Form 10-Q
period 1996-03-31
TREMONT CORPORATION
filed 1996-05-15
CIK 842718

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] - For the quarter ended March 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10126



                              Tremont Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                                76-0262791
- -------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)



              1999 Broadway, Suite 4300, Denver, Colorado    80202
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)



Registrant's telephone number, including area code:               (303) 296-5652




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements within the past 90 days.


                               Yes  X     No
                                   ---       ---


Number of shares of common stock outstanding on April 30, 1996:    7,396,192

                      TREMONT CORPORATION AND SUBSIDIARIES

                                     INDEX



                                                                                                    Page
                                                                                                    number
                                                                                                    ------
PART I.             FINANCIAL INFORMATION

  Item 1.           Financial Statements.

                    Consolidated Balance Sheets - December 31, 1995
                     and March 31, 1996                                                                3-4

                    Consolidated Statements of Operations - Three
                     months ended March 31, 1995 and 1996                                               5

                    Consolidated Statement of Stockholders' Equity -
                     Three months ended March 31, 1996                                                  6

                    Consolidated Statements of Cash Flows - Three
                     months ended March 31, 1995 and 1996                                               7

                    Notes to Consolidated Financial Statements                                         8-11

  Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                             12-21

PART II.            OTHER INFORMATION

  Item 1.           Legal Proceedings.                                                                21-22

  Item 5.           Other Information                                                                   22

  Item 6.           Exhibits and Reports on Form 8-K.                                                   23

                      TREMONT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                                                          December 31,         March 31,
              ASSETS                                                          1995*              1996
                                                                         -------------       -------------
Current assets:
  Cash and cash equivalents                                              $       2,650       $       2,228
  Accounts and notes receivable                                                  4,104               4,094
  Refundable income taxes                                                          225                 225
  Receivable from related parties                                                  274                 761
  Prepaid expenses                                                                 257                 234
                                                                         -------------       -------------

      Total current assets                                                       7,510               7,542
                                                                         -------------       -------------

Other assets:
  Investment in NL                                                              31,586              32,005
  Investment in TIMET                                                           49,474              64,238
  Investment in joint ventures                                                   4,795               4,992
  Receivable from related parties                                               27,990              28,012
  Deferred income taxes                                                            248                 381
  Other                                                                         12,520               8,165
                                                                         -------------       -------------

      Total other assets                                                       126,613             137,793
                                                                         -------------       -------------

Net property and equipment                                                         755                 742
                                                                         -------------       -------------

                                                                         $     134,878       $     146,077
                                                                         =============       =============

_______________________________
* Reclassified

                      TREMONT CORPORATION AND SUBSIDIARIES

                                 (In thousands)



                                                                          December 31,           March 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                       1995*                1996
                                                                          ------------         ------------
Current liabilities:
  Notes payable                                                           $      2,500         $      -
  Accounts payable and accrued liabilities                                       4,631                4,042
  Payable to related parties                                                       491                  432
                                                                          ------------         ------------

      Total current liabilities                                                  7,622                4,474
                                                                          ------------         ------------

Noncurrent liabilities:
  Payable to related parties                                                     3,450                3,500
  Insurance claims and claim expenses                                           12,778               12,665
  Accrued postretirement benefit cost                                           22,123               22,082
  Other                                                                          4,000                4,000
                                                                          ------------         ------------

      Total noncurrent liabilities                                              42,351               42,247
                                                                          ------------         ------------

Minority interest                                                                1,246                1,304
                                                                          ------------         ------------

Stockholders' equity:
  Common stock                                                                   7,550                7,550
  Additional paid-in capital                                                   231,815              231,815
  Accumulated deficit                                                         (146,796)            (132,539)
  Adjustments:
    Currency translation                                                        (3,145)              (3,934)
    Marketable securities                                                          (62)                 180
    Pension liabilities                                                         (2,107)              (1,424)
                                                                          ------------         ------------
                                                                                87,255              101,648
  Less treasury stock, at cost                                                   3,596                3,596
                                                                          ------------         ------------

      Total stockholders' equity                                                83,659               98,052
                                                                          ------------         ------------

                                                                          $    134,878         $    146,077
                                                                          ============         ============

Commitments and contingencies (Note 7)
___________________________________
* Reclassified


         See accompanying notes to consolidated financial statements.

                      TREMONT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)




                                                                            Three months
                                                                           ended March 31,
                                                                    -----------------------------
                                                                       1995*               1996
                                                                    ----------          ---------

Equity in earnings (loss) of:
    TIMET                                                           $   (2,972)         $   1,324
    NL Industries                                                        1,418              1,450
                                                                    ----------          ---------

                                                                        (1,554)             2,774

General corporate expenses, net                                            609                366
Interest expense                                                          -                   130
                                                                    ----------          ---------

    Income (loss) before income taxes
     and minority interest                                              (2,163)             2,278

Income tax expense                                                        -                   -
Minority interest                                                         -                   (57)
                                                                    ----------          ---------

    Net income (loss)                                               $   (2,163)         $   2,221
                                                                    ==========          =========

Net income (loss) per common share                                  $     (.29)         $     .29
                                                                    ==========          =========

Weighted average common shares outstanding                               7,354              7,666
                                                                    ==========          =========


____________________________
* Reclassified





         See accompanying notes to consolidated financial statements.

                      TREMONT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three months ended March 31, 1996

                                 (In thousands)




                                                                                             Adjustments
                                                 Additional                    --------------------------------------
                                    Common         paid-in      Accumulated     Currency     Marketable    Pension
                                    stock          capital        deficit      translation   securities   liabilities
                                  -----------    ----------     -----------    -----------   ----------   -----------
Balance at December 31, 1995        $ 7,550       $ 231,815     $(146,796)     $ (3,145)     $  (62)     $    (2,107)

Net income                                -               -         2,221             -           -                -

Reduction of interest in TIMET
  (Note 1)                                -               -        12,036          (173)          -              683

Adjustments, net                          -               -             -          (616)        242                -
                                    -------       ---------     ---------      --------      ------      -----------
Balance at March 31, 1996           $ 7,550       $ 231,815     $(132,539)     $ (3,934)     $  180      $    (1,424)
                                    =======       =========     =========      ========      ======      ===========


                                                            Total
                                           Treasury       stockholders'
                                             stock          equity
                                          ----------      ------------
Balance at December 31, 1995              $  (3,596)      $ 83,659

Net income                                        -          2,221

Reduction of interest in TIMET
  (Note 1)                                        -         12,546

Adjustments, net                                  -           (374)
                                          ---------       --------
Balance at March 31, 1996                 $  (3,596)      $ 98,052
                                          =========       ========





          See accompanying notes to consolidated financial statements.

                      TREMONT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                           Three months
                                                                                          ended March 31,
                                                                                       ----------------------
                                                                                        1995*         1996
                                                                                       -------     ----------
Cash flows from operating activities:
  Net income (loss)                                                                    $(2,163)    $    2,221
  Depreciation and amortization                                                             17             13
  Postretirement benefits                                                                 (229)           (41)
  Losses (earnings) of affiliates in excess of distributions                             1,554         (1,858)
  Other, net                                                                               (39)          (149)
  Change in assets and liabilities:
    Accounts and notes receivable                                                         (344)            27
    Accounts with related parties                                                         (257)          (569)
    Accounts payable and accrued liabilities                                              (570)          (589)
    Income taxes                                                                            (6)          -
    Other, net                                                                             (35)           (90)
    Dispositions of marketable trading securities                                        3,244           -
                                                                                       -------     ----------

      Net cash provided from (used by) operating activities                              1,172         (1,035)
                                                                                       -------     ----------
Cash flows from investing activities:
  Loans to related parties                                                              (2,500)          -
  Proceeds from the disposition of property held for sale                                 -             3,000
  Other, net                                                                                29             63
                                                                                       -------     ----------

      Net cash provided from (used by) investing activities                             (2,471)         3,063
                                                                                       -------     ----------
Cash flows from financing activities:
  Borrowings from related parties                                                         -                50
  Reductions of indebtedness                                                              -            (2,500)
                                                                                       -------     ----------

      Net cash used by financing activities                                               -            (2,450)
                                                                                       -------     ----------

Net decrease in cash and cash equivalents                                               (1,299)          (422)
Balance at beginning of period                                                           3,809          2,650
                                                                                       -------     ----------

Balance at end of period                                                               $ 2,510     $    2,228
                                                                                       =======     ==========
Supplemental disclosures - cash paid for:
  Interest                                                                             $  -        $       61
  Income taxes                                                                               6           -

___________________________________
* Reclassified


          See accompanying notes to consolidated financial statements.

                      TREMONT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

       Tremont Corporation is principally a holding company with operations conducted through its 46%-owned subsidiary, Titanium Metals Corporation ("TIMET"), and 18%-owned affiliate, NL Industries, Inc. Contran Corporation holds, directly or through subsidiaries, approximately 44% of Tremont's outstanding common stock and 54% of NL's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons may be deemed to control each of Contran, NL and Tremont.

       On February 15, 1996, TIMET completed the acquisition of the titanium metals business of IMI plc and affiliates ("IMI") as described in Note 3 which reduced Tremont's ownership in TIMET from 75% to 46%. As a result of its reduced ownership level, Tremont has ceased to consolidate TIMET and instead reports its interest in TIMET by the equity method of accounting. Tremont accounted for this transaction as a reduction of interest in an affiliate and, accordingly, recorded a $12.5 million increase to stockholders' equity in the first quarter of 1996. The change in stockholders' equity resulted from the difference between Tremont's postacquisition 46% interest in TIMET and its 75% preacquisition interest in TIMET.

       The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1996, the consolidated statements of operations and cash flows for the interim periods ended March 31, 1995 and 1996 and the consolidated statement of stockholders' equity for the interim period ended March 31, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. Prior period amounts have been reclassified to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

       Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Annual Report").

Note 2 - Income (loss) per common share:

       Income (loss) per common share is based on the weighted average number of common shares and equivalents outstanding. Common stock equivalents, consisting of nonqualified stock options, are excluded from the calculation when their effect is antidilutive or not material.

Note 3 - Unconsolidated affiliates and joint ventures:

       See Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for summarized information relating to the results of operations, financial position and cash flows of TIMET and NL, which information is incorporated herein by reference.

TIMET

       On February 15, 1996, TIMET completed an agreement to acquire IMI's titanium metals business (the "IMI Titanium Acquisition"). IMI previously conducted its titanium business principally through its wholly-owned United Kingdom subsidiary, IMI Titanium Ltd. (now known as TIMET UK), and its United States subsidiary, IMI Titanium, Inc. (now known as TIMET Castings). TIMET UK is Western Europe's largest producer of titanium ingot and mill products for aerospace and industrial applications. TIMET Castings manufactures titanium castings principally for aerospace applications and golf club heads. IMI conveyed all of its titanium related business to TIMET in exchange for newly issued shares of TIMET's Class A common stock valued at $70 million, and TIMET issued $20 million of TIMET's subordinated debt to IMI in exchange for a like amount of debt previously owed to IMI by TIMET UK. After the transaction, TIMET was owned 46.3% by Tremont, 37.9% by IMI, 15.4% by UTSC, and .4% by management. In connection with the IMI Titanium Acquisition, Tremont was granted a three year option to purchase up to an additional 8% of TIMET's then-outstanding common stock from IMI for $16 million. Tremont assigned to UTSC the right to acquire from IMI up to 2% of TIMET's then-outstanding common stock for $4 million under the option. TIMET accounted for the IMI Titanium Acquisition by the purchase method of accounting.

       The following pro forma financial information has been prepared assuming the IMI Titanium Acquisition occurred at the beginning of fiscal 1995. The pro forma financial information is not necessarily indicative of the results which actually would have been obtained if the IMI Titanium Acquisition had been effected at such earlier date or of the results which may be obtained in the future.

                                                        Three Months
                                                           Ended
                                                -------------------------------
                                                 March 31,           March 31,
                                                   1995                1996
                                                ----------           ----------
                                                        (In millions)
Equity in earnings (loss) of:
     TIMET                                      $     (4.7)          $      3.1
     NL                                                1.4                  1.4
                                                ----------           ----------

                                                $     (3.3)          $      4.5
                                                ==========           ==========

Net income (loss)                               $     (3.9)          $      4.1
                                                ==========           ==========

Net income (loss) per common share              $     (.53)          $      .55
                                                ==========           ==========


NL Industries

              Tremont holds 9.1 million shares or 18% of NL's outstanding common stock. At March 31, 1996, the net carrying amount of the Company's investment in NL was about $3.50 per share while the market price of NL common stock was $13.25 per share.

Joint Ventures

       Investment in joint ventures represents the Company's (i) 32% equity interest in Basic Investments, Inc. ("BII"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and (ii) 12% interest in Victory Valley Land Company, L.P. ("VVLC"), which is actively engaged in efforts to develop certain real estate. BII, through a wholly-owned subsidiary, owns an additional 50% interest in VVLC.


Note 4 - Accounts payable and accrued liabilities:

                                           December 31,         March 31,
                                               1995               1996
                                           ------------      -------------
                                                   (In thousands)
Accounts payable                            $       35       $        -

Accrued liabilities:
  Postretirement benefit cost                    1,819               1,819
  Other                                          2,777               2,223
                                            ----------       -------------

                                            $    4,631       $       4,042
                                            ==========       =============


Note 5 - Income taxes:

       The difference between the income tax benefit (expense) attributable to the Company's pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                               Three months ended
                                                                    March 31,
                                                             -----------------------
                                                               1995           1996
                                                             --------       --------
                                                                   (In thousands)
Expected income tax benefit (expense)                        $    757       $   (797)
Incremental tax and rate differences on equity
 in income of companies not included in the
 consolidated tax group                                          -                30
Utilization of net operating loss carryforward                   -               731
Valuation allowance                                              (761)            32
Other, net                                                          4              4
                                                             --------       --------

     Income tax expense                                      $   -          $      -
                                                             ========       ========

Note 6 - Related party transactions:

       Current receivables from related parties at December 31,1995 and March 31, 1996 represent amounts due under loss sharing arrangements with NL and Baroid Corporation and interest due from TIMET. Noncurrent receivables from related parties include $22.5 million of loans and interest due from TIMET with the balance principally representing additional amounts due under loss sharing arrangements. Current payables to related parties principally include amounts due to NL and TIMET under intercorporate services agreements and interest due to Contran. Noncurrent payables to related parties represent loans from Contran.


Note 7 - Commitments and contingencies:

       For information concerning certain legal proceedings, income tax and other contingencies related to the Company, TIMET and NL, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) Part II, Item 1 -- "Legal Proceedings," and (iii) the 1995 Annual Report, including certain information concerning TIMET's and NL's legal proceedings incorporated therein by reference.




                 [Remainder of page intentionally left blank.]

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward - Looking Information

       The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources", both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report and in the 1995 Annual Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's, TIMET's and NL's other public reports and filings and public statements.

RESULTS OF OPERATIONS:

General

       Tremont Corporation is principally a holding company with operations conducted through TIMET and NL. The Company currently holds 46% of the outstanding common stock of TIMET and 18% of NL's outstanding common stock. The results of Tremont, TIMET, NL, and other items are discussed below.


TIMET


                                             Three months ended
                                                  March 31,
                                          ------------------------
                                            1995             1996               Change
                                          --------         -------             --------
                                                                  (In millions)
Net sales                                  $  41.7         $ 107.6             $   65.9
                                           =======         =======             ========
Operating income (loss):
  Before special charges                   $  (1.6)        $  11.0             $   12.6
  Special charges                               -             (4.2)                (4.2)
                                           -------         -------             --------
                                              (1.6)            6.8                  8.4

General corporate income (expense)              .1             (.1)                 (.2)
Interest expense                               2.5             3.5                 (1.0)
                                           -------         -------             --------

  Income (loss) before income tax             (4.0)            3.2                  7.2
Income tax expense                              -              (.7)                 (.7)
Preacquisition earnings                         -              (.4)                 (.4)
                                           -------         -------             --------

  Net income (loss)                        $  (4.0)        $   2.1             $    6.1
                                           =======         =======             ========
Tremont's equity in TIMET's
  income (loss)                            $  (3.0)        $   1.3             $    4.3
                                           =======         =======             ========

       For the first quarter of 1996, sales volume of titanium sponge, ingot and mill products increased to 8.4 million pounds compared to 4.6 million pounds in the year-ago period. Shipments from TIMET UK and TIMET Castings aggregated 2.6 million pounds in the first quarter of 1996. TIMET UK's sales were $32.0 million in the first quarter of 1996 while TIMET Castings' sales were $10.7 million. Average selling prices in the first quarter of 1996 were up approximately 18% over the first quarter of 1995. The selling price increases reflect both the pass-through of cost increases, particularly raw material costs, and real price improvement associated with increased market demand. Although TIMET and the titanium industry are continuing to experience a significant increase in the cost of certain raw materials, TIMET's increased selling prices more than offset those cost increases. Prices on recent orders for titanium products have continued to increase relative to 1995 levels, although there can be no assurance that this trend will continue.

       Operating levels at TIMET's plants in the first quarter of 1996 were higher than the same period in 1995 and contributed to the better operating results. The VDP titanium sponge plant operated near its practical capacity of 20 million pounds annually in the first quarter of 1996 compared to about 75% of practical capacity in 1995. Depreciation expense increased $1 million in the first quarter of 1996 over the year ago period principally as a result of the IMI Titanium Acquisition. TIMET presently expects its VDP plant to operate near practical capacity in 1996 if current conditions continue. TIMET also expects to restart production of titanium sponge at its original Kroll-leach facility during 1996 in response to demand for certain grades of titanium sponge. Anticipated costs to restart the Kroll-leach facility at a projected annual production rate of approximately 4 million pounds are estimated to be less than $1 million, of which approximately $.3 million was incurred in the first quarter of 1996.

       TIMET's operating income in the first quarter of 1996 included $1.4 million related to equity in earnings of THT compared to $.7 million in the year ago period.

       Special charges included $3 million related to compensation of TIMET's officers in consideration for their services in connection with the IMI Titanium Acquisition, and $1.2 million related to integration costs.

       Interest expense increased in the first quarter of 1996 principally due to higher average borrowings under TIMET's U.S. credit agreement and the $20 million of subordinated debt issued to IMI in connection with the IMI Titanium Acquisition.

       TIMET's income tax rate varies from the U.S. statutory rate primarily due to net operating loss carry forward utilization against U.S. pre-tax income. Statement of Financial Accounting Standards ("SFAS") No. 109 requires a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. TIMET may release a portion of its deferred tax asset valuation allowance in 1996, potentially resulting in a significant tax benefit, if it concludes that the "more likely than not" realization criteria of SFAS No. 109 are met. TIMET evaluates its deferred tax valuation allowance quarterly.

NL Industries

       The Company's 18% interest in NL is reported by the equity method. Tremont reports its 18% interest in NL by the equity method due to the fact that Tremont and NL may be deemed to be under common control by reason of stock ownership and common directors and executive officers. The information included below relating to the financial position, results of operations and liquidity and capital resources of NL has been summarized from reports filed with the Securities and Exchange Commission by NL (File No. 1-640), which reports contain more detailed information concerning NL, including complete financial statements on NL's historical basis of accounting.

       Tremont's equity in earnings of NL differs from the amount that would be expected by applying Tremont's ownership percentage to NL's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in NL. Amortization of such basis differences generally reduces earnings attributable to NL as reported by Tremont.

       NL's chemical operations are conducted in two business segments -- TiO(2) conducted by Kronos and specialty chemicals conducted by Rheox.

                                                         Three months ended
                                                              March 31,
                                                       ------------------------
                                                        1995              1996           Change
                                                       ------            ------         --------
                                                           (In millions, except percentages)
Net sales:
  Kronos                                               $217.4            $206.3              -5%
  Rheox                                                  33.5              34.1              +2%
                                                       ------            ------

                                                       $250.9            $240.4              -4%
                                                       ======            ======
Operating income:
  Kronos                                               $ 32.5            $ 29.5              -9%
  Rheox                                                   9.5              12.4             +31%
                                                       ------            ------

                                                         42.0              41.9             N/C
General corporate items:
  Securities earnings, net                                2.5               1.3
  Expenses, net                                          (4.6)             (5.0)
Interest expense                                        (20.7)            (19.1)
                                                       ------            ------
                                                         19.2              19.1
Income tax expense                                       (5.8)             (5.7)
Minority interest                                         (.3)            -
                                                       ------            ------

  Net income                                           $ 13.1            $ 13.4         $    .3
                                                       ======           =======         =======
Tremont's equity in NL's earnings,
  including amortization of basis differences          $  1.4            $  1.4         $    -
                                                       ======          ========         =======
Percent changes in TiO(2):
   Sales volume                                                                             -11%
   Average selling prices (in billing currencies)                                            +5%

       Kronos' TiO(2) operating income in the first quarter of 1996 decreased from the first quarter of 1995 as higher average selling prices were more than offset by lower production and sales volumes. Kronos' first quarter sales volumes declined 11% from the record sales volumes of the first quarter of 1995. Slow economic activity in markets in which Kronos sells TiO(2) contributed to continued soft demand during the first quarter of 1996. While average TiO(2) selling prices for the first quarter of 1996 were 5% higher than the first quarter of 1995, average prices for the quarter were 3% lower than the fourth quarter of 1995. Kronos anticipates TiO(2) demand will remain soft through at least the first half of 1996.


       Rheox's operating results for the first quarter of 1996 improved compared to the first quarter of 1995 on higher sales volumes and selling prices and included a $2.7 million gain related to the curtailment of certain U.S. employee pension benefits.

       A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies increased the dollar value of sales for the first quarter of 1996 by $5 million compared to the first quarter of 1995.

       Securities earnings were lower due to lower average balances available for investment. Interest expense was lower primarily due to lower variable interest rates.


LIQUIDITY AND CAPITAL RESOURCES:

Tremont

       Tremont, with its 46% interest in TIMET and 18% interest in NL at March 31, 1996, is principally a holding company. At March 31, 1996, Tremont had parent level cash and cash equivalents of approximately $.7 million and its 9.1 million shares of NL common stock had an aggregate market value of about $120 million. NL resumed cash dividends in the first quarter of 1996 at the rate of $.10 per NL share per quarter. At this rate, Tremont would receive dividends aggregating about $.9 million each quarter.

       Tremont's intercompany loans plus accrued interest to TIMET aggregated $22.5 million at March 31, 1996 including $2.5 million advanced in the first quarter of 1995. TIMET's subordinated debt to Tremont accrues interest at 10.4% and is payable quarterly. Tremont expects to receive about $.5 million of interest payments from TIMET each quarter related to its intercompany loans. Such loans are due January 1, 2000, although TIMET's U.S. credit facility and other agreements currently prohibit repayments of principal on such loans, except for repayments from a percentage of the proceeds of a public offering of TIMET's equity securities as discussed below.

       Tremont has a $15 million revolving credit agreement with Contran Corporation maturing in January 1998. The loan is collateralized by 2.5 million shares of NL common stock and accrues interest, at Tremont's option, at either the prime rate plus 3/4% or LIBOR plus 2% (8.6% at March 31, 1996). At March 31, 1996, $3.5 million was outstanding under this credit agreement. In June 1995, Tremont borrowed $2.5 million under a margin loan with an investment bank which was repaid on March 28, 1996. Tremont also had approximately $9 million of letters of credit outstanding under a third party credit agreement at March 31, 1996.

       Other than as discussed above, Tremont has not guaranteed any indebtedness of TIMET. Nevertheless, Tremont may elect to provide additional funds to TIMET in the future. In order to meet its obligations, Tremont may seek to borrow additional amounts against a portion of its interest in NL, sell certain assets, and/or enter into other transactions to manage its liquidity, which transactions may involve related parties. Tremont believes it will be able, through some combination of the aforementioned measures, to satisfy its needs for liquidity to meet its obligations. Additional information regarding Tremont's liquidity and capital resources is described below under "TIMET".

       The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, restructure ownership interests, refinance or restructure indebtedness, sell marketable securities or other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company may investigate, evaluate and discuss acquisition, joint venture and other business combination opportunities in the titanium and specialty metal industries, and in this regard TIMET has been exploring a potential strategic relationship with a large titanium producer in Russia. In the event of any future acquisition or joint venture opportunities, the Company may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing the Company's existing debt.

TIMET

       Summarized historical balance sheet and cash flow information of TIMET is presented below.

                                                        December 31,         March 31,
                                                           1995                 1996
                                                        -----------          ---------
                                                                 (In millions)
Cash and cash equivalents                               $      -             $      .5
Other current assets                                          103.6              210.6
Investment in joint ventures                                   13.9               15.5
Other noncurrent assets                                         6.4               17.2
Property and equipment                                        124.9              178.6
                                                        -----------          ---------
                                                        $     248.8          $   422.4
                                                        ===========          =========

Current liabilities                                     $      97.1          $   182.5
Long-term debt                                                 21.5                 .1
Capital lease obligation to related parties                    -                   9.6
Payable to related parties                                     23.9               42.8
Accrued postretirement benefits cost                           28.2               28.1
Deferred income taxes                                            .8                7.9
Other noncurrent liabilities                                    9.2               10.4
Class B redeemable common stock                                -                   1.5
Stockholders' equity:
  Capital and retained earnings                                70.2              142.3
  Adjustments, principally minimum
   pension liabilities                                         (2.1)              (2.8)
                                                        -----------          ---------
                                                               68.1              139.5
                                                        -----------          ---------
                                                        $     248.8          $   422.4
                                                        ===========          =========

                                                             Three months ended
                                                        -----------------------------
                                                         April 2,           March 31,
                                                           1995               1996
                                                        ----------          ---------
                                                                 (In millions)
Net cash provided (used) by:
  Operating activities                                  $     (2.8)          $ (11.0)
  Investing activities:
    Capital expenditures                                      (1.1)             (2.4)
    Purchase of IMI titanium business                         -                 (2.3)
    Other, net                                                  .4                .2
  Financing activities:
    Net borrowings                                             1.2              14.0
    Loans from related parties                                 2.5              -
  Foreign currency translation                                  .1              -
  Cash acquired, net                                          -                  1.9
                                                        ----------           -------
                                                        $       .3           $    .4
                                                        ==========           =======
Cash paid for:
  Interest                                              $      1.7           $   2.3
  Income taxes                                                -                 -
Acquisition of IMI titanium business:
  Cash and cash equivalents                             $     -              $   1.2
  Noncash assets                                              -                143.6
  Liabilities                                                 -                (72.5)
  Common stock issued to IMI                                  -                (70.0)
                                                        ----------           -------
       Cash paid                                        $     -              $   2.3
                                                        ==========           =======

       TIMET's results for the first quarter of 1996 were significantly improved over the year ago period and continued to include significant noncash items. Depreciation expense increased to $3.9 million in the first quarter of 1996 compared to $2.9 million for the same period in 1995 principally as a result of the IMI Titanium Acquisition. TIMET recorded $4.2 million of special charges in the first quarter of 1996 related to the IMI Titanium Acquisition (approximately $1.5 million of which was noncash). TIMET's cash flow from operations in the first quarter of 1996 was negatively impacted by increases in inventories and accounts receivable, which were partially offset by increases in accounts payable and accrued liabilities. Cash flow from operating activities in the first quarter of 1995 was adversely impacted by relative changes in assets and liabilities.

       TIMET's capital expenditures in the first quarter of 1996 were $2.4 million compared to $1.1 million in the year-ago period. TIMET estimates capital expenditures in 1996 will be approximately $15 million, including $10 million relating to TIMET UK and TIMET Castings, substantially all of which is expected to be supplied by cash flow from operating activities. TIMET's 1996 capital expenditures are expected to be primarily directed toward manufacturing process improvements, principally at TIMET UK and TIMET Castings.

       Reductions of indebtedness in the first quarter of 1996 include $.8 million of installments on the term loan portion of TIMET's U.S. credit facility. TIMET's net repayment of bank debt aggregated $1.0 million in the first quarter of 1995.

       TIMET consumed significant amounts of cash in the first quarter of 1996 and each of the past three years to fund operating losses, capital expenditures, working capital and debt service, including about $16 million consumed by TIMET for such items in the first quarter of 1996. The consumption of cash has required TIMET to both increase its bank borrowings and obtain additional financial support from its stockholders. TIMET has taken and continues to take measures to manage its near-term and long-term liquidity requirements including, among other things, refinancing certain debt, containment of capital expenditures, a public offering of TIMET's equity securities as discussed below, and other efforts to control both costs and the level of working capital.

       TIMET's $90 million U.S. credit facility provides for term loans which aggregated $24 million at March 31, 1996. The balance of the facility is available as a revolving credit/letter of credit facility. Borrowings under the revolving portion are limited to a formula-determined amount of accounts receivable and inventories (the "borrowing base"). Interest accrues at the prime rate plus 2% to 2.5%. The weighted average interest rate on outstanding revolver and term loan borrowings was 10.5% at March 31, 1996. The credit facility presently expires in early fiscal 1997. TIMET has reached an understanding with its lead lender for a one-year extension of the maturity date of its U.S. credit facility, a 1.5% reduction in the effective interest rates, and an increase in borrowing availability thereunder up to a maximum of $105 million, subject to definitive documents and acceptance of such terms by the remaining lenders. Borrowings are collateralized by substantially all of TIMET's U.S. assets. The credit facility prohibits the payment of dividends on TIMET's common stock in excess of 20% of TIMET's net income in any fiscal year, limits TIMET's additional indebtedness and transactions with affiliates, requires the maintenance of certain financial amounts and contains other covenants customary in transactions of this type. At March 31, 1996, TIMET had about $7 million of borrowings available under its U.S. credit facility.

       In connection with the IMI Titanium Acquisition, TIMET UK entered into a short-term L.10 million overdraft/revolving credit facility. The agreement restricts payments of dividends from TIMET UK, loans and other transactions with related parties and contains other covenants customary in transactions of this type. Borrowings under this agreement are collateralized by substantially all of TIMET UK's assets and accrue interest at the bank's base rate plus 2%. No borrowings were outstanding under this facility at March 31, 1996.

       Also in connection with the IMI Titanium Acquisition, TIMET issued $20 million of subordinated debt to IMI. The subordinated debt accrues interest at 10.4% and requires quarterly principal payments of $1.25 million beginning in 1997 through 1999, except that principal payments in 1997 are subject to achievement of certain financial tests under TIMET's U.S. credit facility. The balance is due on December 31, 1999. The terms of the notes to both Tremont and IMI require TIMET to apply not less than an aggregate of one-third of the net proceeds to TIMET from any public offering of its securities to prepayment of principal and accrued interest outstanding thereunder. The terms of TIMET's U.S. credit facility currently permit TIMET to apply a maximum of one-third of the net proceeds from any public offering of its securities to repay shareholder indebtedness to IMI and Tremont. TIMET has reached an understanding with its lead lender that under certain circumstances TIMET will be entitled to repay such shareholder indebtedness (which does not include certain capital lease obligations to IMI) in full.

       TIMET has filed a registration statement with the Securities and Exchange Commission (the "Commission") to permit TIMET to offer 14.5 million shares of TIMET's common stock to the public (the "Offerings"). TIMET is to offer 6.2 million of the shares and will use the proceeds to repay debt, including TIMET's debt to Tremont and IMI. The remaining shares are to be
offered by UTSC and IMI.   Tremont expects to participate as a selling
stockholder only if the underwriters' overallotment options are exercised. All of the shares offered under the overallotment options, if any, will be sold by Tremont. Sales of shares pursuant to the Offerings will be made only pursuant to an effective registration statement under the Securities Act of 1933 and no assurance can be given that the Offerings will be completed.

       At March 31, 1996 TIMET had $81 million of debt outstanding under its U.S. credit facility, $22.5 million of indebtedness to Tremont and $20 million of indebtedness to IMI, excluding capital leases. TIMET expects the net proceeds to it from the Offerings will be approximately $123.2 million. TIMET expects to use $42.5 million of the net proceeds to repay all existing indebtedness, excluding capital leases, to stockholders and $80.6 million to repay a portion of its bank indebtedness. To the extent that the net proceeds from the Offerings exceed an amount necessary to repay all indebtedness referred to above, TIMET expects to use the balance for general corporate purposes.

       Additional information regarding TIMET's liquidity and capital resources is described above under "Tremont".

NL Industries

       Summarized historical balance sheet and cash flow information of NL is presented below.

                                                                            December 31,        March 31,
                                                                                 1995             1996
                                                                            ------------        ---------
                                                                                     (In millions)
Cash, cash equivalents and securities                                         $   141.3          $   113.1
Other current assets                                                              409.7              436.9
Noncurrent securities                                                              20.9               24.2
Investment in joint ventures                                                      185.9              184.6
Other noncurrent assets                                                            54.6               53.2
Property and equipment                                                            459.2              456.1
                                                                              ---------          ---------
                                                                              $ 1,271.6          $ 1,268.1
                                                                              =========          =========

Current liabilities                                                           $   302.4         $    287.5
Long-term debt                                                                    740.3              760.6
Deferred income taxes                                                             157.2              151.2
Accrued postretirement benefits cost                                               60.2               59.7
Other noncurrent liabilities                                                      217.8              205.8
Minority interest                                                                   3.1                 .3
Stockholders' deficit:
  Capital and retained earnings                                                   (80.0)             (71.7)
  Adjustments, principally foreign
   currency translation                                                          (129.4)            (125.3)
                                                                              ---------          ---------
                                                                                 (209.4)            (197.0)
                                                                              ---------          ---------
                                                                              $ 1,271.6          $ 1,268.1
                                                                              =========          =========


                                                                                  Three months ended
                                                                                       March 31,
                                                                               -------------------------
                                                                                 1995             1996
                                                                               -------          --------
                                                                                    (In millions)
Net cash provided (used) by:
  Operating activities                                                         $  (2.3)         $  (31.3)
  Investing activities:
    Capital expenditures                                                         (12.4)            (12.3)
    Other, net                                                                    (2.3)             (3.7)
  Financing activities:
    Net borrowings (repayments)                                                  (10.5)             25.1
    Other, net                                                                    -                 (5.5)
                                                                               -------          --------

                                                                               $ (27.5)        $   (27.7)
                                                                               =======         =========
Cash paid for:
  Interest, net of amounts capitalized                                         $   5.0         $     6.6
  Income taxes                                                                     2.2               6.6

       The TiO2 industry is cyclical, with a peak in selling prices in early 1990 and a trough in the third quarter of 1993. Although selling prices increased significantly since the 1993 trough, prices began declining during the last half of 1995. NL's cash flows from operations declined during the first quarter of 1996 primarily due to changes in NL's inventories, receivables and payables (excluding the effect of currency translation).

       Certain of NL's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed or may propose tax deficiencies. NL has reached an agreement in principle with the German tax authorities regarding examinations which will resolve certain significant tax contingencies for years through 1990. NL expects to finalize assessments and pay tax deficiencies of approximately DM 50 million ($34 million at March 31, 1996), including interest, in settlement of these issues during 1996. Certain other German tax contingencies remain outstanding and will continue to be litigated. Although NL believes that it will ultimately prevail, NL has granted a DM 100 million ($68 million at March 31, 1996) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court rulings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

       Rheox acquired the minority interests of its non-U.S. subsidiaries for $5.2 million in the first quarter of 1996.

       NL borrowed DM 50 million ($35 million when borrowed) under its DM credit facility during the first quarter of 1996. Repayments of indebtedness in the same period included payments of $5.8 million on the Rheox bank term loan and $3.9 million on the joint venture term loan.

       In the first quarter of 1996, NL resumed its quarterly dividend by paying a $.10 per share dividend to shareholders aggregating $5.1 million. NL's ability to continue paying dividends in the near term is contingent upon, among other things, meeting certain covenants of its Senior Notes.

       At March 31, 1996, NL had cash and cash equivalents aggregating $113 million (27% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $11 million. NL's subsidiaries had $15 million and $152 million available for borrowing at March 31, 1996 under existing U.S. and non-U.S. credit facilities, respectively, of which $85 million of the non-U.S. amount is available only for (i) permanently reducing the DM term loan or (ii) paying future German income tax assessments, as described above.

       NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites or facilities currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has adequate accruals ($100 million at March 31, 1996 with respect to domestic sites) for reasonably estimable costs of such matters. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $165 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

       NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. Although no assurance can be given that NL will not incur liability in respect of this litigation, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot be reasonably estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to impose various obligations on present and former manufacturers of lead pigment and lead- based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

       NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may also review opportunities for the acquisition of businesses and assets in the chemicals industry. In the event of any future acquisition, NL may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.


                          PART II.  OTHER INFORMATION



Item 1.       Legal Proceedings.

       Reference is made to the 1995 Annual Report for descriptions of certain legal proceedings.

       Reference is made to the discussion appearing in the 1995 Annual Report regarding an action filed against the Company in connection with the 1991 purchase by the Company of shares of NL stock from Valhi, Inc., a company that may be deemed to be controlled by Harold Simmons (Alan Russell Kahn vs. Tremont Corporation, et al., No. 12339). Plaintiff has filed an appeal of this case with the Delaware Supreme Court following the earlier verdict by the Delaware Chancery Court in favor of the defendants. The Company believes the appeal is without merit. The Company intends, and understands that the other defendants intend, to vigorously defend this appeal.


TIMET

       In April 1996, TIMET Castings received a letter from a golf club manufacturer, Ray Cook Golf Company ("Ray Cook"), claiming breach of contract and trademark infringement. Ray Cook asserts damages in the approximate amount of $.6 million for lost profits and delivery delays relating to the production of golf club heads by TIMET Castings. TIMET is currently investigating these claims. At March 31, 1996, TIMET had not accrued any amounts related to this matter.

       TIMET is conducting an additional study and assessment work as required by the California Regional Water Quality Control Board -- Los Angeles Region related to soil and possible groundwater contamination at TIMET Castings' Pomona, California facility. The site is near an area that has been designated as a U.S. Environmental Protection Agency "Superfund" site. At March 31, 1996, TIMET had accrued $.6 million related to this matter.


NL Industries, Inc.

       Information called for by this item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 -- "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, attached hereto as Exhibit 99.1.


Item 5.       Other Information.

       Under the Investment Company Act of 1940 (the "1940 Act"), companies such as mutual funds that engage in the investment business are subject to regulation by the Commission as investment companies. The 1940 Act defines an investment company to include an issuer that (i) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and (ii) owns or proposes to acquire investment securities having a value exceeding 40% of the fair value of such issuer's total assets on an unconsolidated basis (exclusive of cash and cash items). Investment securities are defined generally to include all securities other than those issued by majority- owned subsidiaries of the issuer.

       Tremont is, and has been for the past several years, primarily engaged in the business of operating manufacturing businesses through TIMET and NL. Tremont does not now nor has it ever engaged or intended to engage in the business of investing, reinvesting, owning, holding or trading of securities. Nevertheless, following the IMI Titanium Acquisition, Tremont ceased to own a majority of TIMET's common stock. As a result, the TIMET common stock and NL shares held by Tremont might both be deemed to be investment securities.

       Based on the technical provisions of the 1940 Act and because Tremont believes that regulation as an investment company would be undesirable for a company that engages in a manufacturing business, Tremont has taken the steps necessary to give itself the benefit of a temporary exemption under the 1940 Act, and may seek an order from the Commission that Tremont is primarily engaged, through TIMET and NL, in a non-investment company business. Tremont intends to study the future direction and opportunities available to Tremont with a view to obviating, within one year (the time period afforded by the exemption), any argument concerning Tremont's possible status as an investment company under the 1940 Act.

Item 6.       Exhibits and Reports on Form 8-K.

       (a)    Exhibits:


               9.1    -     Amendment No. 3 to Investors' Agreement between
                            Union Titanium   Sponge Corporation, Toho Titanium
                            Co., Ltd., Nippon Mining Co., Ltd., Mitsui & Co.,
                            Ltd., Mitsui & Co., (U.S.A.), Inc., Titanium Metals
                            Corporation and the Registrant, dated May 30, 1990.

              10.1    -     Amendment No. 4 to the Sponge Purchase Agreement
                            dated May 30, 1990 between Titanium Metals
                            Corporation and Union Titanium  Sponge Corporation.

              10.2    -     L.10 million short term credit facility of TIMET
                            UK, Ltd. with Lloyd's Bank.

              27.1    -     Financial Data Schedule for the three-month period
                            ended March 31, 1996.

              99.1    -     Part II, Item 1 of a Quarterly Report on Form 10-Q
                            for the quarter ended   March 31, 1996 filed by NL
                            Industries, Inc. (File No. 1-640).

       (b) Reports on Form 8-K and Form 8-K/A filed by the Registrant for the quarter ended March 31, 1996 and for the month of April 1996:

              January 4, 1996         -    Reported Items 5 and 7
              January 26, 1996        -    Reported Items 5 and 7
              February 15, 1996       -    Reported Items 5 and 7
              April 29, 1996          -    Reported Items 5 and 7

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TREMONT CORPORATION
                                   ------------------------------
                                            (Registrant)



Date: May   , 1996                 By /s/ Joseph S. Compofelice
- ------------------                    -----------------------------------------
                                      Joseph S. Compofelice
                                      Vice President and
                                      Chief Financial Officer


                                   By /s/ Mark A. Wallace
                                      -----------------------------------------
                                      Mark A. Wallace
                                      Vice President and Controller
                                      (Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                             EXHIBIT DESCRIPTION                                                       PAGE
- -------                                            -------------------                                                       ----
  9.1    -       Amendment No. 3 to Investors' Agreement between Union Titanium   Sponge Corporation, Toho Titanium Co.,
                 Ltd., Nippon Mining Co., Ltd., Mitsui & Co., Ltd., Mitsui & Co., (U.S.A.), Inc., Titanium Metals
                 Corporation and the Registrant, dated May 30, 1990.

 10.1    -       Amendment No. 4 to the Sponge Purchase Agreement dated May 30, 1990 between Titanium Metals Corporation and Union Titanium  Sponge Corporation.

 10.2    -       L.10 million short term credit facility of TIMET UK, Ltd. with Lloyd's Bank.

 27.1    -       Financial Data Schedule for three-month period ended March 31, 1996.

 99.1    -       Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed by NL
                 Industries, Inc. (File No. 1-640).