Form 10-Q
period 1996-06-30
TREMONT CORPORATION
filed 1996-08-14
CIK 842718

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1996
                                                      -------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10126
                                                -------


                             Tremont Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)




         Delaware                                                 76-0262791
- --------------------------------                            --------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)





               1999 Broadway, Suite 4300, Denver, Colorado  80202
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)




Registrant's telephone number, including area code:           (303) 296-5652
                                                         -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X      No
                                  ---        ---

Number of shares of common stock outstanding on July 31, 1996:    7,413,972
                                                              ------------------

                      TREMONT CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                                          Page
                                                                                                         number
PART I.          FINANCIAL INFORMATION

    Item 1.      Financial Statements.

                 Consolidated Balance Sheets - December 31, 1995 and                                       3-4
                   June 30, 1996

                 Consolidated Statements of Operations - Three months and six                               5
                   months ended June 30, 1995 and 1996

                 Consolidated Statement of Stockholders' Equity - Six months ended                          6
                   June 30, 1996

                 Consolidated Statements of Cash Flows - Six months ended                                  7-8
                   June 30, 1995 and 1996

                 Notes to Consolidated Financial Statements                                               9-12

    Item 2.      Management's Discussion and Analysis of Financial Condition                              13-24
                   and Results of Operations.


PART II.         OTHER INFORMATION

    Item 1.      Legal Proceedings.                                                                        25

    Item 4.      Submission of Matters to a Vote of Security Holders.                                      25

    Item 6.      Exhibits and Reports on Form 8-K.                                                         26


                      TREMONT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                 December 31,       June 30,
                 ASSETS                             1995*             1996
                                                --------------    ------------
Current assets:
 Cash and cash equivalents                        $  2,650          $ 69,003
 Accounts and notes receivable                       4,104             4,317
 Refundable income taxes                               225                 0
 Receivable from related parties                       274               622
 Prepaid expenses                                      257               141
                                                  --------          --------
  Total current assets                               7,510            74,083
                                                  --------          --------

Other assets:
 Investment in NL                                   31,586            31,390
 Investment in TIMET                                49,474            85,410
 Investment in joint ventures                        4,795             5,135
 Receivable from related parties                    27,990             5,228
 Deferred income taxes                                 248               530
 Other                                              12,520             9,337
                                                  --------          --------
  Total other assets                               126,613           137,030
                                                  --------          --------
Net property and equipment                             755               730
                                                  --------          --------
                                                  $134,878          $211,843
                                                  ========          ========

- ------------------------------
* Reclassified

                      TREMONT CORPORATION AND SUBSIDIARIES

                                 (In thousands)



                                                 December 31,        June 30,
  LIABILITIES AND STOCKHOLDERS' EQUITY              1995*              1996
                                                 ------------       ----------
Current liabilities:
 Notes payable                                    $  2,500          $      0
 Accounts payable and accrued liabilities            4,631             6,393
 Income taxes                                            0             2,644
 Payable to related parties                            491                44
                                                  --------          --------
  Total current liabilities                          7,622             9,081
                                                  --------          --------
Noncurrent liabilities:
 Payable to related parties                          3,450                 0
 Insurance claims and claim expenses                12,778            12,563
 Accrued postretirement benefit cost                22,123            22,078
 Deferred income taxes                                   0            11,285
 Other                                               4,000             4,120
                                                  --------          --------
  Total noncurrent liabilities                      42,351            50,046
                                                  --------          --------
Minority interest                                    1,246             1,429
                                                  --------          --------
Stockholders' equity:
 Common stock                                        7,550             7,586
 Additional paid-in capital                        231,815           272,875
 Accumulated deficit                              (146,796)         (120,458)
 Adjustments:
  Currency translation                              (3,145)           (4,008)
  Marketable securities                                (62)               97
  Pension liabilities                               (2,107)           (1,209)
                                                  --------          --------
                                                    87,255           154,883
 Less treasury stock, at cost                        3,596             3,596
                                                  --------          --------
  Total stockholders' equity                        83,659           151,287
                                                  --------          --------
                                                  $134,878          $211,843
                                                  ========          ========

Commitments and contingencies (Note 7)


- ---------------------------
* Reclassified



         See accompanying notes to consolidated financial statements.

                      TREMONT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)



                                                  Three months                  Six months
                                                  ended June 30,               ended June 30,
                                            ------------------------       ------------------------
                                              1995*           1996           1995*          1996
                                            ---------      ---------       ---------      ---------
Equity in earnings (loss) of:
 TIMET                                      $  (1,636)     $   3,317       $  (4,608)     $   4,641
 NL Industries                                  2,749          1,201           4,167          2,651
 Other joint ventures                               -            673               -            673
                                            ---------      ---------       ---------      ---------
                                                1,113          5,191            (441)         7,965

Gain on sale of TIMET stock                         -         27,599               -         27,599
Corporate expenses, net                           (67)         2,351             542          2,717
Interest expense                                    -            144               -            274
                                            ---------      ---------       ---------      ---------
  Income (loss) before income taxes and
     minority interest                          1,180         30,295            (983)        32,573

Income tax expense                                  -          6,053               -          6,053
Minority interest                                   -           (125)              -           (182)
                                            ---------      ---------       ---------      ---------
  Net income (loss)                         $   1,180      $  24,117       $    (983)     $  26,338
                                            =========      =========       =========      =========
Net income (loss) per common share          $    0.16      $    3.14       $   (0.13)     $    3.44
                                            =========      =========       =========      =========
Weighted average common shares                  7,353          7,675           7,353          7,646
                                            =========      =========       =========      =========

- ----------------------
*Reclassified




         See accompanying notes to consolidated financial statements.

                      TREMONT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 1996

                                 (In thousands)


                                                                                 Adjustments
                                           Additional                ------------------------------------                Total
                                   Common    paid-in   Accumulated   Currency     Marketable    Pension     Treasury  Stockholders'
                                   stock     capital     deficit    translation   securities  liabilities    stock        equity
                                   -----     -------     -------    -----------   ----------  -----------    -----        ------
Balance at December 31, 1995      $7,550    $231,815   $(146,796)     $(3,145)        $(62)     $(2,107)    $(3,596)     $83,659

Net income                             -           -      26,338            -            -            -           -       26,338
Reduction of interest
   in TIMET, net (Note 1)              -      40,437           -         (179)           -          898           -       41,156
Common stock issued                   36         567           -            -            -            -           -          603
Adjustments, net                       -           -           -         (684)         159            -           -         (525)
Other                                  -          56           -            -            -            -           -           56
                                  ------    --------   ---------      -------         ----      -------     -------     --------

Balance at June 30, 1996          $7,586    $272,875   $(120,458)     $(4,008)        $ 97      $(1,209)    $(3,596)    $151,287
                                  ======    ========   =========      =======         ====      =======     =======     ========


          See accompanying notes to consolidated financial statements.

                      TREMONT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                   Six months ended
                                                                       June 30,
                                                                ---------------------
                                                                 1995*         1996
                                                                -------      --------
Cash flows from operating activities:
 Net income (loss)                                              $  (983)     $ 26,338
 Postretirement benefits                                           (496)          (45)
 Losses (earnings) of affiliates in excess
  of distributions                                                  441        (5,818)
 Gain on sale of TIMET stock                                          -       (27,599)
 Deferred income taxes                                                -         3,407
 Other, net                                                         (16)          206
 Change in assets and liabilities:
  Accounts and notes receivable                                    (494)         (179)
  Accounts with related parties                                    (704)         (494)
  Accounts payable and accrued liabilities                         (397)        1,762
  Income taxes                                                       (6)        2,869
  Other, net                                                       (243)          (99)
  Dispositions of marketable trading securities                   3,244             -
                                                                -------      --------
  Net cash provided from operating activities                       346           348
                                                                -------      --------

Cash flows from investing activities:
 Loans to related party:
  Loans                                                          (2,500)           -
  Collections                                                         -        22,460
 Proceeds from disposition of:
  TIMET common stock, net                                             -        46,898
  Property held for sale                                              -         3,000
 Investment in TIMET                                             (1,148)            0
 Purchases of securities                                         (1,184)       (1,280)
 Other, net                                                         192           274
                                                                -------      --------
  Net cash provided from (used by)
     investing activities                                        (4,640)       71,352
                                                                -------      --------

                     TREMONT CORPORATION AND SUBSIDIARIES

                                (In thousands)



                                                                   Six months ended
                                                                       June 30,
                                                                ---------------------
                                                                 1995*         1996
                                                                -------      --------
Cash flows from financing activities:
 Loans from related party:
  Loans                                                         $ 2,500      $     50
  Repayments                                                          -        (3,500)
 Reductions of indebtedness                                           -        (2,500)
 Other                                                                -           603
                                                                -------      --------
  Net cash provided from (used by) financing activities           2,500        (5,347)
                                                                -------      --------
Net increase (decrease) in cash and cash equivalents             (1,794)       66,353
Balance at beginning of period                                    3,809         2,650
                                                                -------      --------
Balance at end of period                                        $ 2,015      $ 69,003
                                                                =======      ========
Supplemental disclosures - cash paid (received) for:
 Interest                                                       $     -      $    182
 Income taxes                                                         6          (223)

- -----------------------
* Reclassified




         See accompanying notes to consolidated financial statements.

                      TREMONT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

         Tremont Corporation is principally a holding company with operations conducted through its 30%-owned subsidiary, Titanium Metals Corporation ("TIMET"), and 18%-owned affiliate, NL Industries, Inc. Contran Corporation holds, directly or through subsidiaries, approximately 44% of Tremont's outstanding common stock and 55% of NL's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons may be deemed to control each of Contran, NL and Tremont.

         On February 15, 1996, TIMET acquired the titanium metals businesses of IMI plc ("IMI") and, on June 4, 1996, completed an initial public offering of
6.2 million shares of its common stock (the "Offerings"). These transactions reduced Tremont's ownership in TIMET from 75% at December 31, 1995 to 30%. See
Note 3. As a result of its reduced ownership level, Tremont has ceased to consolidate TIMET and instead reports its interest in TIMET by the equity method of accounting. Tremont accounted for these transactions as a reduction of ownership interest in an affiliate and, accordingly, recorded a $41.2 million net increase to stockholders' equity in the six months ended June 30, 1996. The change in stockholders' equity resulted from the difference between the book values of Tremont's current 30% interest in TIMET and its 75% interest in TIMET before the acquisition and initial public offering.

         The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1995 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1996, the consolidated statements of operations and cash flows for the interim periods ended June 30, 1995 and 1996 and the consolidated statement of stockholders' equity for the interim period ended June 30, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. Prior period amounts have been reclassified to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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


Note 2 - Income (loss) per common share:

         Income (loss) per common share is based upon the weighted average number of common shares and equivalents outstanding. Common stock equivalents, consisting of nonqualified stock options, are excluded from the computation when their effect is immaterial or antidilutive.


Note 3 - Unconsolidated affiliates and joint ventures:

         See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for summarized information relating to the results of operations, financial position and cash flows of TIMET and NL, which information is incorporated herein by reference.

TIMET

         Tremont holds 9.5 million shares or 30% of TIMET's outstanding common stock. At June 30, 1996, the net carrying amount of the Company's investment in TIMET was about $9.00 per share while the market price of TIMET common stock on that date was $25.875 per share.

         On February 15, 1996, TIMET acquired IMI's titanium metals businesses (the "IMI Titanium Acquisition"). IMI previously conducted its titanium businesses principally through its wholly-owned United Kingdom subsidiary, IMI Titanium Ltd. (now known as TIMET UK), and its United States subsidiary, IMI Titanium, Inc. (now known as TIMET Castings). TIMET UK is Western Europe's largest producer of titanium ingot and mill products for aerospace and industrial applications. TIMET Castings manufactures titanium castings principally for aerospace applications and golf club heads. IMI conveyed all of its titanium related businesses to TIMET in exchange for 9.5 million newly issued shares of TIMET's Class A common stock valued at $70 million, and TIMET issued $20 million of TIMET's subordinated debt to IMI in exchange for a like amount of debt previously owed to IMI by its U.K. subsidiary. In connection with the IMI Titanium Acquisition, Tremont was granted an option expiring February 15, 1999 to purchase up to an additional 2 million shares of TIMET's common stock from IMI for $16 million. Tremont assigned to UTSC the right to acquire from IMI for $4 million up to .5 million shares of TIMET's common stock under the option. TIMET accounted for the IMI Titanium Acquisition by the purchase method of accounting.

         The following Tremont pro forma financial information has been prepared assuming the IMI Titanium Acquisition occurred at the beginning of fiscal 1995. The pro forma financial information is not necessarily indicative of the results which actually would have been obtained if the IMI Titanium Acquisition had been effected at such earlier date or of the results which may be obtained in the future.


                                                     Six months ended
                                                         June 30,
                                            ------------------------------------
                                                     1995         1996
                                                   -------       ------
                                            (In millions, except per share data)
 Equity in earnings (loss) of:
    TIMET                                          $  (8.4)      $  4.5
    NL                                                 4.2          2.7
    Other joint ventures                                 -           .7
                                                   -------       ------
                                                   $  (4.2)      $  7.9
                                                   =======       ======
 Net income (loss)                                 $  (4.7)      $ 26.2
                                                   =======       ======
 Net income (loss) per common share                $  (.64)      $ 3.43
                                                   =======       ======

         On June 4, 1996, TIMET completed the sale of 6.2 million shares of its common stock to the public pursuant to a registration statement filed with the Securities and Exchange Commission. TIMET's net proceeds from the Offerings approximated $132 million. TIMET used approximately $42.5 million of the net proceeds to repay existing indebtedness to stockholders ($22.5 million to Tremont and $20 million to IMI) and $82 million to repay indebtedness under its U.S. credit facility, and the 600,000 shares of NL stock securing Tremont's guarantee of such U.S. credit facility were released.


NL Industries

         Tremont holds 9.1 million shares or 18% of NL's outstanding common stock. At June 30, 1996, the net carrying amount of the Company's investment in NL was about $3.50 per share while the market price per share of NL common stock on June 30, 1996 and August 12, 1996 was $12.25 and $10.00, respectively.

Joint Ventures

         Investment in joint ventures represents the Company's 75% interest in TRECO L.L.C., which is principally comprised of a (i) 32% equity interest in Basic Investments, Inc. ("BII"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and a
(ii) 12% interest in Victory Valley Land Company, L.P. ("VVLC"), which is actively engaged in efforts to develop certain real estate. BII, through a wholly-owned subsidiary, owns an additional 50% interest in VVLC.


Note 4 - Accounts payable and accrued liabilities:



                                                 December 31,       June 30,
                                                    1995              1996
                                                  --------          --------
                                                        (In thousands)
Accounts payable                                  $     35          $     31

Accrued liabilities:
 Postretirement benefit cost                         1,819             1,819
 Employee benefits                                       -             2,029
 Other                                               2,777             2,514
                                                  --------          --------
                                                  $  4,631          $  6,393
                                                  ========          ========

Note 5 - Income taxes:

         The difference between the income tax expense attributable to the Company's income (loss) before income taxes and minority interest and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.


                                                                       Six months ended
                                                                            June 30,
                                                                    -------------------------
                                                                     1995              1996
                                                                    -------         ---------
                                                                         (In thousands)
Expected income tax expense (benefit)                               $  (344)        $  11,401
Incremental tax and rate differences on equity
  in income of companies not included in the
  consolidated tax group                                                  -              (113)
Adjustment of deferred tax valuation allowance                          351            (6,192)
U.S. state income taxes, net                                              -               650
Other, net                                                               (7)              307
                                                                    -------         ---------
 Income tax expense                                                 $     -         $   6,053
                                                                    =======         =========


         During the second quarter of 1996, the Company utilized all of its U.S. net operating loss ("NOL") carryforwards and, at June 30, 1996, the Company had no outstanding NOL's for financial reporting purposes.


Note 6 - Related party transactions:

         Current receivables from related parties at December 31, 1995 and June 30, 1996 principally represent amounts due from NL and Baroid Corporation under insurance loss sharing arrangements, which business is in runoff. Noncurrent receivables from related parties at December 31, 1995 include $22.5 million of loans and interest due from TIMET with the balance principally representing additional amounts due under loss sharing arrangements. In connection with the completion of the Offerings, TIMET repaid all $22.5 million of loans and interest owed to Tremont. Noncurrent receivables from related parties at June 30, 1996 principally represent amounts due under loss sharing arrangements. Current payables to related parties principally include amounts due to NL and TIMET under intercorporate services agreements and interest due to Contran at December 31, 1995. Noncurrent payables to related parties at December 31, 1995 represent loans from Contran, which loans were repaid in 1996.


Note 7 - Commitments and contingencies:

         For information concerning certain legal proceedings, income tax and other contingencies related to the Company, TIMET and NL, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) Part II, Item 1 -- "Legal Proceedings," (iii) the 1995 Annual Report, including certain information concerning TIMET's and NL's legal proceedings incorporated therein by reference, and (iv) Tremont's quarterly report on Form 10-Q for the period ended March 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward - Looking Information

         The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources", both contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the Quarterly Report and in the 1995 Annual Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's, TIMET's and NL's public reports and statements.


RESULTS OF OPERATIONS:

         Tremont Corporation is principally a holding company with operations conducted through TIMET and NL. The Company currently holds 30% of the outstanding common stock of TIMET and 18% of NL's outstanding common stock. The results of Tremont, TIMET, NL and other items are discussed below.

Corporate expenses, net and other items

         Tremont's corporate expenses, net for the three month and six month periods ended June 30, 1996 include a $2 million special compensation accrual to an executive officer of the Company as approved by the Company's Board of Directors. Certain amounts of the compensation award will be deferred under an agreement between the Company and the executive officer.

         In connection with the Offerings in June 1996, Tremont sold 2.2 million shares of TIMET common stock with net proceeds of approximately $47 million, resulting in a pre-tax gain of $27.6 million.

Income taxes

         The Company's income tax rate in the first half of 1996 varied from the U.S. statutory rate principally due to a reduction in the deferred income tax valuation allowance to reflect the expected utilization of its U.S. NOL's in 1996.

         During the second quarter of 1996, the Company utilized all of its U.S. NOL's and, at June 30, 1996, the Company had no outstanding NOL's for financial reporting purposes.

TIMET

         The results of operations for 1996 include the results of the IMI titanium businesses acquired on February 15, 1996. All price and volume comparisons are pro forma assuming the IMI Titanium Acquisition occurred at the beginning of fiscal 1995.



                                      Three months ended                              Six months ended
                                           June 30,                                        June 30,
                                   -----------------------                         -----------------------
                                    1995             1996           Change          1995             1996          Change
                                   ------          -------          ------         -------         -------         -------
                                                       (In millions, except percentages and price data)
Net sales                          $ 45.6          $ 118.8          $ 73.2         $  87.3         $ 226.4         $ 139.1
                                   ------          -------          ------         -------         -------         -------

Operating income (loss)            $  1.0          $  13.7          $ 12.7         $  (0.5)        $  20.6         $  21.1

General corporate
 income (expense)                    (0.3)             0.5             0.8            (0.2)            0.4             0.6
Interest expense                      2.8              3.3            (0.5)            5.3             6.9            (1.6)
                                   ------          -------          ------         -------         -------         -------

 Income (loss) before
  income taxes and
  preacquisition earnings            (2.1)            10.9            13.0            (6.0)           14.1            20.1

Income tax expense                    0.1              2.8            (2.7)            0.1             3.5            (3.4)
Preacquisition earnings                -                -               -               -              (.4)            (.4)
                                   ------          -------          ------         -------         -------         -------

 Net income (loss)                 $ (2.2)         $   8.1          $ 10.3         $  (6.1)        $  10.2         $  16.3
                                   ------          -------          ------         -------         -------         -------

Tremont's equity in TIMET's
 income (loss)                     $ (1.6)         $   3.3          $  4.9         $  (4.6)        $   4.6         $   9.2
                                   ------          -------          ------         -------         -------         -------

Mill products:
 Sales volume (in pounds)             5.2              6.2             1.0            10.4            12.5             2.1
 Average price per pound           $12.50          $ 14.54          $ 2.04         $ 11.89         $ 14.01         $  2.12


  Percent changes:
    Mill product sales volume                                          +19%                                            +20%
    Average selling prices                                             +22%                                            +20%


         TIMET's operating income in the second quarter and first half of 1996 improved significantly from the comparable periods in 1995. The improvement was principally driven by price and volume increases in the commercial aerospace market, as well as continuing growth in demand for titanium products across all market segments. For the first half of 1996, sales volume of titanium mill products increased to 12.5 million pounds compared to 10.4 million pounds in the year-ago period. Average selling prices in the first half of 1996 were up approximately 20% over the first half of 1995 and second quarter average selling prices were approximately 5% higher than the first quarter of 1996.

         The selling price increases reflect both the pass-through of cost increases, particularly raw material costs, and real price improvement associated with increased market demand.

Average selling prices per mill product pound is also effected by changes in product mix. Although TIMET and the titanium industry are continuing to experience increases in the cost of certain raw materials, TIMET's increased selling prices more than offset those cost increases. Prices on recent orders for titanium products have continued to increase relative to 1995 levels and TIMET expects this trend to continue through 1996. TIMET's backlog of firm orders increased to $341 million at June 30, 1996, from $213 million at December 31, 1995 (including $78 million related to the IMI titanium businesses).

         Operating levels at TIMET's plants in the first half of 1996 were higher than the same period in 1995 and contributed to the better operating results. The VDP titanium sponge plant operated near its practical capacity of 20 million pounds annually in the first half of 1996 compared to about 75% of practical capacity in 1995. TIMET presently expects its VDP plant to operate near practical capacity in 1996 if current conditions continue. TIMET restarted production of titanium sponge at its original Kroll-leach facility during July in response to demand for certain grades of titanium sponge. TIMET presently intends to increase Kroll-leach titanium sponge production to at least 4 million pounds of annual production. Costs to restart the Kroll-leach facility were $1 million in the first half of 1996 and are expected to aggregate $1.8 million for the full year. TIMET's overall mill product capacity utilization for the first six months of 1996 approximated 75%. Depreciation expense increased $2.7 million in the first half of 1996 over the year-ago period principally as a result of the IMI Titanium Acquisition.

         TIMET recorded special charges to operating income of $.1 million and $4.3 million in the second quarter and first half of 1996, respectively, related to the IMI Titanium Acquisition. Such charges included $3 million ($1.5 million common stock and $1.5 million cash) related to compensation of certain of TIMET's officers in consideration for their services in connection with the IMI Titanium Acquisition, and $1.3 million related to integration costs. TIMET expects integration related special charges during the balance of 1996 to be less than $1 million.

         Interest expense in the second quarter and first half of 1996 was higher than the year-ago periods principally due to higher average borrowings under TIMET's U.S. credit agreement and the $20 million of subordinated debt issued to IMI in connection with the IMI Titanium Acquisition. Interest expense is expected to be substantially reduced in the last half of 1996 compared to the first half of the year due to completion of the Offerings.

         See Note 3 to the Consolidated Financial Statements regarding the IMI Titanium Acquisition and the Offerings.

         TIMET's income tax rate in the first half of 1995 varied from the U.S. statutory rate due to losses which resulted in temporary differences between book and taxable income for which recognition of a deferred tax asset was not considered appropriate at the time. TIMET's income tax rate in the first half of 1996 varied from the U.S. statutory rate principally due to a reduction in the deferred tax valuation allowance to reflect the expected utilization of a portion of its U.S. NOL's in 1996.

         TIMET may further release a portion of its deferred tax asset valuation allowance later in 1996, resulting in a tax benefit, if it concludes that the "more likely than not" realization criteria of SFAS No. 109 are met. In making its assessment of realizability, TIMET will continue to consider a number of factors, including the length of time it has remained profitable, its backlog level, general improvement in overall industry operating conditions, the cyclicality of the commercial aerospace market and business fundamentals in TIMET's key market sectors. When preparing future financial statements, TIMET will evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future expectations resulting from that process, to the extent different from those inherent in the valuation allowance as of June 30, 1996.

         At June 30, 1996, TIMET had, for financial reporting purposes, U.S. NOL's of approximately $34 million. The utilization of TIMET's NOL's is subject to an annual limitation of approximately $15 million.

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

         NL's chemical operations are conducted in two business segments -- Ti2 conducted by Kronos and specialty chemicals conducted by Rheox.



                                                 Three months ended                            Six months ended
                                                     June 30,                                       June 30,
                                              -------------------------                      -------------------------
                                                1995              1996        Change           1995              1996     Change
                                                ----              ----        ------           ----              ----     ------
                                                                         (In millions, except percentages)
Net sales:
 Kronos                                       $ 249.4           $ 228.3        -8%           $ 466.7           $ 434.6       -7%
 Rheox                                           34.1              34.9        +2%              67.6              69.0       +2%
                                              -------           -------                      -------           -------
                                              $ 283.5           $ 263.2        -7%           $ 534.3           $ 503.6       -6%
                                              =======           =======                       =======           =======

Operating income:
 Kronos                                       $  47.1           $  25.4       -46%           $  79.5           $  54.9      -31%
 Rheox                                           10.4              10.7        +2%              20.0              23.1      +16%
                                              -------           -------                      -------           -------

                                                 57.5              36.1       -37%              99.5              78.0      -22%

General corporate items:
 Securities earnings, net                         2.0               1.1                          4.4               2.4
 Expenses, net                                   (8.2)             (1.7)                       (12.8)             (6.6)
 Interest expense                               (21.1)            (18.5)                       (41.7)            (37.6)
                                              -------           -------                      -------           -------
                                                 30.2              17.0     $(13.2)             49.4              36.2     $(13.2)
Income tax expense                               (9.1)             (5.1)                       (14.8)            (10.8)
Minority interest                                 (.1)                -                          (.5)                -
                                              -------           -------                      -------           -------

 Net income (loss)                            $  21.0           $  11.9     $ (9.1)          $  34.1           $  25.4     $ (8.7)
                                              =======           =======     ======           =======           =======     ======

Tremont's equity in NL's income (loss),
  including amortization of
  basis differences                           $   2.7           $   1.2     $ (1.5)          $   4.2           $   2.7     $ (1.5)
                                              =======           =======     ======           =======           =======     ======

Percent changes in TiO2:
   Sales volume                                                                 +4%                                            -4%
   Average selling prices (in billing currencies)                               -7%                                            -2%


         Kronos' TiO2 operating income in the second quarter and first half of 1996 decreased from the comparable periods in 1995 due to lower average TiO2 selling prices and lower production volumes. Kronos' average TiO2 selling prices for the second quarter of 1996 were 7% lower than the second quarter of 1995 and 6% lower than the first quarter of 1996. Selling prices at the end of the second quarter of 1996 were 2% lower than the average for the quarter. Kronos' second quarter sales volumes increased 4% compared with the second quarter of 1995 due to improved U.S. sales volumes. Sales volumes in the first half of 1996 decreased 4% compared to the year-earlier period.

         Rheox's operating income for the second quarter of 1996 was slightly higher than the year-earlier period primarily due to higher sales volumes. Rheox's operating income in the first half of 1996 includes a first-quarter $2.7 million gain related to the curtailment of certain U.S. employee pension benefits.

         Based on the continuing decline in TiO2 selling prices during the second quarter and the current TiO2 industry pricing outlook, NL expects its earnings for the third and fourth quarters of 1996 will be significantly lower than NL's earnings for the second quarter.

         A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the second quarter and first half of 1996 by $10 million and $4 million, respectively, compared to the comparable 1995 periods.

         Securities earnings were lower due to lower average balances available for investment. Net corporate expenses were lower in the second quarter and first half of 1996 compared to the same periods in 1995 due to lower environmental remediation costs and to a $2.8 million gain recognized in the second quarter of 1996 related to the settlement of certain litigation in which NL was a plaintiff. Interest expense was lower primarily due to lower variable interest rates.


LIQUIDITY AND CAPITAL RESOURCES:

Tremont

         Tremont, with its 30% interest in TIMET and 18% interest in NL at June 30, 1996, is principally a holding company. At June 30, 1996, Tremont had parent level cash and cash equivalents of approximately $68.3 million, and its
9.1 million shares of NL common stock and 9.5 million shares of TIMET common stock had aggregate market values of about $111 million and $246 million, respectively. NL paid a cash dividend in the first and second quarters of 1996 at the rate of $.10 per NL share per quarter. In July 1996, NL's Board of Directors declared a quarterly dividend of $.10 per share to be paid in September 1996. The indentures governing NL's Senior Notes contain minimum interest coverage requirements and other covenants that restrict NL's ability to pay dividends. The indentures also limit the cumulative dividends paid since the issuance of the Senior Notes to no more than one-half of NL's aggregate consolidated net income, as defined, during the same period. There can be no assurance that NL will continue to meet these requirements in the future.

         Tremont's intercompany loans plus accrued interest due from TIMET aggregating $22.5 million were repaid with a portion of the net proceeds TIMET received from the Offerings. Additionally, in connection with the Offerings, Tremont sold 2.2 million shares of TIMET common stock with net proceeds of approximately $47 million.

         In June 1996, Tremont repaid the amount outstanding under the revolving credit agreement with Contran Corporation and terminated the facility. In June 1995, Tremont borrowed $2.5 million under a margin loan with an investment bank which was repaid on March 28, 1996. Tremont also had approximately $9 million of letters of credit outstanding under a third party credit agreement at June 30, 1996.

         The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, restructure ownership interests of subsidiaries and affiliates, incur indebtedness, consider the sale of interests in subsidiaries, affiliates, marketable securities or other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company may investigate, evaluate and discuss acquisition, joint venture and other business combination opportunities. In the event of any future acquisition or joint venture opportunities, the Company may consider using available cash, issuing equity securities or incurring indebtedness.

         As previously reported, Tremont has taken the steps necessary to give itself the benefits of a temporary exemption under the Investment Company Act of 1940 (the "1940 Act") and may seek an order from the Securities and Exchange Commission that Tremont is primarily engaged, through TIMET and NL, in a non-investment company business. Tremont intends to study the future direction and opportunities available to Tremont with a view to obviating, prior to February 13, 1997 (the expiration date of the time period afforded by the exemption), any argument concerning Tremont's possible status as an investment company under the 1940 Act.





               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

TIMET

         Summarized historical balance sheet and cash flow information of TIMET is presented below.

                                                               December 31,        June 30,
                                                                   1995              1996
                                                               ------------       ---------
                                                                        (In millions)
Cash and cash equivalents                                       $     -           $   7.2
Other current assets                                              103.6             221.3
Investment in joint ventures                                       13.9              17.7
Other noncurrent assets                                             6.4              17.4
Property and equipment                                            124.9             179.4
                                                                -------           -------
                                                                $ 248.8           $ 443.0
                                                                =======           =======
Current liabilities                                             $  97.1           $ 101.6
Long-term debt                                                     21.5                 -
Capital lease obligation to related parties                           -               9.7
Payable to related parties                                         23.9               1.3
Accrued postretirement benefits cost                               28.2              27.9
Deferred income taxes                                                .8               9.2
Other noncurrent liabilities                                        9.2              10.2
Stockholders' equity:
 Capital and retained earnings                                     70.2             284.3
 Adjustments, principally minimum
  pension liabilities                                              (2.1)             (1.2)
                                                                -------           -------
                                                                   68.1             283.1
                                                                -------           -------
                                                                $ 248.8           $ 443.0
                                                                =======           =======

                                                                     Six months ended
                                                                        June 30,
                                                                   ----------------------
                                                                   1995              1996
                                                                  -----              ----
                                                                      (In millions)
Net cash provided (used) by:
 Operating activities                                            $ (9.2)          $  (9.8)
 Investing activities:
  Capital expenditures                                             (1.7)             (6.4)
  Purchase of IMI titanium business                                   -              (2.3)
  Other, net                                                         .4                .2
 Financing activities:
  Net bank borrowings (repayments)                                  7.1             (66.1)
  Proceeds from issuance of common stock, net                         -             132.1
  Capital contributions from related party                          1.1                 -
  Related parties loans (repayments)                                2.5             (42.5)
 Foreign currency translation                                         -                .1
 Cash acquired, net                                                   -               1.9
                                                                 ------           -------
                                                                 $   .2           $   7.2
                                                                 ======           =======
Cash paid for:
 Interest                                                        $  5.9           $   6.2
 Income taxes                                                         -                .2

Acquisition of IMI titanium business:
 Cash and cash equivalents                                       $    -              $1.2
 Noncash assets                                                       -             143.6
 Liabilities                                                          -             (72.5)
 Common stock issued to IMI                                           -             (70.0)
                                                                 ------           -------
  Cash paid                                                      $    -           $   2.3
                                                                 ======           =======


         TIMET's 1996 earnings have improved significantly compared to the losses it incurred in recent years. TIMET's results include significant noncash items. Depreciation expense increased to $8.4 million in the first half of 1996 compared to $5.7 million for the year-ago period principally as a result of the IMI Titanium Acquisition. TIMET recorded $4.3 million of special charges in the first half of 1996 related to the IMI Titanium Acquisition, approximately $1.5 million of which was noncash for common stock. TIMET's equity in earnings of THT were $1.7 million and $3.8 million for the first half of 1995 and 1996, respectively, while THT made no distributions in either period. Cash flow from operations in the first half of 1995 was reduced by increases in accounts receivable, which were partially offset by increases in accounts payable. Cash flow from operations in the first half of 1996 was reduced by increases in inventories and accounts receivable, which were partially offset by increases in accounts payable and accrued liabilities.

         TIMET's capital expenditures in the first half of 1996 were $6.4 million compared to $1.7 million in the year-ago period. TIMET estimates capital expenditures in 1996 will be approximately $20 million, including approximately $10 million relating to the IMI titanium businesses. Substantially all capital expenditures are expected to be funded by cash flow from operating activities.

         TIMET completed the Offerings on June 4, 1996. TIMET's net proceeds from the Offerings approximated $132 million. TIMET used approximately $42.5 million of the net proceeds to repay existing indebtedness to stockholders ($22.5 million to Tremont and $20 million to IMI) and $82 million to repay indebtedness under its U.S. credit facility.

         TIMET's U.S. credit facility provides for revolving loans/letters of credit aggregating up to $105 million at June 30, 1996. Borrowings are limited to a formula-determined amount of accounts receivable and inventories (the "borrowing base"). Interest accrues at the prime rate plus .75% or, at TIMET's option, LIBOR plus 2.25% (7.92% at June 30, 1996). Borrowings are collateralized by substantially all of TIMET's assets. The credit agreement prohibits dividends on TIMET's common stock in excess of 20% of TIMET's net income in any fiscal year, limits TIMET's additional indebtedness and contains other covenants customary in transactions of this type. At June 30, 1996, TIMET had $86 million of borrowings available under its U.S. credit agreement.

         In July 1996, TIMET acquired the remaining 74% interest in TISTO for approximately $2 million in cash and guaranteed approximately $2 million in existing loans from former TISTO shareholders. TISTO is the largest German-based distributor of titanium products. TIMET previously owned a 26% equity interest in TISTO. The acquisition was funded with borrowings under TIMET UK's credit facility.

         Effective August 1, 1996, TIMET and CEZUS completed an agreement to form TIMET Savoie to manufacture and sell titanium products. TIMET Savoie is 70%-owned by TIMET and 30%-owned by CEZUS. TIMET and CEZUS contributed to TIMET Savoie inventory, technology, and equipment and certain CEZUS employees became employees of TIMET Savoie. TIMET contributed proprietary technology and all of its interest in its previously existing France-based distribution businesses valued at approximately $8 million. CEZUS provided approximately $13 million of working capital financing upon formation of the joint venture.

         Additional information regarding TIMET's liquidity and capital resources is described above under "Tremont".

NL Industries

         Summarized historical balance sheet and cash flow information of NL is presented below.

                                                             December 31,       June 30,
                                                                1995              1996
                                                             ------------       ---------
                                                                     (In millions)
Cash, cash equivalents and securities                         $   141.3         $   120.1
Other current assets                                              409.7             422.4
Noncurrent securities                                              20.9              23.1
Investment in joint ventures                                      185.9             184.4
Other noncurrent assets                                            54.6              50.9
Property and equipment                                            459.2             455.8
                                                              ---------         ---------
                                                              $ 1,271.6         $ 1,256.7
                                                              =========         =========

Current liabilities                                           $   302.4         $   299.5
Long-term debt                                                    740.3             742.9
Deferred  income taxes                                            157.2             148.1
Accrued postretirement benefits cost                               60.2              58.8
Other noncurrent liabilities                                      217.8             196.8
Minority interest                                                   3.1                .3
Stockholders' deficit:
 Capital and retained earnings                                    (80.0)            (64.6)
 Adjustments, principally foreign
   currency translation                                          (129.4)           (125.1)
                                                              ---------         ---------
                                                                 (209.4)           (189.7)
                                                              ---------         ---------
                                                              $ 1,271.6         $ 1,256.7
                                                              =========         =========

                                                                   Six months ended
                                                                       June 30,
                                                              ---------------------------
                                                                1995              1996
                                                              ---------         ---------
                                                                     (In millions)
Net cash provided (used) by:
 Operating activities                                         $    28.1         $    (5.6)
 Investing activities:
  Capital expenditures                                            (26.2)            (31.4)
  Other, net                                                        1.5              (3.4)
 Financing activities:
  Net borrowings (repayments)                                      (1.5)             31.6
  Dividends                                                           -             (10.2)
  Other, net                                                         .1               (.2)
                                                              ---------         ---------
                                                              $     2.0         $   (19.2)
                                                              =========         =========
Cash paid for:
 Interest, net of amounts capitalized                         $    28.3         $    27.6
 Income taxes                                                      21.3              10.7

         The TiO2 industry is cyclical and changes in economic conditions within the industry can significantly impact the earnings and operating cash flows of NL. Although selling prices are significantly above the trough that occurred in the third quarter of 1993, prices began to decline during the last half of 1995. The Company's cash flows from operations declined during the first half of 1996 compared to the first half of 1995 primarily due to lower earnings and relative changes in NL's working capital, excluding the effect of currency translation.

         Certain of NL's income tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. NL has reached an agreement in principle with the German tax authorities regarding examinations which will resolve certain significant tax contingencies for years through 1990. NL expects to finalize assessments and pay tax deficiencies during 1996 of approximately DM 50 million ($33 million at June 30, 1996), including interest, in settlement of these issues. Certain other German tax contingencies remain outstanding and will continue to be litigated. Although NL believes that it will ultimately prevail, NL has granted a DM 100 million ($66 million at June 30, 1996) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court rulings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

         Rheox acquired the minority interests of its non-U.S. subsidiaries for $5.2 million in the first quarter of 1996.

         NL borrowed DM 95 million ($64 million when borrowed) under its DM credit facility during the first half of 1996. Repayments of indebtedness in the same period included payments of $11.4 million on the Rheox bank term loan, DM 16 million ($10.4 million when repaid) on DM-denominated notes payables and $7.7 million on the joint venture term loan.

         In the second quarter of 1996, NL paid a quarterly dividend of $.10 per share to shareholders aggregating $5.1 million. Dividends paid during the first half of 1996 totaled $10.2 million. In July 1996, NL's Board of Directors declared a quarterly dividend of $.10 per share to be paid in September 1996. The indentures governing NL's Senior Notes contain minimum interest coverage requirements and other covenants that restrict NL's ability to pay dividends. The indentures also limit the cumulative dividends paid since the issuance of the Senior Notes to no more than one-half of NL's aggregate consolidated net income, as defined, during the same period. There can be no assurance that NL will continue to meet these requirements in the future.

         At June 30, 1996, NL has cash and cash equivalents aggregating $120 million (32% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $11 million. NL's subsidiaries had $5 million and $121 million available for borrowing at June 30, 1996 under existing U.S. and non-U.S. credit facilities, respectively, of which $82 million of the non-U.S. amount is available only for (i) permanently reducing the DM term loan or (ii) paying future German income tax assessments, as described above.

         NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites or facilities currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has adequate accruals ($114 million at June 30, 1996) for reasonably estimable costs of such matters. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $175 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries.
No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

         NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. Although no assurance can be given that NL will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot be reasonably estimated. In addition, various legislation and administrative regulations are, from time to time, enacted or proposed at the state, local and federal levels seeking to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

         NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may also review opportunities for acquisitions or other business combinations in the chemicals industry. In the event of any such transaction, NL may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

                          PART II.  OTHER INFORMATION


Item 1.          LEGAL PROCEEDINGS.

         Reference is made to the 1995 Annual Report and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996 for descriptions of certain legal proceedings.

         Reference is made to the discussion appearing in the 1995 Annual Report regarding an action filed against the Company in connection with the 1991 purchase by the Company of shares of NL stock from Valhi, Inc., a company that may be deemed to be controlled by Harold Simmons (Alan Russel Kahn vs. Tremont Corporation, et al., No. 12338). Plaintiff has filed an appeal of this case with the Delaware Supreme Court following the earlier verdict by the Delaware Chancery Court in favor of the defendants. The Company believes the appeal is without merit. The Company intends, and understands that the other defendants intend, to vigorously defend this appeal. Oral arguments before the Delaware Supreme Court have been scheduled for October 22, 1996.

TIMET

         Information called for by this item regarding TIMET's legal proceedings is incorporated herein by reference to Part II, Item 1 -- "Legal Proceedings" of TIMET's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, attached hereto as Exhibit 99.2.

NL Industries

         Information called for by this item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 -- "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, attached hereto as Exhibit 99.1.


Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on May 7, 1996. The only matter voted upon was the election of directors, and all the nominees for director were elected. The vote with respect to each was as follows:

                   Director                             Votes For                          Votes Withheld
                   --------                             ---------                          --------------
     Susan E. Alderton                                  5,920,457                              190,124
     Richard J. Boushka                                 5,920,964                              189,617
     J. Landis Martin                                   5,919,654                              190,927
     Glenn R. Simmons                                   5,919,869                              190,712
     Harold C. Simmons                                  5,919,789                              190,792
     Gen. Thomas P. Stafford                            5,920,442                              190,139
     Avy H. Stein                                       5,920,718                              189,863

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

              27.1 Financial Data Schedule for the six-month period ended June 30, 1996.

              99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed by NL Industries, Inc. (File No. 1-640).

              99.2 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed by Titanium Metals Corporation (File No. 0-28538).


         (b) Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 1996 and for the month of July 1996:

             April 2, 1996      -   Reported Items 5 and 7
             April 29, 1996     -   Reported Items 5 and 7
             June 14, 1996      -   Reported Items 5 and 7
             June 14, 1996      -   Reported Items 5 and 7
             July 29, 1996      -   Reported Items 5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    TREMONT CORPORATION
                                               -------------------------------
                                                        (Registrant)




Date: August 14, 1996                   By      /s/ Joseph S. Compofelice
      ---------------                           -------------------------------
                                                Joseph S. Compofelice
                                                Vice President and
                                                Chief Financial Officer




                                        By      /s/ Mark A. Wallace
                                               -------------------------------
                                                Mark A. Wallace
                                                Vice President and Controller
                                                (Chief Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
 27.1         Financial Data Schedule

 99.1         Part II, Item 1 of 10-Q filed by NL Industries

 99.2         Part II, Item 1 of 10-Q filed by Titanium Metals Corp.