Form 10-Q
period 1996-09-30
TREMONT CORPORATION
filed 1996-11-14
CIK 842718

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 1996
                                                   ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10126
                                                -------



                              Tremont Corporation
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                Delaware                                    76-0262791
   ---------------------------------------          -----------------------
      (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                 Identification No.)





               1999 Broadway, Suite 4300, Denver, Colorado 80202
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)




Registrant's telephone number, including area code:   (303) 296-5652
                                                    ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                        Yes       X       No
                                --------       ---------



Number of shares of common stock outstanding on October 31, 1996:  7,414,672
                                                                 --------------

                      TREMONT CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                       Page
                                                                                      number
                                                                                      ------
PART I.            FINANCIAL INFORMATION

     Item 1.       Financial Statements.

                   Consolidated Balance Sheets - December 31, 1995 and                  3-4
                     September 30, 1996

                   Consolidated Statements of Operations - Three months and nine         5
                     months ended September 30, 1995 and 1996

                   Consolidated Statement of Stockholders' Equity - Nine months ended    6
                     September 30, 1996

                   Consolidated Statements of Cash Flows - Nine months ended            7-8
                     September 30, 1995 and 1996

                   Notes to Consolidated Financial Statements                           9-13

     Item 2.       Management's Discussion and Analysis of Financial Condition         14-27
                     and Results of Operations.


PART II.           OTHER INFORMATION

     Item 1.       Legal Proceedings.                                                    28

     Item 6.       Exhibits and Reports on Form 8-K.                                     29

                      TREMONT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                      December 31,  SEPTEMBER 30,
                          ASSETS                         1995*          1996
                                                     ------------   ------------

Current assets:
   Cash and cash equivalents                         $      2,650   $     68,132
   Accounts and notes receivable                            4,104          4,417
   Refundable income taxes                                    225           --
   Receivable from related parties                            274            814
   Prepaid expenses                                           257            114
                                                     ------------   ------------

     Total current assets                                   7,510         73,477
                                                     ------------   ------------


Other assets:
   Investment in NL                                        31,586         28,782
   Investment in TIMET                                     49,474         89,303
   Investment in joint ventures                             4,795          5,913
   Receivable from related parties                         27,990          5,229
   Deferred income taxes                                      248           --
   Other                                                   12,520          9,911
                                                     ------------   ------------

     Total other assets                                   126,613        139,138
                                                     ------------   ------------

Net property and equipment                                    755            717
                                                     ------------   ------------

                                                     $    134,878   $    213,332
                                                     ============   ============


---------------------------------------
* Reclassified

                      TREMONT CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                 December 31,   SEPTEMBER 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY           1995*          1996
                                                ------------   -------------

Current liabilities:
   Notes payable                                $      2,500   $       --
   Accounts payable and accrued liabilities            4,631          5,587
   Income taxes                                         --              759
   Payable to related parties                            491             28
                                                ------------   ------------

     Total current liabilities                         7,622          6,374
                                                ------------   ------------

Noncurrent liabilities:
   Payable to related parties                          3,450           --
   Insurance claims and claim expenses                12,778         12,616
   Accrued postretirement benefit cost                22,123         22,216
   Deferred income taxes                                --           12,451
   Other                                               4,000          4,242
                                                ------------   ------------

     Total noncurrent liabilities                     42,351         51,525
                                                ------------   ------------

Minority interest                                      1,246          1,628
                                                ------------   ------------

Stockholders' equity:
   Common stock                                        7,550          7,586
   Additional paid-in capital                        231,815        272,705
   Accumulated deficit                              (146,796)      (118,322)
   Adjustments:
     Currency translation                             (3,145)        (3,948)
     Marketable securities                               (62)           589
     Pension liabilities                              (2,107)        (1,209)
                                                ------------   ------------
                                                      87,255        157,401
   Less treasury stock, at cost                        3,596          3,596
                                                ------------   ------------

     Total stockholders' equity                       83,659        153,805
                                                ------------   ------------

                                                $    134,878   $    213,332
                                                ============   ============

Commitments and contingencies (Note 7)

------------------------------------------------------
* Reclassified

          See accompanying notes to consolidated financial statements.

                      TREMONT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)


                                          Three months                Nine months
                                         ended September 30,      ended September 30,
                                        --------------------     -----------------------
                                          1995*      1996           1995*          1996
                                          ----       ----           ----           ----

Equity in earnings (loss) of:
   TIMET                                $  (240)     $ 4,035      $ (4,848)     $  8,676
   NL Industries                          2,131       (1,685)        6,298           966
   Other joint ventures                    --            779          --           1,452
                                        -------      -------      --------      --------

                                          1,891        3,129         1,450        11,094

Gain on sale of TIMET stock                --           --            --          27,599
Corporate expenses, net                     349          236           822         2,953
Interest expense                           --           --              69           274
                                        -------      -------      --------      --------

     Income before income taxes and
        minority interest                 1,542        2,893           559        35,466
Income tax expense                            4          558             4         6,611
Minority interest                          --           (199)         --            (381)
                                        -------      -------      --------      --------

     Net income                         $ 1,538      $ 2,136      $    555      $ 28,474
                                        =======      =======      ========      ========

Net income per common share             $   .21      $   .28      $    .08      $   3.72
                                        =======      =======      ========      ========

Weighted average common and common
   equivalent shares (Note 2)             7,353        7,680         7,353         7,657
                                        =======      =======      ========      ========


--------------------------------
*Reclassified














         See accompanying notes to consolidated financial statements.

                      TREMONT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1996

                                 (In thousands)


                                                                                  Adjustments
                                            Additional                 -----------------------------------               Total
                                 Common      paid-in    Accumulated     Currency    Marketable   Pension    Treasury  Stockholders'
                                 stock       capital      deficit      translation  securities liabilities    stock      equity
                                 ------     --------     ---------     -----------  ---------  -----------   -------  ------------

Balance at December 31, 1995     $7,550     $231,815     $(146,796)     $(3,145)     $ (62)     $(2,107)     $(3,596)    $83,659

Net income                         --           --          28,474         --         --           --           --        28,474
Reduction of interest
   in TIMET, net (Note 1)          --         40,227          --           (179)      --            898         --        40,946
Common stock issued                  36          599          --           --         --           --           --           635
Adjustments, net                   --           --            --           (624)       651         --           --            27
Other                              --             64          --           --         --           --           --            64
                                 ------     --------     ---------      -------      -----      -------      -------    --------

Balance at September 30, 1996    $7,586     $272,705     $(118,322)     $(3,948)     $ 589      $(1,209)     $(3,596)   $153,805
                                 ======     ========     =========      =======      =====      =======      =======    ========





         See accompanying notes to consolidated financial statements.

                      TREMONT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)



                                                                  Nine months ended
                                                                   September 30,
                                                                --------------------
                                                                   1995*      1996
                                                                   ----       ----
Cash flows from operating activities:
   Net income (loss)                                            $    555   $ 28,474
   Postretirement benefits                                          (568)        93
   Earnings of affiliates in excess
     of distributions                                             (1,450)    (8,040)
   Gain on sale of TIMET stock                                      --      (27,599)
   Deferred income taxes                                            --        4,816
   Other, net                                                        (15)       418
   Change in assets and liabilities:
     Accounts and notes receivable                                  (345)      (260)
     Accounts with related parties                                  (344)      (703)
     Accounts payable and accrued liabilities                       (177)       956
     Income taxes                                                     (6)       984
     Other, net                                                   (1,542)       (18)
     Dispositions of marketable trading securities                 3,244       --
                                                                --------   --------

     Net cash used by operating activities                          (648)      (879)
                                                                --------   --------

Cash flows from investing activities:
   Loans to related party:
     Loans                                                        (2,500)      --
     Collections                                                    --       22,460
   Proceeds from disposition of:
     TIMET common stock, net                                        --       46,898
     Property held for sale                                         --        3,000
   Purchases of securities                                        (1,184)    (1,078)
   Disposition of securities                                         364       --
   Other, net                                                        294        396
                                                                --------   --------

     Net cash provided from (used by)
        investing activities                                      (3,026)    71,676
                                                                --------   --------
------------------------------------------

*Reclassified

                     TREMONT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)


                                                            Nine months ended
                                                              September 30,
                                                          ---------------------
                                                             1995*        1996
                                                          ---------    --------
Cash flows from financing activities:
   Loans from related party:
     Loans                                                $   --       $     50
     Repayments                                               --         (3,500)
   Notes payable and long-term debt:
     Borrowings                                              2,500         --
     Reduction                                                --         (2,500)
   Capital contribution to affiliate                        (1,148)        --
   Other                                                        10          635
                                                          --------     --------
     Net cash provided from (used by)
       financing activities                                  1,362       (5,315)
                                                          --------     --------

Net increase (decrease) in cash and cash equivalents        (2,312)      65,482
Balance at beginning of period                               3,809        2,650
                                                          --------     --------

Balance at end of period                                  $  1,497     $ 68,132
                                                          ========     ========

Supplemental disclosures - cash paid (received) for:
   Interest                                               $     63     $ (1,797)
   Income taxes                                                 10          811


------------------------------
* Reclassified






         See accompanying notes to consolidated financial statements.

                      TREMONT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Tremont Corporation is principally a holding company with operations conducted through its 30%-owned subsidiary, Titanium Metals Corporation ("TIMET"), and 18%-owned affiliate, NL Industries, Inc. ("NL") Contran Corporation holds, directly or through affiliates, approximately 44% of Tremont's outstanding common stock and 55% of NL's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons may be deemed to control each of Contran, NL and Tremont.

     On February 15, 1996, TIMET acquired the titanium metals businesses (the "IMI Titanium Acquisition") of IMI plc ("IMI") and, on June 4, 1996, completed an initial public offering of 6.2 million shares of its common stock (the "Stock Offering"). These transactions reduced Tremont's ownership in TIMET from 75% at December 31, 1995 to 30%. See Note 3. As a result of its reduced ownership level, Tremont has ceased to consolidate TIMET and instead reports its interest in TIMET by the equity method of accounting. Tremont accounted for these transactions as a reduction of ownership interest in an affiliate and, accordingly, recorded a $40.9 million net increase to stockholders' equity in the nine months ended September 30, 1996. The change in stockholders' equity resulted from the difference between the book values of Tremont's current 30% interest in TIMET and its 75% interest in TIMET before the IMI Titanium Acquisition and initial public offering.

     The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1995 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1996, the consolidated statements of operations and cash flows for the interim periods ended September 30, 1995 and 1996 and the consolidated statement of stockholders' equity for the interim period ended September 30, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. Prior period amounts have been reclassified to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

Note 2 - Income (loss) per common share:

     Income (loss) per common share is based upon the weighted average number of common shares and equivalents outstanding. Common stock equivalents, consisting of nonqualified stock options, are excluded from the computation when their effect is antidilutive.


Note 3 - Unconsolidated affiliates and joint ventures:

     See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for summarized information relating to the results of operations, financial position and cash flows of TIMET and NL, which information is incorporated herein by reference.

TIMET

     Tremont holds 9.5 million shares or 30% of TIMET's outstanding common stock. At September 30, 1996, the net carrying amount of the Company's investment in TIMET was about $9.41 per share while the market price of TIMET common stock on that date was $29.00 per share.

     On February 15, 1996, TIMET acquired IMI's titanium metals businesses. IMI previously conducted its titanium businesses principally through its wholly-owned United Kingdom subsidiary, IMI Titanium Ltd. (now known as TIMET
UK), and its United States subsidiary, IMI Titanium, Inc. (now known as TIMET Castings). TIMET UK is Western Europe's largest producer of titanium ingot and mill products for aerospace and industrial applications. TIMET Castings manufactures titanium castings principally for aerospace applications and golf club heads. IMI conveyed all of its titanium related businesses to TIMET in exchange for 9.5 million newly issued shares of TIMET's common stock valued at $70 million, and TIMET issued $20 million of TIMET's subordinated debt to IMI in exchange for a like amount of debt previously owed to IMI by its U.K. subsidiary. In connection with the IMI Titanium Acquisition, Tremont was granted an option expiring February 15, 1999 to purchase up to an additional 2 million shares of TIMET's common stock from IMI for $16 million. Tremont assigned to UTSC the right to acquire from IMI for $4 million up to .5 million shares of TIMET's common stock under the option. TIMET accounted for the IMI Titanium Acquisition by the purchase method of accounting.

     At September 30, 1996, Tremont had the right, under the aforementioned option, to acquire 1.5 million shares of TIMET's common stock from IMI with a quoted market value of $29.00 per share, or an aggregate $44 million, for an aggregate purchase price of $12 million.

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

                                              Nine months ended
                                                September 30,
                                       ------------------------------
                                          1995                 1996
                                          ----                 ----
                                      (In millions, except per share data)

Equity in earnings (loss) of:
  TIMET                               $   (10.2)             $    8.6
  NL                                        6.3                   1.0
  Other joint ventures                     --                     1.4
                                       --------              --------

                                       $   (3.9)             $   11.0
                                       ========              ========

Net income (loss)                      $   (4.8)             $   28.4
                                       ========              ========

Net income (loss) per common share     $   (.65)             $   3.71
                                       ========              ========


     On June 4, 1996, TIMET completed the sale of 6.2 million shares of its common stock to the public pursuant to a registration statement filed with the Securities and Exchange Commission. TIMET's net proceeds from the Stock Offering approximated $131 million. TIMET used approximately $42.5 million of the net proceeds to repay existing indebtedness to stockholders ($22.5 million to Tremont and $20 million to IMI) and $82 million to repay indebtedness under its U.S. credit facility.

     During the third quarter of 1996, TIMET and Compagnie Europeenne du Zirconium-CEZUS, S.A. ("CEZUS") completed an agreement to form TIMET Savoie to manufacture and sell titanium products. TIMET Savoie is 70%-owned by TIMET and 30%-owned by CEZUS. TIMET's total contribution to TIMET Savoie was $8 million. Also during the third quarter, TIMET acquired for approximately $2 million the remaining 74% equity interest in TISTO, a German-based distributor of titanium products. TIMET's net sales and operating income for the three months ended September 29, 1996 included $10 million and nil, respectively, attributable to TISTO and TIMET Savoie.

     On October 1, 1996, TIMET acquired (the "AJM Acquisition") substantially all of the assets and assumed substantially all of the liabilities of Axel Johnson Metals, Inc. ("AJM") for approximately $96 million cash and the assumption of approximately $6 million in debt. The AJM Acquisition was completed through a newly formed subsidiary, Titanium Hearth Technologies, Inc. ("THT, Inc."), and included the acquisition of the 50% partnership interest in Titanium Hearth Technologies ("THT"), a general partnership, that TIMET did not previously own. The purchase price was funded through borrowings under TIMET's U.S. credit facility. THT, Inc. and its subsidiaries operate titanium scrap processing facilities and electron beam cold hearth melting furnaces. TIMET will account for the AJM Acquisition by the purchase method and consolidate the financial position and results of operations of THT, Inc. beginning in the fourth quarter of 1996.

NL Industries

     Tremont holds 9.1 million shares or 18% of NL's outstanding common stock. At September 30, 1996, the net carrying amount of the Company's investment in NL was about $3.16 per share while the market price per share of NL common stock on September 30, 1996 and October 31, 1996 was $10.50 and $8.50, respectively.

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


Note 4 - Accounts payable and accrued liabilities:

                                    DECEMBER 31,       SEPTEMBER 30,
                                       1995                1996
                                   ------------        ------------
                                            (In thousands)

Accounts payable                   $         35        $         10

Accrued liabilities:
   Postretirement benefit cost            1,819               1,819
   Employee benefits                       --                 1,084
   Other                                  2,777               2,674
                                   ------------        ------------

                                   $      4,631        $      5,587
                                   ============        ============

Note 5 - Income taxes:

         The difference between the income tax expense attributable to the Company's income (loss) before income taxes and minority interest and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is presented below.

                                                        Nine months ended
                                                          September 30,
                                                      ---------------------
                                                        1995          1996
                                                        ----          ----
                                                         (In thousands)

Expected income tax expense                           $    195     $ 12,413
Incremental tax and rate differences on equity
  in income of companies not included in the
  consolidated tax group                                   --          (248)
Adjustment of deferred tax valuation allowance            (184)      (5,562)
U.S. state income taxes, net                                 3           29
Other, net                                                 (10)         (21)
                                                      --------     --------
   Income tax expense                                 $      4     $  6,611
                                                      ========     ========


     During the first nine months of 1996, the Company utilized all of its U.S. net operating loss carryforwards ("NOLs").


Note 6 - Related party transactions:

     Current receivables from related parties at December 31, 1995 and September 30, 1996 principally represent amounts due from NL and Baroid Corporation under insurance loss sharing arrangements, which business is in runoff. Noncurrent receivables from related parties at December 31, 1995 include $22.5 million of loans and interest due from TIMET with the balance principally representing additional amounts due under loss sharing arrangements. In connection with the completion of the Stock Offering, TIMET repaid all $22.5 million of loans and interest owed to Tremont. Noncurrent receivables from related parties at September 30, 1996 principally represent amounts due under loss sharing arrangements. Current payables to related parties principally include amounts due to NL and TIMET under intercorporate services agreements and interest due to Contran at December 31, 1995. Noncurrent payables to related parties at December 31, 1995 represent loans from Contran, which loans were repaid in 1996.


Note 7 - Commitments and contingencies:

     For information concerning certain legal proceedings, income tax and other contingencies related to the Company, TIMET and NL, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) Part II, Item 1 -- "Legal Proceedings," (iii) the 1995 Annual Report, including certain information concerning TIMET's and NL's legal proceedings incorporated therein by reference, and (iv) Tremont's quarterly report on Form 10-Q for the period ended June 30, 1996.

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

Corporate expenses, net and other items

     Tremont's corporate expenses, net for the nine month period ended September 30, 1996 include a $2 million special compensation accrual to an executive officer of the Company as approved by the Company's Board of Directors. Certain amounts of the compensation award will be deferred under an agreement between the Company and the executive officer.

     In connection with the Stock Offering in June 1996, Tremont sold 2.2 million shares of TIMET common stock with net proceeds of approximately $47 million, resulting in a pre-tax gain of $27.6 million.

Income taxes

     The Company's income tax rate in the first nine months of 1996 varied from the U.S. statutory rate principally due to a reduction in the deferred income tax valuation allowance to reflect the current utilization of its U.S. NOLs. At September 30, 1996, the Company had no outstanding U.S. NOLs for federal income tax purposes.

TIMET

     TIMET's results of operations for 1996 include the results of the IMI titanium businesses acquired on February 15, 1996, TISTO acquired on July 9, 1996 and TIMET Savoie formed on August 1, 1996. All price and volume comparisons are pro forma assuming the IMI Titanium Acquisition occurred at the beginning of fiscal 1995. The pro forma effect of TISTO and TIMET Savoie on price and volume information would not be material.

                                    Three months ended                  Nine months ended
                                      September 30,                       September 30,
                                  ---------------------              ----------------------
                                   1995         1996       Change       1995         1996        Change
                                   ----         ----       ------       ----         ----        ------
                                           (In millions, except percentages and price data)

Net sales                        $   47.9    $  123.4    $   75.5    $  135.2     $  349.8     $  214.6
                                 ========    ========    ========    ========     ========     ========

Operating income                 $    2.3    $   17.8    $   15.5    $    1.8     $   38.4     $   36.6

General corporate
   income (expense), net             --            .2          .2         (.2)          .6           .8
Interest expense                      2.6          .4         2.2         7.9          7.3           .6
                                 --------    --------    --------    --------     --------     --------

   Income (loss) before
     income taxes and
     preacquisition earnings          (.3)       17.6        17.9        (6.3)        31.7         38.0

Income tax expense (benefit)         --           4.3        (4.3)         .2          7.8         (7.6)
Preacquisition earnings              --          --          --          --            (.4)         (.4)
                                 --------    --------    --------    --------     --------     --------
   Net income (loss)             $    (.3)   $   13.3    $   13.6    $   (6.5)    $   23.5     $   30.0
                                 ========    ========    ========    ========     ========     ========

Tremont's equity in TIMET's
   income (loss)                 $    (.2)   $    4.0    $    4.2    $   (4.8)    $    8.7     $   13.5
                                 ========    ========    ========    ========     ========     ========

Mill products:
  Sales volume (in pounds)            5.2         7.1         1.9        15.5         19.6          4.1
  Average price per pound        $  12.68    $  14.09    $   1.41    $  12.14     $  14.04     $   1.90

Percent changes:
   Mill product sales volume                                  +36%                                  +26%
   Average selling prices                                     +13%                                  +16%


     TIMET's operating income in the third quarter and first nine months of 1996 improved significantly from the comparable periods in 1995. The improvement was principally driven by price and volume increases for titanium products in the commercial aerospace and golf club market. For the first nine months of 1996, sales volume of titanium mill products increased to 19.6 million pounds compared to 15.5 million pounds in the year-ago period. Average selling prices in the first nine months of 1996 were up approximately 16% over the first nine months of 1995, and third quarter average selling prices were approximately 13% higher than the third quarter of 1995.

     The selling price increases reflect both the pass-through of cost increases, particularly raw material costs, and real price improvement associated with increased market demand. Although TIMET and the titanium industry are continuing to experience increases in the cost of certain raw materials, TIMET's increased selling prices more than offset those cost increases. Prices on recent orders for titanium products have continued to increase relative to 1995 levels and TIMET expects this trend to continue. TIMET's backlog of firm orders approximated $400 million at September 29, 1996.

     Operating levels at TIMET's plants in the first nine months of 1996 were higher than the same period in 1995 and contributed to the better operating results. The VDP titanium sponge plant operated at about 85% of its practical capacity of 20 million pounds annually in the first nine months of 1996 compared to about 75% of practical capacity in 1995. TIMET restarted production of titanium sponge at its original Kroll-leach facility during the second quarter in response to demand for certain grades of titanium sponge. TIMET presently intends to increase Kroll-leach titanium sponge production to at least 10 million pounds of annual production. Costs to restart the Kroll-leach facility were $1.4 million in the first nine months of 1996 and are expected to aggregate approximately $2 million for the full year. TIMET's overall mill product capacity utilization for the first nine months of 1996 approximated 85%. Depreciation expense increased $3.8 million in the first nine months of 1996 over the year-ago period principally as a result of the IMI Titanium Acquisition. TIMET recently entered into a new four-year agreement with the union representing approximately 390 hourly workers at its Nevada facility that expires in October 2000.

     TIMET's consolidated net sales and operating income (prior to intercompany eliminations) for the three months ended September 29, 1996 included $10 million and nil, respectively, attributable to TISTO and TIMET Savoie.

     TIMET recorded special charges of $.4 million and $4.7 million in the third quarter and first nine months of 1996, respectively, related to the IMI Titanium Acquisition. Such charges included $3 million ($1.5 million TIMET common stock and $1.5 million cash) related to compensation of certain of TIMET's officers in consideration for their services in connection with the IMI Titanium Acquisition, and $1.7 million related to integration and other costs. TIMET expects to incur additional special charges related to integration costs during the balance of 1996 of approximately $.5 million.

     Interest expense in the third quarter of 1996 was below that of the same period in 1995 principally due to the reduction of indebtedness associated with the use of proceeds from the Stock Offering in the second quarter of 1996. Interest expense in the fourth quarter of 1996 will be higher than the third quarter of 1996 due to indebtedness incurred in connection with the AJM Acquisition. See "Liquidity and Capital Resources".

     See Note 3 to the Consolidated Financial Statements regarding the IMI titanium, AJM and TISTO acquisitions, TIMET Savoie formation and the Stock Offering.

     TIMET's income tax rate in the first nine months of 1995 varied from the U.S. statutory rate due to losses which resulted in temporary differences between book and taxable income for which recognition of a deferred tax asset was not considered appropriate at the time. TIMET's income tax rate in the first nine months of 1996 varied from the U.S. statutory rate principally due to a reduction in the deferred tax valuation allowance to reflect the current utilization of a portion of its U.S. NOLs in 1996.

     TIMET may further release a portion of its deferred tax asset valuation allowance later in 1996, resulting in a tax benefit, if it concludes that the "more likely than not" realization criteria of SFAS No. 109 are met. In making its assessment of realizability, TIMET will continue to consider a number of factors, including the length of time it has remained profitable, its backlog level, general improvement in overall industry operating conditions, the cyclicality of the commercial aerospace market and business fundamentals in TIMET's key market sectors. When preparing future financial statements, TIMET will evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future expectations resulting from that process, to the extent different from those inherent in the valuation allowance as of September 29, 1996.

     At September 29, 1996, TIMET had, for financial reporting purposes, U.S. NOLs of approximately $30 million. The utilization of TIMET's NOLs is subject to an annual limitation of approximately $15 million.


NL Industries

     The Company's 18% interest in NL is reported by the equity method. Tremont reports its 18% interest in NL by the equity method due to the fact that Tremont and NL may be deemed to be under common control by reason of stock ownership and common directors and executive officers. Valhi, Inc. and Tremont together may be deemed to control NL. The information included below relating to the financial position, results of operations and liquidity and capital resources of NL has been summarized from reports filed with the Securities and Exchange Commission by NL (File No. 1-640), which reports contain more detailed information concerning NL, including complete financial statements on NL's historical basis of accounting.

     Tremont's equity in earnings of NL differs from the amount that would be expected by applying Tremont's ownership percentage to NL's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in NL. Amortization of such basis differences generally reduces earnings, and increases losses, attributable to NL as reported by Tremont.

     NL's chemical operations are conducted in two business segments -- titanium dioxide ("TiO2") and specialty chemicals conducted by NL's wholly-owned subsidiaries, Kronos and Rhoex, respectively.

                                                  Three months ended                  Nine months ended
                                                     September 30,                      September 30,
                                              --------------------------             -------------------
                                                  1995           1996      Change      1995        1996      Change
                                                  ----           ----      ------      ----        ----      ------
                                                                   (In millions, except percentages)

Net sales:
   Kronos                                       $    222.8    $    215.1     -3%     $689.5    $   649.7      -6%
   Rheox                                              32.5          33.4     +3%      100.2        102.4      +2%
                                                ----------    ----------             ------    ---------

                                                $    255.3    $    248.5     -3%     $789.7    $   752.1      -5%
                                                ==========    ==========             ======    =========

Operating income:
   Kronos                                       $     40.8    $      9.7     -76%    $120.4    $    64.6       -46%
   Rheox                                               9.8           9.8     N/C       29.7         32.9       +11%
                                                ----------    ----------             ------    ---------
                                                      50.6          19.5     -62%     150.1         97.5       -35%

General corporate items:
   Securities earnings, net                            1.5           1.2                5.9          3.6
   Expenses, net                                      (7.1)         (5.7)             (19.9)       (12.4)
   Interest expense                                  (20.3)        (18.5)             (62.0)       (56.1)
                                                ----------    ----------             ------   ----------
                                                      24.7          (3.5) $(28.2)      74.1         32.6     $(41.5)
Income tax expense                                    (7.4)         (0.7)             (22.3)       (11.5)
Minority interest                                      (.1)        --                    .3          --
                                                ----------    ----------            -------    ----------

   Net income (loss)                            $     17.4    $     (4.2) $(21.6)   $  51.5    $     21.1    $(30.4)
                                                ==========    ==========  ======    =======    ==========    ======

Tremont's equity in NL's income (loss),
  including amortization of
  basis differences                             $      2.1    $     (1.7) $ (3.8)   $   6.3    $      1.0    $ (5.3)
                                                ==========    ==========  ======    =======    ==========    ======



Percent changes in TiO2:
   Sales volume                                         +17%      +3%
   Average selling prices (in billing currencies)       -15%      -6%

     Krono's TiO2 operating income in the third quarter and first nine months of 1996 decreased from the comparable periods in 1995 primarily due to the decline in average TiO2 selling prices. Average TiO2 selling prices for the third quarter of 1996 were 15% lower than the third quarter of 1995 and 6% lower than the second quarter of 1996. Selling prices at the end of the third quarter of 1996 were 15% lower than prices at the end of 1995. NL expects average TiO2 prices in the fourth quarter to be below the third quarter average. While prices have declined, demand for TiO2 has grown. Kronos' third quarter sales volume increased 17% compared with the third quarter of 1995 with improved sales volumes worldwide. Sales volumes for the first nine months in 1996 were 3% higher than the comparable period in 1995 primarily due to improved sales volumes in the U.S.

     Rheox's operating income of $9.8 million for the third quarter of 1996 was even with the year-earlier period. Rheox's operating income in the first nine months of 1996 includes a first-quarter $2.7 million gain related to the curtailment of certain U.S. employee pension benefits.

     Based on the continuing decline in TiO2 selling prices during the third quarter and the current TiO2 industry pricing outlook, NL expects its fourth-quarter net loss will exceed that of the third quarter of 1996 and NL's Board of Directors has suspended NL's regular quarterly dividend.

     A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the third quarter and first nine months of 1996 by $4 million and $7 million, respectively, compared to the comparable 1995 periods.

     Securities earnings were lower due to lower average balances available for investment. Net corporate expenses were lower in the third quarter and first nine months of 1996 compared to the same periods in 1995 due to lower environmental remediation costs. Interest expense was lower primarily due to lower variable interest rates.


LIQUIDITY AND CAPITAL RESOURCES:

Tremont

     Tremont, with its 30% interest in TIMET and 18% interest in NL at September 30, 1996, is principally a holding company operating through TIMET and NL. At September 30, 1996, Tremont had parent level cash and cash equivalents of approximately $67 million, and its 9.1 million shares of NL common stock and 9.5 million shares of TIMET common stock had aggregate market values of about $77 million and $276 million, respectively. NL paid a cash dividend in each of the first three quarters of 1996 at the rate of $.10 per NL share per quarter aggregating $2.7 million. In October 1996, NL's Board of Directors suspended NL's regular quarterly dividend. At September 30, 1996, Tremont had the right to acquire 1.5 million shares of TIMET's common stock from IMI with a quoted market value of $29.00 per share, or an aggregate $44 million, for an aggregate purchase price of $12 million.

     Tremont's intercompany loans plus accrued interest due from TIMET aggregating $22.5 million were repaid with a portion of the net proceeds TIMET received from the Stock Offering. Additionally, in connection with the Stock Offering, Tremont sold 2.2 million shares of TIMET common stock for net proceeds of approximately $47 million.

     In June 1996, Tremont repaid the amount outstanding under the revolving credit agreement with Contran Corporation and terminated the facility. In June 1995, Tremont borrowed $2.5 million under a margin loan with an investment bank which was repaid on March 28, 1996. Tremont also had approximately $9 million of letters of credit outstanding under a third party credit agreement at September 30, 1996.

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

     As previously reported, based upon the technical provisions of the Investment Company Act of 1940 (the "1940 Act") and Tremont's ceasing to own a majority of TIMET's common stock following the acquisition by TIMET in February of the IMI titanium businesses, Tremont might arguably be deemed to have become an "investment company" under the 1940 Act, despite that Tremont does not now engage, nor has it ever engaged or intended to engage in the business of investing, reinvesting, owning, holding or trading of securities. Tremont has taken the steps necessary to give itself the benefits of a temporary exemption under the 1940 Act and has sought an order from the Securities and Exchange Commission (the "Commission") that Tremont is primarily engaged, through TIMET and NL, in a non-investment company business. Tremont intends to study the future direction and opportunities available to Tremont with a view to obviating, prior to February 13, 1997 (the expiration date of the time period afforded by the temporary exemption), any argument concerning Tremont's possible status as an investment company under the 1940 Act. Based upon current trends, the Company believes other exemptions may be available in February 1997 should the Commission not act on, or deny, Tremont's application for an exemptive order.










               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

TIMET

     Summarized historical balance sheet and cash flow information of TIMET is presented below.

                                                                     December 31,    SEPTEMBER 30,
                                                                        1995             1996
                                                                    ------------    ------------
                                                                             (In millions)
Cash and cash equivalents                                           $       --      $        2.2
Other current assets                                                       103.6           250.2
Investment in joint ventures                                                13.9            19.9
Other noncurrent assets                                                      6.4            22.6
Property and equipment, net                                                124.9           181.4
                                                                    ------------    ------------
                                                                    $      248.8    $      476.3
                                                                    ============    ============
Current liabilities                                                 $       97.1    $      119.5
Long-term debt                                                              21.5             1.5
Capital lease obligation to related parties                                 --               9.8
Payable to related parties                                                  23.9             1.3
Accrued postretirement benefits cost                                        28.2            28.0
Deferred income taxes                                                         .8             8.7
Other noncurrent liabilities                                                 9.2             8.3
Minority interest                                                           --               3.3
Stockholders' equity:
   Capital and retained earnings                                            70.2           296.9
   Adjustments, principally minimum
     pension liabilities                                                    (2.1)           (1.0)
                                                                    ------------    ------------
                                                                            68.1           295.9
                                                                    ------------    ------------
                                                                    $      248.8    $      476.3
                                                                    ============    ============

                                                                           Nine months ended
                                                                             September 30,
                                                                    ----------------------------
                                                                       1995             1996
                                                                    ------------    ------------
                                                                             (In millions)
Net cash provided (used) by:
   Operating activities                                             $      (10.9)   $       (9.5)
   Investing activities:
     Capital expenditures                                                   (2.3)          (10.8)
     Purchase of interest in subsidiaries                                   --              (5.2)
     Other, net                                                               .4              .2
   Financing activities:
     Net bank borrowings (repayments)                                       11.4           (65.1)
     Proceeds from issuance of common stock, net                            --             131.5
     Capital contributions from related party                                1.1            --
     Related parties loans (repayments)                                      2.5           (42.5)
   Foreign currency translation                                               .1              .2
   Cash acquired, net                                                       --               3.4
                                                                    ------------    ------------
                                                                    $        2.3    $        2.2
                                                                    ============    ============
Cash paid for:
   Interest                                                         $        7.9    $        6.7
   Income taxes                                                              0.1              .9

Acquisitions:
   Cash and cash equivalents                                        $       --      $        4.1
   Noncash assets                                                           --             168.5
   Liabilities                                                              --             (97.4)
   Common stock issued to IMI                                               --             (70.0)
                                                                    ------------    ------------
     Cash paid                                                      $       --      $        5.2
                                                                    ============    ============

     TIMET's 1996 earnings have improved significantly compared to the losses it incurred in recent years. TIMET's results include significant noncash items. Depreciation expense increased to $12.6 million in the first nine months of 1996 compared to $8.8 million for the year-ago period principally as a result of the IMI Titanium Acquisition. TIMET recorded $4.7 million of special charges in the first nine months of 1996 related to the IMI Titanium Acquisition, approximately $1.5 million of which was noncash for common stock. TIMET's equity in earnings of THT were $2.7 million and $5.8 million for the first nine months of 1995 and 1996, respectively, while THT made no distributions in either period. Cash flow from operations in the first nine months of both 1995 and 1996 was reduced by increases in accounts receivable and inventories, which was partially offset by increases in accounts payable.

     TIMET's capital expenditures in the first nine months of 1996 were $10.8 million compared to $2.3 million in the year-ago period. TIMET estimates capital expenditures in 1996 will be less than $20 million.

     TIMET completed the Stock Offering on June 4, 1996. TIMET's net proceeds from the Stock Offering approximated $131 million. TIMET used approximately $42.5 million of the net proceeds to repay existing indebtedness to stockholders ($22.5 million to Tremont and $20 million to IMI) and $82 million to repay indebtedness under its U.S. credit facility.

     TIMET's U.S. credit facility provides for revolving loans/letters of credit aggregating up to $105 million at September 29, 1996. Borrowings are limited to a formula-determined amount of accounts receivable and inventories (the "borrowing base"). Interest accrues at the prime rate plus .75% or, at TIMET's option, LIBOR plus 2.25% (9% at September 29, 1996). Borrowings are collateralized by substantially all of TIMET's assets. The credit agreement prohibits dividends on TIMET's common stock in excess of 20% of TIMET's net income in any fiscal year, limits TIMET's additional indebtedness and contains other covenants customary in transactions of this type. TIMET had $102 million of borrowings available under its U.S. credit agreement at September 29, 1996 and drew $90 million on October 1, 1996 in connection with the AJM Acquisition. TIMET has requested an increase to $135 million in the borrowings available under the U.S. credit facility.

     During the third quarter of 1996, TIMET and CEZUS completed an agreement to form TIMET Savoie to manufacture and sell titanium products. TIMET Savoie is 70%-owned by TIMET and 30%-owned by CEZUS. TIMET's total contribution to TIMET Savoie was $8 million. Also during the third quarter, TIMET acquired for approximately $2 million the remaining 74% equity interest in TISTO, a German-based distributor of titanium products. TIMET's net sales and operating income for the three months ended September 29, 1996 included $10 million and nil, respectively, attributable to TISTO and TIMET Savoie.

     On October 1, 1996, TIMET acquired substantially all of the assets and assumed substantially all of the liabilities of AJM for approximately $96 million plus the assumption of approximately $6 million in debt. The AJM Acquisition was completed through a newly formed subsidiary, THT, Inc., and included the acquisition of the 50% general partnership interest in THT that TIMET did not previously own. THT, Inc. and its subsidiaries operate titanium scrap processing facilities and electron beam cold hearth melting furnaces. The cash portion of the purchase price of $96 million was funded through borrowings under TIMET's U.S. credit facility. TIMET has offered a third party in the titanium industry an opportunity to acquire a minority interest in THT, Inc. (or the THT partnership), to which the third party has not yet responded.

     In November 1996, TIMET announced plans to form the TIMET Capital Trust I, a Delaware business trust, to offer tax-advantaged convertible preferred securities in a private offering to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended. TIMET will own all of the common securities of the Trust. TIMET plans to use the proceeds of the offering to retire indebtedness to lenders (excluding capital leases) and for general corporate purposes. It is anticipated that the Trust will offer $150 million in convertible preferred securities and will grant the initial purchasers an option to purchase an additional $22.5 million in convertible preferred securities to cover overallotments. The securities will represent undivided beneficial ownership interests in the Trust and will be guaranteed by TIMET. The assets of the Trust will consist solely of TIMET's convertible junior subordinated debentures due 2026. The convertible preferred securities of the Trust will be convertible at the option of the holders thereof into common stock of TIMET. TIMET anticipates that the offering will be completed in November 1996.



















               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

NL Industries

     Summarized historical balance sheet and cash flow information of NL is presented below.

                                                           December 31,   SEPTEMBER 30,
                                                              1995            1996
                                                          ------------    ------------
                                                                  (In millions)
Cash, cash equivalents and securities                     $      141.3    $      130.2
Other current assets                                             409.7           390.7
Noncurrent securities                                             20.9            22.3
Investment in joint ventures                                     185.9           181.4
Other noncurrent assets                                           54.6            48.7
Property and equipment                                           459.2           465.9
                                                          ------------    ------------

                                                          $    1,271.6    $    1,239.2
                                                          ============    ============

Current liabilities                                       $      302.4    $      332.4
Long-term debt                                                   740.3           711.8
Deferred  income taxes                                           157.2           145.3
Accrued postretirement benefits cost                              60.2            58.1
Other noncurrent liabilities                                     217.8           190.5
Minority interest                                                  3.1              .3
Stockholders' deficit:
   Capital and retained earnings                                 (80.0)          (74.0)
   Adjustments, principally foreign
     currency translation                                       (129.4)         (125.2)
                                                          ------------    ------------
                                                                (209.4)         (199.2)
                                                          ------------    ------------

                                                          $    1,271.6    $    1,239.2
                                                          ============    ============

                                                                Nine months ended
                                                                  September 30,
                                                          ----------------------------
                                                              1995            1996
                                                          ------------    ------------
                                                                (In millions)
Net cash provided (used) by:
   Operating activities                                   $       67.8    $       38.3
   Investing activities:
     Capital expenditures                                        (42.6)          (52.3)
     Other, net                                                    1.8             (.6)
   Financing activities:
     Net borrowings (repayments)                                  (8.6)           21.3
     Dividends                                                    --             (15.3)
     Other, net                                                     .2             (.2)
                                                          ------------    ------------

                                                          $       18.6    $       (8.8)
                                                          ============    ============
Cash paid for:
   Interest, net of amounts capitalized                   $       37.1    $       31.5
   Income taxes                                                   22.4            16.7

     The TiO(2) industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. During the first nine months of 1996, declining TiO(2) selling prices unfavorably impacted Kronos' operating income and cash flows from operations compared to the 1995 period. Average selling prices began a downward trend in the last half of 1995 and NL expects the trend to continue at least for the remainder of the year. NL expects prices will begin to increase during 1997; however, no assurance can be given that price trends will conform to NL's expectations and NL's future cash flows will be adversely affected should price trends be lower than NL's expectations.

     NL's cash flows from operations also declined in the first nine months of 1995 due to an increase in working capital of $43 million, while working capital remained about the same in the first nine months of 1996, excluding the effect of currency translation. Net changes in working capital used less cash in the 1996 period primarily due to TiO(2) production curtailments and higher sales volumes reducing inventory levels during 1996.

     Certain of NL's income tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. NL has reached an agreement with the German tax authorities regarding examinations which resolves certain significant tax contingencies for years through 1990. NL has received certain final assessments and expects to pay tax deficiencies of approximately DM 49 million ($32 million at September 30, 1996), including interest, in the fourth quarter of 1996 in final settlement of the agreed issues. Certain other German tax contingencies remain outstanding and will continue to be litigated. Although NL believes that it will ultimately prevail, NL has granted a DM 100 million ($66 million at September 30, 1996) lien on its Nordenham, Germany TiO(2) plant in favor of the German tax authorities until the litigation is resolved. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court rulings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

     Rheox acquired the minority interests of its non-U.S. subsidiaries for $5.2 million in the first quarter of 1996.

     NL borrowed DM 95 million ($64 million when borrowed) under its DM credit facility during the first nine months of 1996 and used the proceeds primarily to fund operations. During October 1996, NL borrowed DM 49 million ($32 million when borrowed) under the DM credit facility to fund the German tax settlement payments described above. Repayments of indebtedness in the first nine months of 1996 included payments of $17.2 million on the Rheox bank term loan, $11.6 million on the joint venture term loan and DM 16 million ($10.4 million when repaid) on DM-denominated notes payable.

     In the third quarter of 1996, NL paid a quarterly dividend of $.10 per share to shareholders aggregating $5.1 million. Dividends paid during the first nine months of 1996 totaled $15.3 million. In October 1996, NL's Board of Directors suspended NL's regular quarterly dividend.

     At September 30, 1996, NL had cash and cash equivalents aggregating $130 million (36% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $11 million. NL's subsidiaries had $5 million and $119 million available for borrowing at September 30, 1996 under existing U.S. and non-U.S. credit facilities, respectively, of which $82 million of the non-U.S. amount is available only for (i) permanently reducing the DM term loan or (ii) paying future German income tax assessments, as described above. In October 1996, the borrowing availability to pay German income tax assessments under the DM credit facility was reduced by $32 million related to the October 1996 borrowings described above. NL is engaged in discussions with its lenders to modify the repayment terms and covenants of certain of its indebtedness and to refinance certain other indebtedness.

     NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites or facilities currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has adequate accruals ($114 million at September 30, 1996) for reasonably estimable costs of such matters. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $175 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

        NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. No assurance can be given that NL will not incur future liability in respect of this litigation. Based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot be reasonably estimated. In addition, various legislation and administrative regulations are, from time to time, enacted or proposed at the state, local and federal levels seeking to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.
There can be no assurance that additional matters of these types will not arise in the future.

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

                           PART II. OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS.

     Reference is made to the 1995 Annual Report and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, 1996 and June 30, 1996 for descriptions of certain legal proceedings.

     Reference is made to the previously discussed case (Alan Russel Kahn vs. Tremont Corporation, et al. (Delaware Court of Chancery, No. 12338)). Oral arguments before the Delaware Supreme Court in plaintiff's appeal of a lower court verdict in favor of the Company and other defendants, previously scheduled for October 1996, have been re-scheduled for December 12, 1996.

     Frank D. Seinfeld v. Harold C. Simmons, et al. (Superior Court of New Jersey, Bergen County, Chancery Division, No. C-336-96). Plaintiff brought this action in September 1996 on behalf of himself and derivatively, on behalf of NL against NL, Valhi, Inc. ("Valhi") and certain current and former members of NL's Board of Directors, including Harold C. Simmons and Glenn R. Simmons, both directors of the Company, and J. Landis Martin, Chairman, President and Chief Executive Officer of the Company. The Company is not a party to this action. The complaint alleges, among other things, that NL's August 1991 "Dutch auction" tender offer was an unfair and wasteful expenditure of NL's funds. Plaintiff seeks, among other things, to rescind NL's purchase of approximately
10.9 million shares of its common stock from Valhi pursuant to the Dutch auction. The Company understands that each of the defendants believes the complaint is without merit. The Company understands that NL and each of the other defendants intend to defend the action vigorously.


TIMET

     Information called for by this item regarding TIMET's legal proceedings is incorporated herein by reference to Part II, Item 1 -- "Legal Proceedings" of TIMET's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, attached hereto as Exhibit 99.1.

NL Industries

     Information called for by this item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 -- "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, attached hereto as Exhibit 99.2.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

                  10.1 Agreement to Defer Bonus Payment between the Registrant and J. Landis Martin dated August 23, 1996 and the Trust Agreement dated August 23, 1996 related thereto.

                  27.1 Financial Data Schedule for the nine-month period ended September 30, 1996.

                  99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed by Titanium Metals Corporation (File No. 0-28538).

                  99.2 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed by NL Industries, Inc. (File No. 1-640).


         (b) Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 1996 and for the month of October 1996:

              July 29, 1996      -    Reported Items 5 and 7
              October 24, 1996   -    Reported Items 5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    TREMONT CORPORATION
                                               ---------------------------------
                                                         (Registrant)




Date: November 14, 1996                        By /s/ Joseph S. Compofelice
-----------------------                           ------------------------------
                                                  Joseph S. Compofelice
                                                  Vice President and
                                                   Chief Financial Officer




                                              By /s/ Mark A. Wallace
                                                 -------------------------------
                                                 Mark A. Wallace
                                                 Vice President and Controller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER                       DESCRIPTION
         ------                       -----------
           [S]        [C]
           10.1       Agreement to Defer Bonus Payment between the
                      Registrant and J. Landis Martin dated August 23,
                      1996 and the Trust Agreement dated August 23, 1996 related thereto.

           27.1 Financial Data Schedule for the nine-month period ended September 30, 1996.

           99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed by Titanium Metals Corporation (File No. 0-28538).

           99.2 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed by NL Industries, Inc. (File No. 1-640).