Form 10-K405
period 1996-12-31
TREMONT CORPORATION
filed 1997-03-31
CIK 842718

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 1-10126

                              Tremont Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            76-0262791
-----------------------------------                       ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

1999 Broadway, Suite 4300, Denver, Colorado                            80202
-------------------------------------------                       -------------
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code:           (303) 296-5652
                                                          ----------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
              Title of each class                      which registered
              -------------------                      ----------------
                 Common Stock                      New York Stock Exchange
          ($1.00 par value per share)               Pacific Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, 7,473,572 shares of common stock were outstanding.
The aggregate market value of the 4.2 million shares of voting stock held by nonaffiliates of Tremont Corporation as of such date approximated $143 million.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

         The statements contained in this Annual Report on Form 10-K which are not historical facts, including, but not limited to, statements found (i) under the captions "Unconsolidated Affiliate - TIMET" and "Unconsolidated Affiliate - NL", contained in Item 1 - "Business", (ii) under the caption "Legal Proceedings" in Item 3, and (iii) under the captions "Results of Operations" and "Liquidity and Capital Resources", both contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including in the portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of NL's and TIMET's businesses, TIMET's dependence on the aerospace industry, the sensitivity of NL and TIMET to industry capacity, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services.

                                     PART I

ITEM 1:   BUSINESS

GENERAL:

         Tremont Corporation, headquartered in Denver, Colorado, is principally a holding company with operations conducted through its 30%-owned affiliate, Titanium Metals Corporation ("TIMET") and its 18%-owned affiliate, NL Industries, Inc. ("NL"). Contran Corporation holds, directly or through affiliates, approximately 44% of Tremont's outstanding common stock and 74% of NL's outstanding common stock (including 18% of NL held by Tremont). Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of NL, Chairman of the Board, President and Chief Executive Officer of Contran, and a director of Tremont, may be deemed to control each of such companies. Tremont and its consolidated subsidiaries are referred to herein collectively as the "Company." Business and geographic information is included in Note 3 to the Consolidated Financial Statements, which information is incorporated herein by reference.

         In February 1996, TIMET acquired the titanium metals businesses (the "IMI Titanium Acquisition") of IMI plc ("IMI") and, in June 1996, completed an initial public offering of 6.2 million shares of its common stock (the "Stock Offering"), which included the Company's sale of 2.2 million shares of TIMET common stock. These transactions reduced Tremont's ownership in TIMET from 75% at December 31, 1995 to 30%. See Note 1 to the Consolidated Financial Statements. As a result of its reduced ownership level, the Company has ceased to consolidate TIMET and instead reports its interest in TIMET by the equity method of accounting. Tremont may be deemed to control TIMET. In addition, as part of the IMI Titanium Acquisition, IMI granted to Tremont an option expiring February 15, 1999 to purchase up to an additional 2 million shares of TIMET's outstanding common stock from IMI for $16 million. Tremont assigned Union Titanium Sponge Corporation ("UTSC") the right to acquire from IMI up to .5 million shares of TIMET's outstanding common stock under the option.

         Tremont reports its 18% interest in NL by the equity method due to the fact that Tremont and NL may be deemed to be under common control by reason of stock ownership and common directors and executive officers. See Note 4 to the Consolidated Financial Statements.

UNCONSOLIDATED AFFILIATE - TIMET:

         TIMET files periodic reports with the Securities and Exchange Commission (the "Commission") pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The following information with respect to TIMET (Commission file number 0-28538) has been summarized from such reports which contain more detailed information concerning the business, results of operations and financial condition of TIMET.

         General. TIMET is one of the world's leading integrated producers of titanium sponge and mill products, has the largest sales volume worldwide and is the largest supplier of titanium to the aerospace and industrial markets. TIMET believes it is the low-cost producer of titanium sponge and melt products. Due to its economies of scale, manufacturing expertise and past investment in technology, TIMET believes that it is well-positioned to capitalize on the improved fundamentals in the titanium industry.

         TIMET's products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and cast products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip), tubular products (welded tubing and pipe), extrusions, wire and castings.

         Titanium is one of the newest specialty metals, having first been manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium (more than half of TIMET's sales in 1996), the number of end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical plants, industrial power plants, desalination plants and pollution control equipment. Customer demand for titanium is also increasing in new and emerging uses such as medical implants, golf club heads, other sporting equipment, offshore oil and gas production installations, geothermal facilities, and possible automotive and computer uses.

         The titanium industry is comprised of several manufacturers which, like TIMET, produce a relatively complete range of titanium products. TIMET believes that at least 90% of the world's titanium sponge is produced by six companies. However, there are a significant number of producers worldwide that manufacture a limited range of titanium mill products.

         Recent acquisitions and capital transactions. At the beginning of 1996, TIMET was owned by Tremont (75%) and UTSC (25%), and its operations were conducted primarily in the United States.

         In February 1996, TIMET acquired its TIMET UK and TIMET Castings operations from IMI plc in the IMI Titanium Acquisition. TIMET UK is Western Europe's largest producer of titanium ingot and mill products for aerospace and industrial applications. TIMET Castings manufactures titanium castings for aerospace applications and golf club heads. In connection with the IMI Titanium Acquisition, TIMET issued (i) 9.6 million shares of common stock to IMI valued at $70 million at the date of issue and (ii) $20 million of TIMET's subordinated debt to IMI in exchange for a like amount of debt previously owed to IMI by its UK titanium subsidiary. In addition, Tremont and UTSC received an option to acquire from IMI a portion of the common stock issued to IMI.

         In June 1996, TIMET completed an initial public stock offering pursuant to which TIMET sold 6.2 million shares of common stock, and its shareholders (Tremont, UTSC and IMI) sold an additional 10.5 million shares of common stock. The price to the public in the Stock Offering was $23 per share. Following the Stock Offering, approximately 54% of TIMET's outstanding common stock was held by the public, 6% by IMI, 10% by UTSC and 30% by Tremont. Tremont and UTSC have the option to acquire the shares currently held by IMI. TIMET's net proceeds from the Stock Offering approximated $131 million and were used primarily to repay indebtedness, including all amounts owed to Tremont and IMI.

         In October 1996, TIMET acquired certain assets from Axel Johnson Metals, Inc. ("AJM") (the "AJM Acquisition"). The acquired assets included the 50% interest in Titanium Hearth Technologies ("THT") not already owned by TIMET and AJM's titanium scrap business. The purchase price of the AJM Acquisition, including transaction costs, was $97 million cash, which was funded by borrowings under TIMET's U.S. credit facility.

         In November 1996, TIMET issued $201 million of TIMET-obligated mandatorily redeemable preferred securities (the "Convertible Preferred Securities") through a trust, TIMET Capital Trust I, and used a portion of the proceeds to repay the borrowings incurred in conjunction with the AJM Acquisition. The remaining proceeds will be used for general corporate purposes. The Convertible Preferred Securities are convertible, subject to certain limitations, into an aggregate of 5.4 million shares of common stock.

         In addition, TIMET completed acquisitions of 70% of CEZUS' titanium business ("TIMET Savoie") in France (August 1996) and 100% of TISTO (July 1996) and LASAB (January 1997) in Germany to enhance TIMET's titanium manufacturing, distribution and technology capabilities in Europe.

         In March 1997, TIMET announced that it had executed definitive agreements to combine its welded tubing operations with those of Valinox Welded, a French manufacturer of welded tubing, principally stainless steel and titanium, with operations in France and China. The joint venture, "Valtimet", would be 46% owned by TIMET and 54% owned by Valinox Welded. TIMET will supply titanium strip product to Valtimet under a long-term contract as a preferred supplier. The transaction is expected to close during the second quarter of 1997. The effect of the transaction on TIMET's near-term financial results is not expected to be material.

         TIMET intends to focus on the following strategic objectives: (i) maximize its participation in the aerospace industry recovery by focusing on TIMET's basic strengths of sponge production, melting, forging and casting of various shapes of titanium products, (ii) invest in technology and innovative projects aimed at reducing costs and enhancing productivity, quality and production capacity, (iii) lower the cost of sourcing raw materials, (iv) invest in strategic alliances, new markets, applications and products as well as acquisitions, and (v) maintain a strong balance sheet.

         Recent industry recovery. The titanium industry suffered a downturn in the early 1990's, and in each of 1991 to 1995 TIMET reported a net loss. The cyclical nature of the aerospace industry has historically been the principal cause of the fluctuations in performance of titanium companies with cyclical peaks in mill products shipments in 1980 and 1989, and with cyclical lows in 1983 and 1991. Industry shipments remained relatively flat from 1991 to 1994.

         Since 1995, the titanium industry has improved due to a combination of factors including a resurgence in commercial aerospace demand, continuing and stable industrial demand and the emergence of new uses for titanium, including golf club heads. U.S. industry mill product shipments in 1995 increased 26% from 1994. In 1996, U.S. industry mill product shipments were an estimated 57 million pounds, up 31% from 1995 with U.S. shipments to the commercial aerospace market an estimated 25 million pounds, up 40% from the prior year.
In addition, U. S. industry mill product shipments to the golf club market in 1996 were approximately 8 to 10 million pounds compared to virtually none in 1994. While worldwide industry shipments are not as readily tracked as U.S. shipments (in large part due to uncertainties of shipments by companies located in the former Soviet Union), TIMET believes U.S. trends are a reasonable proxy for worldwide trends.

         Aerospace demand for titanium products, which includes both jet engines and air frames, can be broken down into commercial and military sectors. Since 1987, sales to the commercial aerospace sector have been more significant than to the military aerospace markets. The commercial aerospace sector is expected to continue its predominance as a result of the expected growth of worldwide airline traffic, new orders for aircraft, and replacement and repair of the commercial airline fleet. Due to improved fundamentals, the commercial airline industry reported operating profits of over $16 billion (estimated) in 1996, $6 billion in 1995 and $2 billion in 1994 compared to cumulative losses in excess of $5 billion in the 1990 to 1993 period. Most major carriers are investing in upgrading and expanding their fleets. TIMET can give no assurance as to the extent or duration of any recovery in the commercial aerospace market or the extent to which such recovery will result in increased demand for titanium products.

         Since titanium's initial aerospace applications, the number of end-use markets for titanium has expanded substantially. Existing industrial uses for titanium include chemical plants, industrial power plants, desalination plants, and pollution control equipment. Titanium is also experiencing increased customer demand in new and emerging uses such as medical implants, golf club heads, other sporting equipment, offshore oil and gas production installations, geothermal facilities, and possible automotive and computer uses. Several of these applications represent potential growth opportunities that may reduce the industry's historical dependence on the aerospace market.

         TIMET's strategy for investing in new markets and uses for titanium includes investing in promising ventures and capital opportunities. In this regard, during March 1997 TIMET announced it will invest up to $5 million in Titanium Memory Systems, Inc. ("TMS") for an approximate 20% equity interest in TMS. The funds will be used by TMS to continue its development and production of a titanium substrate for use in computer hard disk drives.

         TIMET's products, operations and raw materials. TIMET is a vertically integrated titanium producer whose products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and cast products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip), tubular products (welded tubing and pipe), extrusions, wire and castings. The titanium product chain is described below.

         Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in sponge production involves the chlorination of titanium-containing rutile ores, derived from beach sand, with chlorine and coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. A portion of TIMET's titanium sponge production capacity in Henderson, Nevada, incorporates Vacuum Distillation Process ("VDP") technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining vacuum in the chamber. The combination of heat and vacuum boils the residues from the reactor mass into the condensing vessel. The titanium mass is then mechanically pushed out of the original reactor, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled. The balance of TIMET's sponge production capacity uses the original Kroll-leach process, using a leaching process rather than distillation to remove residues.

         Titanium ingots and slab are solid shapes (cylindrical and rectangular, respectively) that weigh up to 17,500 pounds in the case of ingots and up to 35,000 pounds in the case of slabs. Each is formed by melting titanium sponge or scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of milling and machining operations, and significant quantities of scrap are generated in the production process for most finished titanium products. The melting process for ingots and slabs is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and meet customer specifications.

         Titanium mill products result from the forging, rolling, drawing and/or extrusion of titanium ingots or slabs into products of various sizes and grades. These mill products include titanium billet, bar, rod, wire, plate, sheet, strip, extrusions, pipe and tube. TIMET sends certain products to outside vendors for further processing before being shipped to customers or to TIMET's service centers. TIMET's customers usually process TIMET's products for their ultimate end-use or for sale to third parties.

         Titanium cast products are produced by remelting ingot or billet and pouring molten metal into a cast, the cavity of which has been created in the shape of the part to be produced. After the metal has cooled and solidified, the part is removed from the cast and delivered to the customer or a third party for finishing. The casting process provides significant flexibility in the shapes that can be produced and is frequently utilized in forming tolerance critical components such as diffusers, fan frames, seal rings, fluid system components and missile components.

         During the production process and following the completion of products, TIMET performs extensive testing on its products, including sponge, mill products and castings. Testing may involve chemical analysis, mechanical testing, ultrasonic testing, x-ray and dye penetration testing. The inspection process is critical to ensuring that TIMET's products meet the high quality requirements of customers, particularly in aerospace components production.

         TIMET is dependent upon the services of outside processors to perform important processing functions with respect to certain of its products. In particular, TIMET currently relies upon a single processor to perform certain rolling steps with respect to some of its plate, sheet, and strip products, and upon a single processor to perform certain finishing and conditioning steps with respect to its THT slab products. Although TIMET believes that there are numerous metal producers with the capability to perform these same processing functions, arranging for an alternative processor or, in THT's case, possibly installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on TIMET's business, results of operations, financial condition and cash flows in the short term.

         In 1996, proforma for the IMI Titanium and AJM Acquisitions, over 90% of TIMET's sales were generated from the sale of titanium ingot, slab, a wide variety of mill products and castings with the balance from sales of titanium tetrachloride, sponge and other by-products.

         In addition to its U.S. sponge capacity discussed below, TIMET's current worldwide rated melting capacity aggregates approximately 84 million pounds, and its rated mill products and castings capacity aggregates approximately 36 million pounds.

         TIMET's VDP sponge facility in Henderson, Nevada operated at approximately 85% of its annual practical capacity of 20 million pounds during 1996, up from 75% in 1995. The plant produces VDP sponge principally as a raw material for a 30 million pound annual practical capacity ingot melting facility, also at the Nevada site, and for the THT cold hearth melting facilities. Titanium mill products are principally produced at a forging and rolling facility in Ohio, which receives titanium ingots from the Nevada plant, titanium slabs from THT and titanium slabs and hot bands purchased from outside vendors including those located in Russia. Certain mill products are also produced at the Tennessee finishing facility. TIMET's production facilities described above are owned.

         TIMET's Henderson melting facility operated at about 65% of capacity in 1996 (1995 - 45%). The Ohio and Tennessee facilities each operated at about 80% of capacity in 1996, compared to about 40% and 60%, respectively, in 1995. TIMET closed its original 32 million pound rated capacity Kroll-leach process sponge production facility in Nevada in 1994. However, in connection with market demand for certain grades of sponge, TIMET reopened its original Kroll-leach plant, producing approximately 1.4 million pounds in 1996. TIMET expects to increase Kroll-leach production to an annual rate of approximately 10 million pounds during 1997. Costs to restart the Kroll-leach facility approximated $2 million in 1996.

         THT operates four electron beam cold hearth melting furnaces (aggregate 31.5 million pound annual capacities) located in Pennsylvania (two), Nevada, and California, raw materials processing operations located in Pennsylvania, and a 1.5 million pound annual capacity vacuum induction melting furnace located in California. TIMET's raw materials processing operations are currently being relocated from leased facilities to a TIMET-owned facility in Morgantown. TIMET Castings, with plants located in California and Oregon, produces titanium castings used principally for aerospace applications and golf club heads. TIMET Castings' facility in California is leased, whereas the facility in Oregon is owned. THT operated at approximately 95% of aggregate capacity in 1996 while TIMET Castings operated at approximately 65% of aggregate capacity.

         TIMET UK operates a 16 million pound practical capacity melting facility in Witton, England which produces ingots sold to customers and used as raw material feedstock for its forging and rolling operations in Witton, which process the ingots principally into billet and wire. TIMET UK's Witton facility, which is leased from IMI pursuant to long-term capital leases, also provides stock to its TIMET-owned facility in Waunarlwydd, Wales, which principally produces bar and plate. TIMET UK purchases its requirements of sponge principally from suppliers located in Japan and the former Soviet Union. The Witton facility operated at approximately 90% of capacity in 1996, while the Wales facility operated at approximately 60%.

         TIMET Savoie has the right, on a long-term basis, to utilize portions of CEZUS' plant in Ugine, France. Capacity of TIMET Savoie in Ugine is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that contractually required to be provided by CEZUS. During 1996, TIMET Savoie operated at approximately 100% of the capacity required to be provided by CEZUS.

         TIMET's marketing and distribution system includes seven TIMET-owned service centers (four in the U.S. and three in Europe) which sell TIMET's products on a just-in-time basis, approximately 70 sales people based in the U.S. and Europe and 30 independent agents worldwide.

         TIMET believes that it has a competitive sales and cost advantage arising from the location of its production plants and service centers, which are in close proximity to major customers. These centers primarily sell value-added and customized mill products including bar and flat-rolled sheet and strip. TIMET believes its service centers give it a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

         The principal raw materials used in the production of titanium mill and cast products are titanium sponge, titanium scrap and alloying materials. TIMET is the only domestic integrated titanium products producer that processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge. As a result, TIMET is less susceptible to fluctuations in the market price of titanium sponge than its competitors. In 1996, TIMET produced 18 million pounds of sponge, of which 4.4 million pounds were sold to UTSC pursuant to a sponge purchase agreement and the remainder of which was used internally.

         While TIMET is one of six major worldwide producers of titanium sponge, a basic raw material in the production of titanium ingot and mill products, under current market conditions it cannot supply all of its needs for titanium sponge internally and is dependent, therefore, on third parties for a portion of its needs. TIMET obtains sponge from four suppliers in Japan and the former Soviet Union, both on a spot purchase basis and, with respect to a portion of these purchases from three of such producers, pursuant to contracts that permitted TIMET to purchase an aggregate of 10 million pounds of sponge at specified or fixed prices through the end of 1996. Each contract is subject to renegotiation or termination if certain events occur. TIMET has entered into, or expects to enter into, similar contracts with such suppliers for approximately 25 million pounds of sponge in 1997. Average spot prices of titanium sponge sold by producers in the former Soviet Union have more than doubled in the U.S. since the first quarter in 1994 and have increased substantially outside of the U.S. Market conditions have generally enabled TIMET to pass such increases to its customers.

         The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and coke. Chlorine, magnesium, and coke are generally available from a number of suppliers. Titanium-containing rutile ore is currently available from a number of suppliers around the world, principally located in Australia, Africa (South Africa and Sierra Leone), India and the United States. A majority of TIMET's supply of rutile ore is currently purchased from Australian suppliers. TIMET believes the availability of rutile ore will be adequate through the remainder of the decade and does not anticipate any interruptions of its raw material supplies, although political or economic instability in the countries from which TIMET purchases its raw materials could materially and adversely affect availability. In addition, although TIMET believes that the availability of rutile ore is adequate in the near-term, there can be no assurance that TIMET will not experience interruptions. Various alloying elements used in the production of titanium ingot are available from a number of suppliers.

         Markets and customer base. About 65% of TIMET's 1996 sales were to customers within North America, with about 30% to European customers and the balance to other regions. No single customer represents more than 10% of TIMET's direct sales. However, in 1996 about 60% of TIMET's sales were used by TIMET's customers to produce parts and other materials for the aerospace industry. TIMET expects that while a majority of its 1997 sales will also be to the aerospace sector, industrial and consumer goods markets will continue to represent a significant portion of sales.

         The aerospace industry is dominated by three major manufacturers of commercial aircraft (two of which, Boeing and McDonnell Douglas, are proposing to combine) and four major manufacturers of aircraft engines. Typically, TIMET's sales are not made directly to the major aircraft and engine manufacturers but rather to companies who use TIMET's titanium to produce parts and other materials for such manufacturers. For example, from 1994 through 1996, less than 1% of TIMET's sales were made directly to Boeing, the largest aircraft manufacturer. However, if any of the major aerospace manufacturers were to significantly reduce its activities, there could be a material adverse effect on certain of TIMET's direct customers who supply to such manufacturer and, therefore, indirectly on TIMET.

         TIMET's order backlog was approximately $440 million at December 31, 1996 compared to a combined TIMET/IMI/AJM backlog of $226 million at December 31, 1995. Approximately 95% of the 1996 year end backlog is expected to be delivered during 1997. Although TIMET believes that the backlog is a reliable indicator of future business activity, conditions in the aerospace industry could change and result in future cancellations or deferrals of existing aircraft orders and materially and adversely affect TIMET's existing backlog, orders, and future financial condition and operating results.

         As of December 31, 1996, the estimated firm order backlog for Boeing, McDonnell Douglas and Airbus, as reported by The Airline Monitor, was 2,370 planes versus 1,869 planes on December 31, 1995, an increase of 27%. The newer wide body planes, such as the Boeing 777, and the Airbus A-330 and A-340, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year end 1996 was 767 (32% of total backlog) compared to 682 at the end of 1995. Growth in firm order backlog for narrow body aircraft has also been strong, having increased 35% during 1996 to 1,603.

         Through various strategic relationships, TIMET seeks to gain access to unique process technologies for the manufacture of its products and to expand existing markets and create and develop new markets for titanium. TIMET has explored and will continue to explore strategic arrangements in the areas of product development, production and distribution. TIMET also will continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities. In this regard, TIMET has, among other things, been exploring a potential strategic relationship with a large titanium producer in Russia. TIMET believes that such a relationship could lead to a substantial expansion of the market for titanium products worldwide, particularly in emerging applications. The establishment of this relationship, which TIMET does not currently anticipate would involve significant investment, would entail significant uncertainty and would be subject to various conditions. No assurances can be given that the relationship will be formed or, if formed, as to the nature of the relationship. In connection with TIMET's efforts to establish such a relationship, TIMET has purchased 2.8 million pounds of intermediate and finished mill products from such producer in 1995 and 3 million pounds in 1996.

         Competition. The titanium metals industry is highly competitive on a worldwide basis as a result of many factors, particularly the presence of excess capacity in the industry, which has intensified price competition for available business. Producers of mill products are located primarily in the United States, Japan, Russia, Europe and China. TIMET is one of four integrated producers in the world. TIMET regards as an integrated producer one that produces at least both sponge and ingot. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot. TIMET believes that the sponge production capacity and actual production in the former Soviet Union may be as much as one-half of aggregate worldwide levels and that significant unused production capacity may exist in this region. Russia is also known to have significant melting and mill product production capacity.

         TIMET estimates that in 1996 it accounted for approximately 15% of world sponge capacity and 24% of worldwide shipments of titanium mill products. TIMET's principal competitors include RMI Titanium Company, Oregon Metallurgical Corporation ("OREMET"), and Allegheny Teledyne Allvac. TIMET's principal competitors in its U.S. castings business are Precision Cast Parts, Howmet, Selmet and Coast Cast. TIMET competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

         In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates, tariffs and, with respect to Japan and the former Soviet Union, existing and prior duties (including antidumping duties). However, imports of titanium sponge, scrap, and mill products, principally from the former Soviet Union, have increased in recent years and have had a significant competitive impact on the U.S. titanium industry. To the extent TIMET has been able to take advantage of this situation by purchasing such sponge, scrap or intermediate mill products from such countries for use in its own operations during recent years, the negative effect of these imports on TIMET has been somewhat diminished.

         Currently, imports of titanium ingot and mill products from countries that receive the Most Favored Nation ("MFN") tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive MFN treatment is 45%. In addition to regular tariffs, imports of titanium sponge from certain countries of the former Soviet Union (Russia, Kazakhstan and Ukraine) have been subject to antidumping duties of 84% for a number of years. In November 1996, the Department of Commerce, based upon its review of sales during a period in 1994 and 1995, issued its final determination that this antidumping duty should be eliminated for future sales by one of the two major importers of Russian sponge, lowered to 28% for the other importer, and maintained at 84% for the sole Russian producer. A review of sales for the corresponding 1995-96 period is currently underway. It is possible that the lowering of the duties for the two importers could lead to increased imports of Russian sponge into the U.S. and an increase in the amount of sponge on the market generally, which could adversely affect titanium sponge and mill product pricing and thus the business, financial condition, results of operations and cash flows of TIMET. However, TIMET is also currently one of the largest importers of Russian-produced sponge into the U.S. and to the extent TIMET remains a substantial purchaser of Russian sponge, adverse effects on product pricing could be partially ameliorated by decreased cost to TIMET for duty-paid sponge.

         The ability of the producers in Russia to compete in the U.S. has also been enhanced by the elimination since September 1993 of tariffs on most Russian titanium mill products (excluding titanium ingot, slab and billet, which continue to carry a 15% duty). Since TIMET has been a significant purchaser of titanium products from Russia in recent years, any failure to renew this program again upon its scheduled expiration in May 1997 or otherwise could have an adverse effect on TIMET's earnings as it would be more costly to continue purchases of titanium mill products from Russia. Given the current political and economic uncertainties in some of the countries of the former Soviet Union, there can be no assurance that this supply of titanium products will continue to be available to TIMET without interruption or at attractive prices.

         Producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be modified without substantial expenditures to produce titanium products. TIMET believes, however, that entry as a producer of titanium sponge would require a significant capital investment and substantial technical expertise. Titanium mill products also compete with stainless steels, nickel alloys, steel, plastics, aluminum and composites in certain applications.

         Research and development. TIMET's research and development activities are directed toward improving process technology, developing new alloys, enhancing the performance of TIMET's products in current applications, and searching for new uses of titanium products. For example, one of TIMET's proprietary alloys, TIMETAL(R)21S, has been specified for a number of aerospace applications including the Boeing 777. Additionally, TIMETAL LCB, a new low cost beta alloy, is being tested for new non-aerospace applications; and TIMETAL 15-3 has been introduced into the sporting goods markets. TIMET conducts the majority of its research and development activities at its Nevada laboratory, which TIMET believes is one of the largest titanium research and development centers in the world. Additional research and development activities are performed at the Witton facility. TIMET's research and development expenditures have approximated $2 million during each of the past three years and are expected to be approximately $3 million in 1997.

         Patents and trademarks. TIMET holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology. TIMET continually seeks patent protection with respect to its technical base and has occasionally entered into cross-licensing arrangements with third parties. However, most of the titanium alloys and manufacturing technology used by TIMET do not benefit from patent or other intellectual property protection. TIMET believes that the trademarks TIMET(R) and TIMETAL, which are protected by registration in the U.S. and other countries, are significant to its business.

         Employees. As of December 31, 1996, TIMET employed approximately 2,070 persons in the U.S. and approximately 880 persons in Europe. TIMET's production and maintenance workers in Henderson, Nevada and its production, maintenance, clerical and technical workers in Toronto, Ohio are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2000 and June 1999, respectively. Employees at TIMET's other U.S. facilities are not covered by collective bargaining agreements. In February 1997, employees at TIMET Castings' Albany, Oregon facility voted to not be represented by the USWA.

         Substantially all of the salaried and hourly employees at TIMET's European facilities are members of various European labor unions. In January 1997, new one-year agreements covering the U.K. and French union employees were entered into, providing for modest wage increases in 1997.

         The USWA engaged in a nine month work stoppage at TIMET's Henderson facility in 1993 - 1994 and in a three month stoppage at the Toronto facility in 1994. While TIMET currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages that could materially and adversely affect TIMET's business, financial condition, results of operations or cash flows.

         Regulatory and environmental matters. TIMET's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Federal Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. TIMET uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at TIMET's Henderson facility, TIMET uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. TIMET has used such substances during substantially the entire history of its operations. As a result, risk of environmental damage is inherent in TIMET's operations. TIMET's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to TIMET's business, results of operations, financial condition or cash flows.

         TIMET's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws are generally less stringent than U.S. laws and which have not had, and are not presently expected to have, a material adverse effect on TIMET. There can be no assurance that such foreign laws will not become more stringent.

         TIMET believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker safety laws. TIMET's policy is to continually strive to improve environmental performance. From time to time, TIMET may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties, but to date no material penalties have been incurred. TIMET incurred capital expenditures for environmental protection and compliance of less than $1 million in each of the past three years and its capital budget provides less than $1 million for such expenditures in 1997. However, the imposition of more strict standards or requirements under environmental laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters.

         TIMET determines the amount of its accruals for environmental matters on a quarterly basis by analyzing and estimating the range of possible costs in light of the available information. Because of a lack of relevant information, it is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by TIMET at its operating or non-operating facilities, or a determination that TIMET is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future. TIMET expects to adopt the recognition and disclosure requirements of AICPA's Statement of Position No. 96-1, "Environmental Remediation Liabilities" in 1997. The new rule, among other things, expands the types of costs which must be considered in determining environmental remediation accruals. The effect on TIMET of adopting this new Statement of Position is not expected to be material. TIMET currently believes the disposition of all known environmental matters, individually or in the aggregate, should not have a material adverse effect on TIMET's business, results of operations, financial condition, or cash flows. See Note 13 to the Company's Consolidated Financial Statements -

"Commitments and Contingencies - Environmental matters - TIMET," which information is incorporated herein by reference.

UNCONSOLIDATED AFFILIATE - NL:

         NL files periodic reports with the Commission pursuant to the Exchange Act, as amended. The following information with respect to NL (Commission file number 1-640) has been summarized from such reports which contain more detailed information concerning the business, results of operations and financial condition of NL.

         General. NL conducts its operations through its principal wholly-owned subsidiaries, Kronos, Inc. and Rheox, Inc. Kronos is the world's fourth largest producer of titanium dioxide pigments ("TiO2") with an estimated 11% share of worldwide TiO2sales volume in 1996. Approximately one-half of Kronos' 1996 sales volume was in Europe, where Kronos is the second largest producer of TiO2. In 1996, Kronos accounted for 86% of NL's sales and 63% of its operating income. Rheox is the world's largest producer of rheological additives for solvent-based systems. NL's objective is to maximize total shareholder returns by (i) focusing on continued cost control, (ii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity and productivity, and (iii) deleveraging as excess liquidity becomes available.

         TiO2 products and operations. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

         Demand, supply and pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flow. NL's average TiO2 selling prices have been declining since the last half of 1995, which followed an upturn in TiO2 prices that began in the third quarter of 1993. NL expects TiO2 prices will begin to increase during the second quarter of 1997 as the impact of recently-announced price increases begin to take effect. Despite the recent decline in TiO2 average selling prices, industry-wide demand for TiO2 grew in 1996, and Kronos' record 1996 sales volume was about 6% higher than 1995. NL's expectations as to the future prospects of the TiO2 industry are based upon several factors beyond NL's control, principally continued worldwide growth of gross domestic product and the absence of technological advancements in or modifications to TiO2 processes that would result in material and unanticipated increases in production efficiencies. To the extent that actual developments differ from NL's expectations, NL's and the TiO2 industry's future performance could be unfavorably affected.

         Kronos has an estimated 18% share of European TiO2 sales volume and an estimated 12% share of North American TiO2 sales volume. Consumption per capita in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. A significant market for TiO2could emerge in Eastern Europe, the Far East and China if the economies in these countries develop to the point where quality-of-life products, including TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in the Eastern European market.

         NL believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent the utilization of higher cost TiO2. The use of extenders has not significantly affected TiO2 consumption over the past decade because extenders generally have, to date, failed to match the performance characteristics of TiO2. NL believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

         Kronos currently produces over 40 different TiO2 grades, sold under the Kronos and Titanox trademarks, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, plastics and paper manufacturers.

         Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. Kronos' international operations are conducted through Kronos International, Inc., a Germany-based holding company formed in 1989 to manage and coordinate NL's manufacturing operations in Germany, Canada, Belgium and Norway, and its sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 1996 TiO2 sales were to Europe, with 37% to North America and the balance to export markets.

         Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater and in the manufacture of iron pigments.

         TiO2 manufacturing process, properties and raw materials. TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. Although most end-use applications can use pigments produced by either process, chloride-process pigments are generally preferred in certain coatings and plastics applications, and sulfate-process pigments are generally preferred for certain paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments in the past few years, and chloride-process production facilities in 1996 represent approximately 56% of industry capacity.


         Kronos currently operates four TiO2facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec, Canada and, through the manufacturing joint venture described below, a one-half interest in a plant in Lake Charles, Louisiana. Certain of NL's properties collateralize long-term debt agreements and NL's Nordenham TiO2 plant has a lien that secures the German tax authorities, pending resolution of certain tax litigation. Kronos' principal German operating subsidiary leases the land under its Leverkusen
TiO2 production facility pursuant to a lease expiring in 2050.  The
Leverkusen facility, with about one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreement restrict Kronos' ability to transfer ownership or use of the Leverkusen facility. All of Kronos' principal production facilities described above are owned, except for the land under the Leverkusen facility. Kronos has a governmental concession with an unlimited term to operate its ilmenite mine in Norway.

         Kronos produced 373,000 metric tons of TiO2 in 1996, compared to the record 393,000 metric tons produced in 1995 and 357,000 metric tons in 1994. Kronos reduced its production rates in early 1996 in response to softening demand and its high inventory levels at the end of 1995. As demand increased during 1996 and inventories declined, Kronos' production rates were increased to near full capacity in late 1996. Kronos believes its annual attainable production capacity is approximately 400,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture"). Following the completion of the $35 million debottlenecking expansion of its Leverkusen, Germany chloride-process plant in late 1997, NL expects its worldwide annual attainable production capacity to increase to approximately 410,000 metric tons.

         The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, Africa, Canada, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa), approximately 50% of which is owned by RTZ Iron and Titanium Inc. ("RTZ"), an indirect subsidiary of RTZ Corp., under a long-term supply contract that expires in 2000. Natural rutile ore, another chloride feedstock, is purchased primarily from RGC Mineral Sands Limited (Australia), under a long-term supply contract that expires in 2000. Raw materials under these contracts are expected to meet Kronos' chloride feedstock requirements over the next several years. NL does not expect to encounter difficulties obtaining new long-term supply contracts prior to the expiration of its existing contracts.

         The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a Norwegian rock ilmenite mine, which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 1996. Kronos also purchases sulfate grade slag under contracts negotiated annually with RTZ and, through 1997, with Tinfos Titanium and Iron K/S.

         Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate through the remainder of the decade. Kronos does not anticipate experiencing any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in the countries from which NL purchases its raw material supplies could adversely affect the availability of such feedstock.

         TiO2 manufacturing joint venture. Subsidiaries of Kronos and Tioxide Group, Ltd., a wholly-owned subsidiary of Imperial Chemicals Industries PLC ("Tioxide"), each own a 50%-interest in a manufacturing joint venture. The joint venture owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Tioxide (the "Partners") pursuant to separate offtake agreements.

         A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the daily operations of the joint venture acting under the direction of the supervisory committee.

         The manufacturing joint venture is intended to be operated on a break-even basis and, accordingly, Kronos' transfer price for its share of TiO2 produced is equal to its share of the joint venture's production costs and interest expense. Kronos' share of the production costs are reported as cost of sales as the related TiO2 acquired from the joint venture is sold, and its share of the joint venture's interest expense is reported as a component of interest expense.

         Specialty chemicals products and operations. Rheological additives control the flow and leveling characteristics for a variety of products, including paints, inks, lubricants, sealants, adhesives and cosmetics. Organoclay rheological additives are clays which have been chemically reacted with organic chemicals and compounds. Rheox produces rheological additives for both solvent-based and water-based systems. Rheox is the world's largest producer of rheological additives for solvent-based systems and is also a supplier of rheological additives used in water-based systems. Rheological additives for solvent-based systems accounted for about 80% of Rheox's sales in 1996, with the remainder being principally rheological additives for water-based systems. Rheox introduced a number of new products during the past few years, the majority of which are for water-based systems, which are sold into a larger market than solvent-based systems. NL believes water-based additives will account for an increasing portion of its sales in the long term. Specialty chemicals are produced by Rheox at facilities in Charleston, West Virginia; Newberry Springs, California; St. Louis, Missouri; Livingston, Scotland, and Nordenham, Germany. A portion of the land under the Livingston, Scotland facility is leased from an unrelated party; all of the remaining production facilities are owned.

         Sales of rheological additives generally follow gross domestic product growth in Rheox's principal markets and are influenced by the volume of shipments of the worldwide coatings industry. Since a portion of Rheox's rheological additives are used in industrial coatings, plant and equipment spending has an influence on demand for this product line.

         The primary raw materials utilized in the production of rheological additives are bentonite clays, hectorite clays, quaternary amines, polyethylene waxes and castor oil derivatives. Bentonite clays are currently purchased under a three-year contract, renewable through 2004, with a subsidiary of Dresser Industries, Inc. ("Dresser"), which has significant bentonite reserves in Wyoming. This contract assures Rheox the right to purchase its anticipated requirements of bentonite clays for the foreseeable future, and Dresser's reserves are believed to be sufficient for such purpose. Hectorite clays are mined from NL-owned reserves in Newberry Springs, California, which NL believes are adequate to supply its needs for the foreseeable future. The Newberry Springs ore body contains the largest known commercial deposit of hectorite clays in the world. Quaternary amines are purchased primarily from a joint venture that is 50%-owned by Rheox and are also generally available on the open market from a number of suppliers. Castor oil-based rheological additives are purchased from sources outside the United States. Rheox has a supply contract with a manufacturer of these products which may not be terminated without 180 days notice by either party.

         Competition. The TiO2 industry is highly competitive. During the early 1990s, supply exceeded demand, primarily due to new chloride-process capacity coming on-stream. Relative supply/demand relationships, which had a favorable impact on industry-wide prices during the late 1980s, had a negative impact during the subsequent downturn. During 1994 and the first half of 1995, strong demand growth improved industry capacity utilization and resulted in increases in worldwide TiO2 prices. Kronos believes that the increased demand was partially due to customers stocking inventories. In the second half of 1995 and first half of 1996, customers reduced inventory levels, which reduced industry-wide demand. Demand improved in the second half of 1996, indicating, Kronos believes, that customer inventories had returned to more-normal levels. Price increases were announced in late 1996 by most major TiO2 producers, including Kronos, and the results of such announcements are expected to impact second-quarter 1997 operating results. No assurance can be given than price trends will conform to NL's expectations.

         Capacity additions that are the result of construction of grassroot plants in the worldwide TiO2 market require significant capital expenditures and substantial lead time (typically three to five years in NL's experience) for, among other things, planning, obtaining environmental approvals and construction. No grassroot plants have been announced, but industry capacity can be expected to increase as Kronos and its competitors complete debottlenecking projects at existing plants. Based on the factors described under the caption "TiO2 products and operations" above, NL expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next few years.

         Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. Kronos has an estimated 11% share of worldwide TiO2 sales volume, and believes that it is the leading marketer of TiO2 in a number of countries, including Germany and Canada.

         Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("Du Pont"); Imperial Chemical Industries PLC (Tioxide) ("ICI"); Millennium Chemicals, Inc. (Millennium Inorganic Chemicals, Inc.), formerly a unit of Hanson PLC; Kemira Oy; Kerr-McGee Corporation; Ishihara Sangyo Kaisha, Ltd.; Bayer AG; and Thann et Mulhouse. In January 1997, ICI announced its intention to spin off to its shareholders its Tioxide unit in the next six to eighteen months. These eight competitors have estimated individual worldwide shares of TiO2sales volume ranging from 3% to 21%, and an estimated aggregate 75% share of TiO2sales volume. Du Pont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

         Competition in the specialty chemicals industry generally focuses on product uniqueness, quality and availability, technical service, knowledge of end-use applications and price. Rheox's principal competitors for rheological additives for solvent-based systems are Laporte PLC and Sud-Chemie AG. Rheox's principal competitors for water-based systems are Rohm and Haas Company, Hercules Incorporated, and Union Carbide Corporation.

         Research and development. NL's expenditures for research and development and certain technical support programs have averaged approximately $11 million annually during the past three years with Kronos accounting for approximately three-quarters of the annual spending. Research and development activities related to TiO2 are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications. Activities relating to rheological additives are conducted primarily in the United States and are directed towards the development of new products for water-based systems, environmental applications and new end-use applications for existing product lines.

         Patents and trademarks. Patents held for products and production processes are believed to be important to NL and contribute to the continuing business activities of Kronos and Rheox. NL continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. In connection with the formation of the manufacturing joint venture with Tioxide, Kronos and certain of its subsidiaries exchanged proprietary chloride process and product technologies with Tioxide and certain of its affiliates. Use by each recipient of the other's technology in Europe was restricted through October 1996. NL does not expect that the technology sharing arrangement with Tioxide will materially impact NL's competitive position within the TiO2 industry.

         NL's major trademarks, including Kronos, Titanox and Rheox, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

         Foreign operations. NL's chemical businesses have operated in international markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada, and approximately one-third of Rheox's sales in each of the past three years have been from European production. Approximately three-quarters of NL's 1996 consolidated sales were to non-U.S. customers, including 13% to customers in areas other than Europe and Canada. Foreign operations are subject to, among other things, currency exchange rate fluctuations and NL's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates.

         Political and economic uncertainties in certain of the countries in which NL operates may expose it to risk of loss. NL does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. NL cannot predict, however, whether events of this type in the future could have a material effect on its operations. NL's manufacturing and mining operations are also subject to extensive and diverse environmental regulation in each of the foreign countries in which they operate.

         Customer base and seasonality. NL believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Neither NL's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the second and third calendar quarters than in the first and fourth calendar quarters. Sales of rheological additives are influenced by the worldwide industrial protective coatings industry, where second calendar quarter sales are generally the strongest.

         Employees. As of December 31, 1996, NL employed approximately 3,100 persons, excluding the joint venture employees, with approximately 400 employees in the United States and approximately 2,700 at sites outside the United States. Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are good.

         Regulatory and environmental matters. Certain of NL's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of NL have the potential to cause environmental or other damage. NL has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of NL is to achieve compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect NL's production, handling, use, storage, transportation, sale or disposal of such substances as well as NL's consolidated financial position, results of operations or liquidity.

         NL's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. NL believes that all of its U.S. plants and the Louisiana plant owned and operated by the joint venture are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. From time to time, NL's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

         NL's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. NL believes that all its plants are in substantial compliance with applicable environmental laws.

         While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany, Belgium and the United Kingdom, each a member of the EU, follow the initiatives of the EU. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. NL believes that Kronos is in substantial compliance with agreements reached with European environmental authorities and with an EU directive to control the effluents produced by TiO2 production facilities.
NL also believes that Rheox is in substantial compliance with the environmental regulations in Germany and the United Kingdom.

         NL has a contract with a third party to treat certain of its Leverkusen and Nordenham, Germany sulfate-process effluents. Either party may terminate the contract after giving four years notice with regard to the Nordenham plant. After December 1998 and under certain circumstances, Kronos may terminate the contract after giving six months notice with regard to the Leverkusen plant.

         In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos is completing the installation of off-gas desulfurization systems at its Norwegian and German plants at an estimated cost of $30 million. The manufacturing joint venture installed a $16 million off-gas desulfurization system at the Louisiana plant and Kronos completed an $11 million water treatment chemical purification project at its Leverkusen, Germany facility in 1996.

         The Quebec provincial government has environmental regulatory authority over Kronos' Canadian chloride and sulfate-process TiO2 production facility in Varennes, Quebec. The provincial government regulates discharges into the St. Lawrence River. In May 1992, the Quebec provincial government extended Kronos' right to discharge effluents from its Canadian sulfate-process TiO2 plant into the St. Lawrence River until June 1994. Kronos completed a waste acid neutralization facility and discontinued discharging untreated waste acid effluents into the St. Lawrence River in June 1994. Notwithstanding the foregoing, in March 1993, Kronos' Canadian subsidiary and two of its directors were charged by the Canadian federal government with five violations of the Canadian Fisheries Act relating to discharges into the St. Lawrence River from the Varennes sulfate-process TiO2 plant. The monetary penalty for these violations, if proven, could be up to Canadian $15 million. Additional charges, if brought, could involve additional penalties. NL believes that this charge is inconsistent with the extension granted by provincial authorities, referred to above, and is vigorously contesting the charge. A trial date has been set for May 1997.

         NL's capital expenditures related to its ongoing environmental protection and improvement programs are currently expected to be approximately $3 million in 1997 and $5 million in 1998.

         NL has been named as a defendant, potentially responsible party ("PRP"), or both, pursuant to CERCLA and similar state laws in approximately 75 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, or its subsidiaries, or their predecessors, certain of which are on the U.S. Environmental Protection Agency's ("U.S. EPA") Superfund National Priorities List or similar state lists.

         These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases it is only one of a number of PRP's who may also be jointly and severally liable.

         The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRP's. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1996, NL had accrued $113 million for those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. During the first quarter of 1997, NL expects to recognize a noncash cumulative charge of approximately $30 million to include legal fees and other costs of managing and monitoring environmental remediation sites as required by the adoption of the AICPA's Statement of Position 96-1, "Environmental Remediation Liabilities." The charge is not expected to materially change NL's 1997 tax expense due to existing net operating losses for which no benefit is expected to be recognized. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimate of such liability has not been discounted to present value and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRP's or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

         NL was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. NL is vigorously defending such litigation. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share. No legislation or regulations have been enacted to date which are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated by NL.

         NL has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. To date, one court has granted NL's motion for summary judgment to pay to NL the reasonable defense costs of certain of NL's lead pigment cases, however, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the decision by the trial court applying New York law instead of New Jersey law which the trial court previously applied. On remand from the Court of Appeals, the trial court in

April 1996 granted NL's motion for summary judgment, finding that the insurance carrier had a duty to defend NL in the subject lead paint cases. The court also issued a partial ruling on the insurance carrier's motion for summary judgment in which it sought allocation of defense costs and contribution from NL and two other insurance carriers in connection with certain lead paint actions on which the court had previously granted NL summary judgment. The court ruled that the insurance carrier is entitled to receive such contribution from NL and the two other carriers, but reserved ruling with respect to the relative contributions to be made by each of the parties, including contributions by NL that may be required with respect to periods in which it was self-insured and contributions from one carrier which were reinsured by a former subsidiary of NL, the reinsurance costs of which NL may ultimately be required to bear. Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended that their policies contained absolute pollution exclusion language, and certain summary judgment motions regarding policy periods, the court has not made any final rulings on defense costs or indemnity coverage with respect to NL's pending environmental litigation. The Court has not made any final ruling on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than rulings to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.


OTHER ITEMS:

         NLI Insurance, Ltd.  The Company's captive insurance subsidiary
("NLI Insurance, Ltd.") reinsured certain comprehensive general liability, auto liability, workers' compensation and employers' liability risks to the Company, Baroid, NL and their respective subsidiaries, and also participated on various third party reinsurance treaties. As described in Note 12 to the Consolidated Financial Statements, Baroid and NL have entered into insurance sharing agreements with NLI Insurance, Ltd. whereby Baroid and NL, respectively, would, among other things, reimburse NLI Insurance, Ltd. for certain loss payments and reserves. NLI Insurance, Ltd. currently provides certain property and liability insurance coverage to Tremont, TIMET and NL. However, the risk associated with these policies are completely reinsured into the commercial reinsurance market. All of the Company's unrelated reinsurance business is in run-off. In 1994, Baroid was acquired by Dresser.

         Other joint ventures. Prior to October 1995, TIMET held 32% of the outstanding common stock of Basic Investments, Inc. ("BII"). Through its subsidiaries, including Basic Management, Inc. ("BMI") and Victory Valley Land Company, L.P. ("VVLC"), BII provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET's plant in Henderson, Nevada, a suburb of Las Vegas. BII, through VVLC, is actively engaged in efforts to develop for commercial, industrial, and residential purposes approximately 3,000 acres of land surrounding the BMI Complex. TIMET had a 12% limited partnership interest in VVLC, which it acquired in exchange for certain water rights transferred to VVLC. A wholly-owned subsidiary of BII and the other stockholders of BII own the balance of the partnership interests in VVLC. In October 1995, TIMET made a prorata distribution to its shareholders of a newly formed entity ("TRECO") which held all of its interest in BII and VVLC, and certain real estate in Nevada. As a result, Tremont holds a 75% equity interest in TRECO and UTSC holds a 25% equity interest.

REGULATORY AND ENVIRONMENTAL MATTERS:

         Regulatory and environmental matters for TIMET and NL are discussed in their respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings." In addition, the information included in Note 13 to the Consolidated Financial Statements is incorporated herein by reference.

         In 1993, the Company entered into a settlement agreement with the Arkansas Division of Pollution Control and Ecology in connection with certain alleged water discharge permit violations at one ("Dempsey-Cogburn") of several abandoned barite mining sites in Arkansas. The settlement agreement, in addition to requiring the payment in 1993 of a $20,000 penalty, required the Company to undertake a remediation/reclamation program which is nearing completion at a total cost of approximately $2 million. Another of the sites ("Magnet Cove"), of which the Company is only one of several owners, is currently being evaluated by the U.S. EPA. Based upon its evaluation, the U.S. EPA could require the owners to take investigatory or remedial action at the site, however, the Company believes that to the extent it has any liability for remediation at this site, it is only one of a number of apparently solvent PRPs that would ultimately share in such costs. As of December 31, 1996, the Company had accrued $5 million related to these matters.

         The Company determines the amount of its accruals for environmental matters on a quarterly basis by analyzing and estimating the range of possible costs in light of the available information. Because of a lack of relevant information, it is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its non-operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future. The Company currently believes the disposition of all of its environmental matters, individually or in the aggregate, should not have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows. The Company, TIMET and NL, will each adopt the recognition and disclosure requirements of AICPA's Statement of Position No. 96-1, "Environmental Remediation Liabilities" in 1997. The new rule, among other things, expands the types of costs which must be considered in determining environmental remediation accruals. The Company and TIMET do not expect the effect of adopting this new Statement of Position to be material and, as discussed above under "Unconsolidated Affiliate - NL - Regulatory and Environmental Matters", NL expects to recognize a noncash cumulative charge of approximately $30 million during the first quarter of 1997.

ITEM 2:    PROPERTIES

         The Company's principal executive offices are leased and located at 1999 Broadway, Suite 4300, Denver, Colorado 80202.

         The principal properties used in the operations of TIMET and NL are described in their respective business sections of Item 1 - "Business." The Company believes, and understands that TIMET and NL believe, that their respective facilities are adequate and suitable for their respective uses.


ITEM 3:    LEGAL PROCEEDINGS

         The Company, TIMET and NL are involved in various legal proceedings. Information called for by this Item, except for information regarding certain of TIMET's and NL's legal proceedings that have been summarized, is included in
Item 1 and Note 13 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference. Information called for by this Item regarding TIMET's and NL's legal proceedings that have been summarized in Item 1 and Note 13 to the Company's Consolidated Financial Statements is included in Item 3 of TIMET's and NL's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibits 99.1 and 99.2, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.


ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                   PART II


ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         Tremont's common stock is traded on the New York and Pacific Stock Exchanges (symbol: TRE). As of March 27, 1997, there were approximately 7,500 holders of record of Tremont common stock and the closing price of the Company's common stock according to the New York Stock Exchange Composite Tape was $34.50 per share. The high and low sales prices for the Company's common stock, according to the NYSE Composite Tape, are set forth below.

                                             High            Low
                                             ----            ---
Year ended December 31, 1996:
   First quarter                           $34             $15 1/2
   Second quarter                           40 3/4          28
   Third quarter                            36              31 1/8
   Fourth quarter                           39 1/8          32

Year ended December 31, 1995:
   First quarter                           $14             $11
   Second quarter                           17              12 1/4
   Third quarter                            20 7/8          15 7/8
   Fourth quarter                           21 1/4          16 5/8

         The Company has not declared any cash dividends on its common stock since 1992. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, cash requirements for its businesses, cash availability and contractual restrictions with respect to payment of dividends.

ITEM 6:    SELECTED HISTORICAL FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                              Years ended December 31,
                                                      -----------------------------------------------------------------------
                                                        1992 (c)        1993 (c)        1994 (c)       1995 (c)        1996
                                                      -----------     -----------      ---------       --------      --------
                                                                                     (In millions)
INCOME STATEMENT DATA:
Equity in earnings (loss) of:
             TIMET                                      $ (9.7)         $(20.2)       $(31.6)        $ (3.2)       $ 16.0
             NL Industries                               (10.9)          (44.8)         (7.6)          11.4          (1.8)
             Other joint ventures                            -               -             -              -           2.5
                                                        ------          ------        ------         ------        ------
                                                        $(20.6)         $(65.0)       $(39.2)        $  8.2        $ 16.7
                                                        ======          ======        ======         ======        ======
Gain on sale of TIMET stock                             $    -          $    -        $    -         $    -        $ 27.6
                                                        ======          ======        ======         ======        ======
Income (loss) from:
             Continuing operations                      $(34.1)         $(60.1)       $(42.9)        $  5.4        $ 30.0
             Discontinued operations (a)                    .4             7.5             -              -             -
             Extraordinary item                              -            (5.0)            -              -             -
             Cumulative effect of changes in
             accounting principles (b)                   (31.9)              -           (.8)             -             -
                                                        ------          ------        ------         ------        ------
                                                        $(65.6)         $(57.6)       $(43.7)        $  5.4        $ 30.0
                                                        ======          ======        ======         ======        ======
INCOME (LOSS) PER SHARE:
             Continuing operations                      $(4.64)         $(8.18)       $(5.83)        $  .73        $ 3.91
             Discontinued operations                       .06            1.02             -              -             -
             Extraordinary item                              -            (.68)            -              -             -
             Cumulative effect of changes in                 -               -             -              -             -
             accounting principles (b)                   (4.34)              -          (.10)             -             -
                                                        ------          ------        ------         ------        ------
Net income (loss)                                       $(8.92)         $(7.84)       $(5.93)        $  .73        $ 3.91
                                                        ======          ======        ======         ======        ======
Cash dividends declared                                 $  .60          $    -        $    -         $    -        $    -
                                                        ======          ======        ======         ======        ======
BALANCE SHEET DATA (at year end):
             Cash and cash equivalents                  $  3.8          $  2.2        $  3.8         $  2.7        $ 68.0
             Total assets                                196.5           161.4         116.8          134.9         223.5
             Indebtedness                                    -               -             -            6.0             -
             Stockholders' equity                        149.3           118.4          76.0           83.7         158.0

--------------------------

(a)  The Company's bentonite mining business was sold during 1993.
(b) See Note 11 to the Consolidated Financial Statements regarding changes in accounting principles.
(c) Reclassified to report the Company's interest in TIMET by the equity method of accounting for all periods presented. See Note 1 to the Consolidated Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         Tremont corporation is principally a holding company with operations conducted through TIMET and NL. The Company holds 30% of the outstanding common stock of TIMET and 18% of NL's outstanding common stock. The results of TIMET, NL, general corporate and other items are discussed below.

TIMET:

         The Company's 30% interest in TIMET is reported by the equity method. Tremont's equity in TIMET's 1996 earnings differs from the amount that would be expected by applying Tremont's current 30%-ownership percentage to TIMET's separately-reported earnings because of changes in Tremont's level of ownership in TIMET during 1996. The information included below relating to the financial position, results of operations and liquidity and capital resources of TIMET has been summarized from reports filed with the Commission by TIMET (File No. 0-28538), which reports contain more detailed information concerning TIMET, including complete financial statements.

         In 1995, TIMET and the worldwide titanium industry began recovering from the depressed industry conditions that existed during the prior several years. The aerospace industry in recent history has accounted for approximately 65% of U.S. and 40% of worldwide titanium mill products consumption and has had a significant effect on the overall sales and profitability of the titanium industry. The aerospace industry, and consequently the titanium metals industry, is highly cyclical. Until recently, TIMET and the industry had been significantly and adversely affected by excess worldwide production capacity, depressed levels of spending for both military and commercial aircraft, and depressed selling prices resulting from, among other things, weak demand, relatively inexpensive titanium scrap, sponge and other mill products, principally from Russia and other countries comprising the former Soviet Union. However, TIMET estimates that U.S. industry shipments of titanium mill products in 1995 increased 26% and further increased 31% in 1996 to approximately 57 million pounds. Industry shipments had previously remained relatively flat in the period between 1991 and 1994. TIMET also estimates that U.S. industry mill products shipments to the commercial aerospace market in 1996 approximated 25 million pounds, a 40% increase over 1995 levels following an 18% increase in 1995 over 1994. While worldwide industry shipments are not as readily tracked as U.S. shipments (in large part due to uncertainties of shipments by companies located in the former Soviet Union), TIMET believes U.S. trends are a reasonable proxy for worldwide trends.

         The titanium industry's recent improvement is due to a combination of factors, including a resurgence in commercial aerospace demand, continued and stable industrial demand, an end to customer inventory drawdowns, and the emergence of new uses of titanium metal, including golf club heads. The economic health of the commercial airline industry, the largest end market for titanium, has improved significantly. Reported orders for new commercial aircraft have increased significantly, particularly for wide body aircraft like the Boeing 777, which use more titanium per plane than narrow body aircraft. Although military aircraft deliveries continue to remain lower than deliveries in the 1980s due to constrained defense budgets, sales to industrial markets in 1995 and 1996 have continued at strong levels and are expected to do so during 1997.

         TIMET's order backlog increased to approximately $440 million at December 31, 1996, from $226 million at December 31, 1995 (which amount is proforma for the IMI Titanium and AJM Acquisitions). TIMET defines "order backlog" as firm purchase orders (which are generally subject to cancellation by the customer upon payment of specified charges).

         Beginning during the second half of 1995 and continuing into 1997, TIMET has experienced a significant increase in requests for quotations, increased orders and increased prices on accepted orders. TIMET estimates that as of December 31, 1996, orders for over half of its anticipated 1997 shipments have been booked at average selling prices (contracted or anticipated based upon current negotiations) approximately 10% higher than its 1996 average selling prices. The increase in average selling prices on new orders is partly attributable to the renegotiation of certain long-term customer agreements at higher prices. The increase in industry demand has been driven primarily by the recovery in the commercial aerospace market. As capacity utilization in the titanium industry continues to grow and delivery lead times lengthen, TIMET expects prices on new orders to continue to strengthen in 1997, although there can be no assurance that this trend will continue or not be reversed.

         The increase in demand for titanium products has contributed to the upward pressure on prices for certain raw materials used by TIMET, including alloying materials, titanium scrap and titanium sponge. TIMET currently is a significant purchaser of titanium sponge, despite having over 30 million pounds of internal practical sponge production capacity. Prices for titanium sponge under the terms of TIMET's sponge purchase contracts are specified for 1997 for the contracted quantity. Purchases of sponge above the contracted quantity would likely be at higher prices. TIMET expects increased selling prices to more than offset any raw material cost increases in 1997, although there can be no assurance that recent price increases will continue or not be reversed.

         TIMET's castings sales to the golf club market were approximately 5% of its proforma 1996 sales. In December 1996, TIMET Castings laid off approximately one-half of its production employees at its Pomona, California facility following a reduction in demand from one of its major golf club manufacturing customers. The reduction in golf club business and the related layoffs are not expected to have a material adverse effect on TIMET.

         TIMET's 1996 results of operations include the effects of acquisitions accounted for by the purchase method and, accordingly, are not directly comparable to results for 1995. The proforma financial information for 1996 and 1995 has been prepared assuming the IMI Titanium Acquisition and the AJM Acquisition had occurred at the beginning of 1995. The proforma financial information is not necessarily indicative of the operating results that might have occurred if the transactions had been completed at such date or the operating results which may occur in the future.

                                                                  Years ended December 31,
                                                  --------------------------------------------------------
                                                                                           Proforma
                                                                                     ---------------------
                                                     1994        1995       1996        1995       1996
                                                  ----------  ----------  ---------  ----------  ---------
                                                            (In millions)                (In millions)
Net sales                                            $146.0      $184.7      $507.1   $  380.0   $   564.4
                                                     ======      ======      ======   =========  =========
Operating income (loss)                              $(34.7)     $  5.4      $ 59.8   $  (37.7)  $    59.8
                                                                                      ========   =========
General corporate income, net                            .3         1.0         1.0
Interest expense                                        7.5        10.4        10.2   $   24.4   $    17.3
                                                     ------      ------      ------   ========   =========
                                                      (41.9)       (4.0)       50.6
Income taxes                                             .2          .2         1.9
Minority interest                                         -           -         1.1
                                                     ------      ------      ------
Income (loss) before cumulative effect
 of a change in accounting principle                 $(42.1)     $ (4.2)     $ 47.6   $  (48.6)  $    43.2
                                                     ======      ======      ======   ========   =========
Tremont's equity in TIMET's income (loss)            $(31.6)     $ (3.2)     $ 16.0
                                                     ======      ======      ======


         1996 compared to 1995.   All 1996 to 1995 mill products price and
volume comparisons in this discussion are proforma assuming the IMI Titanium Acquisition and the AJM Acquisition occurred at the beginning of 1995. The proforma effect of TISTO and TIMET Savoie on price and volume information is not material.

         The significant improvement in sales and operating income in 1996 was driven by price and volume increases for titanium products in both commercial aerospace and other markets. Sales volume of titanium mill products increased 27% to 27.2 million pounds while average selling prices in 1996 were up approximately 16% over 1995.

         The selling price increases reflect both the pass-through of cost increases, particularly raw material costs, and real price improvement associated with increased market demand. Although TIMET and the titanium industry are continuing to experience increases in the cost of certain raw materials, TIMET's increased selling prices have more than offset those cost increases. Prices on recent orders for titanium products have continued to increase relative to 1996 levels although there can be no assurance that this trend will continue.

         Operating levels at TIMET's plants in 1996 were higher than in 1995 and contributed to the better operating results. The VDP titanium sponge plant operated at approximately 85% of its annual practical capacity of 20 million pounds in 1996 compared to about 75% of capacity in 1995. TIMET presently expects its VDP plant to operate at about practical capacity in 1997 if current conditions continue. TIMET restarted production of titanium sponge at its original Kroll-leach facility during the second quarter of 1996 in response to demand for certain grades of titanium sponge. TIMET presently intends to increase Kroll-leach titanium sponge production to approximately 10 million pounds of annual production in 1997. Costs to restart the Kroll-leach facility in 1996 approximated $2 million. In 1996, TIMET's worldwide mill product capacity utilization approximated 80%.

         Operating income in 1996 also included a special charge of $4.8 million compared to a restructuring credit of $1.2 million in 1995.

         TIMET has substantial operations and assets located in Europe, principally the United Kingdom. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations which may slightly impact reported earnings and may affect the comparability of period-to-period operating results. Approximately one-half of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials, principally titanium sponge, for TIMET's European operations are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies.

         Interest expense in 1996 was slightly lower than in 1995 principally due to relative average borrowing levels. Annual interest expense related to the 6.625% Convertible Preferred Securities issued in November 1996 approximates $13.6 million, including amortization of financing costs.

         1995 compared to 1994.   Sales volume of sponge, ingot and mill
products in 1995 increased to 18.7 million pounds, a 20% improvement over 1994 levels. Shipments of titanium products for industrial applications were up moderately compared to 1994 while aerospace volumes showed greater improvement than industrial applications. The 9% increase in average selling prices in 1995 over 1994 reflects both the pass-through of certain cost increases and real price improvement associated with increased market demand. TIMET's dollar denominated export sales benefited during 1995 from the relative weakness in the value of the U.S. dollar versus certain other currencies.

         Operating levels at all of TIMET's plants were higher in 1995 than 1994 and contributed to the better operating results relative to 1994. The higher production levels were partly attributable to the absence of work stoppages in 1995, and improved VDP related equipment reliability during the second half of 1995. The VDP plant operated at about 75% of its practical capacity in 1995, compared with 45% in 1994. Depreciation expense increased $4.9 million in 1995 over 1994 principally as a result of the units of production method used to depreciate the VDP plant.

         TIMET's operating income in 1995 includes $3.7 million of equity in earnings of then 50%-owned THT, more than double the $1.6 million in 1994.

         Operating income in 1995 also included a restructuring credit of $1.2 million compared to a $10 million charge in 1994.

         Interest expense increased in 1995 compared to 1994 principally due to higher average borrowings under TIMET's U.S. credit facility and higher average interest rates effective on such debt.

         Income taxes - 1996, 1995 and 1994.   TIMET's income tax rate in 1996
varied from the U.S. statutory rate principally due to a $7 million reduction in the deferred tax valuation allowance to reflect the utilization of a portion of its U.S. net operating loss carryforwards ("NOLs") in 1996 and a $10 million reduction in the deferred tax valuation allowance resulting from a change in estimate of the NOL and AMT carryforwards that will more likely than not be realized in the future. TIMET's effective income tax rates in each of 1994 and 1995 varied from the U.S. statutory rate due to losses for which recognition of a deferred tax asset was not considered appropriate at the time.

         TIMET operates in several tax jurisdictions and is subject to varying income tax rates. For financial reporting purposes, TIMET has recognized substantially all of its carryforwards and, accordingly, expects that its effective income tax rate beginning in 1997 will increase. Such effective rate may be slightly higher than the statutory U.S. federal rate due to the combined effects of state income taxes and varying non-U.S. rates.

NL INDUSTRIES, INC.:

         The Company's 18% interest in NL is reported by the equity method. Tremont reports its 18% interest in NL by the equity method due to the fact that Tremont and NL may be deemed to be under common control by reason of stock ownership and common directors and executive officers. Valhi, Inc. and Tremont together may be deemed to control NL. The information included below relating to the financial position, results of operations and liquidity and capital resources of NL has been summarized from reports filed with the Commission by NL (File No. 1-640), which reports contain more detailed information concerning NL, including complete financial statements on NL's historical basis of accounting.

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

         NL's operations are conducted in two business segments - Ti2 conducted by Kronos and specialty chemicals conducted by Rheox. As discussed below, TiO2 selling prices increased during 1994 and the first half of 1995, but declined in the last half of 1995 and during 1996. Kronos' operating income and margins improved during 1995, but declined in 1996.

         Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions. Kronos believes the decline in prices in 1996 was due, in part, to the impact of recent debottlenecking projects increasing capacity, TiO2 customers reducing inventory levels in a period of declining prices, and greater competition for sales volume with more industry capacity available. Kronos believes that the TiO2 industry has long-term growth potential.

                                     Years ended December 31,                 Change
                              ---------------------------------------  ---------------------
                                 1994          1995          1996       1994-95    1995-96
                              -----------  -------------  -----------  ---------  ----------
                                           (in millions)
Net sales:
  Kronos                          $770.1       $  894.1       $851.2     +16%        -5%
  Rheox                            117.9          129.8        134.9     +10%        +4%
                                  ------       --------       ------
                                  $888.0       $1,023.9       $986.1     +15%        -4%
                                  ======       ========       ======
Operating income:
  Kronos                          $ 80.6       $  161.2       $ 71.6     +100%       -56%
  Rheox                             30.8           38.5         41.8     +25%        +8%
                                  ------       --------       ------
                                   111.4          199.7        113.4     +79%        -43%
General corporate items:
  Securities earnings                3.9            7.4          4.7
  Corporate expenses, net          (44.8)         (26.6)       (17.5)
  Interest expense                 (83.9)         (81.6)       (75.0)
                                  ------       --------       ------
                                   (13.4)          98.9         25.6      $112.3     $(73.3)
Income taxes                         9.7           12.7         14.8
Minority interest                     .9             .6            -
                                  ------       --------       ------
Net income (loss)                 $(24.0)      $   85.6       $ 10.8      $109.6     $(74.8)
                                  ======       ========       ======   =========  =========
Tremont's equity in
 earnings (loss) of NL,
 including amortization of
 basis differences                $ (7.6)      $   11.4       $ (1.8)     $ 19.0     $(13.2)
                                  ======       ========       ======   =========  =========
Percent change in TiO2:
  Sales volume                                                            -3%        +6%
  Average selling prices                                                 +15%        -9%
  (in billing currencies)



         Kronos' operating income in 1996 was lower than 1995 primarily due to lower average Ti2 selling prices, partially offset by higher sales volumes. In billing currency terms, Kronos' 1996 average TiO2 selling prices were approximately 9% lower than in 1995. Average selling prices in the fourth quarter of 1996 were 17% lower than the fourth quarter of 1995 and were 3% lower than the third quarter of 1996. Selling prices at the end of 1996 were 17% below year-end 1995 levels, 8% below the average for 1996 and were 1% below the average selling prices during the fourth quarter of 1996. The improvement in Kronos' 1995 results over 1994 was primarily due to 15% higher average TiO2 selling prices and higher TiO2 production volumes, partially offset by lower TiO2 sales volumes.

         Kronos' cost of sales in 1996 was higher than 1995 due to higher sales volumes and higher unit costs, primarily due to lower production levels. Kronos' costs of sales in 1995 was higher than 1994 due to slightly higher manufacturing costs, partially offset by lower sales volumes. As a percentage of net sales, cost of sales increased in 1996 and decreased in 1995 primarily due to the impact on net sales of changes in the average selling price during the respective years.

         Kronos' selling, general and administrative expenses declined in 1996 from the previous year, as a result of continuing cost containment efforts, while 1995's expense was higher than 1994 due to the unfavorable effect of changes in currency exchange rates.

         Record sales volume of 388,000 metric tons of TiO2 in 1996 increased 6% compared to 1995, with improvements in all major markets, including a 10% increase in North America. Sales volumes in the second half of 1996 were 16% higher than the same period in 1995. In response to soft demand in the first half of 1996 and its high inventory levels at the end of 1995, Kronos curtailed production rates in early 1996. As demand increased during the last half of 1996 and inventories declined, Kronos' production rates were increased to near full capacity in late 1996 and the average capacity utilization was 95% for the year. Kronos' production rates were 94% of its capacity in 1994 and at full capacity in 1995. Approximately one-half of Kronos' 1996 TiO2 sales, by volume, were attributable to markets in Europe with approximately 37% attributable to North America and the balance to other regions.

         Demand, supply and pricing of Ti2 have historically been cyclical. Kronos anticipates its TiO2 operating margins will begin to improve in the second quarter of 1997 as the impact of recently-announced TiO2 price increases takes effect; however, Kronos expects its 1997 operating income will be below that of 1996, primarily because of lower anticipated average TiO2 prices for 1997 compared to 1996 and lower technology fee income. Demand for TiO2 in 1996 increased over 1995 and Kronos expects demand to remain strong in 1997. Kronos believes continued growth in demand should result in significant improvement in average selling prices over the longer term.

         Rheox's operating income improved in 1996 compared to 1995 due to 5% higher sales volumes, lower selling, general and administrative expenses and a $2.7 million gain related to the curtailment of certain U.S. employee pension benefits, partially offset by slightly higher manufacturing costs. Operating income increased in 1995 over 1994 due to 5% higher sales volumes and higher average selling prices partially offset by higher raw material costs. Rheox's cost of sales increased in 1995 and 1996 over the respective prior year primarily due to higher sales volumes, and cost of sales as a percentage of net sales were approximately the same level in 1994, 1995 and 1996. Selling, general and administrative expenses decreased slightly in 1996 compared to 1995 due to lower variable compensation expense, and selling, general and administrative expenses in 1995 approximated 1994 amounts.

         NL has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The U.S. dollar value of the Company's foreign sales and operating costs is subject to currency exchange rate fluctuations which may slightly impact reported earnings and may affect the comparability of period-to- period operating results. A significant amount of the Company's sales are denominated in currencies other than the U.S. dollar (61% in 1996), principally major European currencies and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies.

Fluctuations in the value of the U.S. dollar relative to other currencies decreased 1996 sales by $14 million compared to 1995 and increased 1995 sales by $54 million compared to 1994.

         Securities earnings fluctuate in part based upon the amount of funds invested and yields thereon. Corporate expenses, net in 1996 were lower than 1995 due to lower provisions for environmental remediation cost. Corporate expenses, net were significantly lower in 1995 compared to 1994 due to lower provisions for environmental remediation and litigation costs. NL expects corporate expenses, net in 1997 will exceed that of 1996, primarily due to approximately $30 million of additional environmental remediation accruals related to the adoption of a new accounting standard.

         Interest expense in 1996 declined compared to 1995 principally due to lower interest rates on variable rate debt, principally Kronos' Deutsche mark-denominated debt, partially offset by higher levels of such DM-denominated debt. Interest expense in 1995 declined compared to 1994 due to lower levels of debt, principally DM-denominated debt, and lower interest rates on such DM-denominated debt. In January 1997, NL refinanced certain U.S. debt and prepaid certain DM-denominated debt, and expects its interest expense will be higher in 1997 compared to 1996 as a result of higher anticipated interest rates and average debt levels.

         NL's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact NL's effective income tax rate. In 1994 and 1996, the geographic mix of income, including losses in certain jurisdictions for which no current refund was available and recognition of a deferred tax asset was not considered appropriate, contributed to NL's effective tax rate varying from a normally-expected rate.

         Due to NL's higher U.S. earnings before taxes in 1995, NL's valuation allowance was reduced by approximately $10 million due to a change in estimate of the future tax benefit of certain U.S. tax credits which NL believes satisfies the "more-likely-than-not" recognition criteria. During 1995, NL also recorded deferred tax benefits of $6.6 million due to the reduction in dividend withholding tax rates pursuant to ratification of the U.S./Canada income tax treaty.

         The Company periodically evaluates the net carrying amount of its investment in affiliates to determine if there has been any decline in value that is considered to be other than temporary and would, therefore, require a write- down accounted for as a realized loss. The Company's per share net carrying amount of its investment in NL at December 31, 1996 was about $2.95 per share, compared to a quoted per share market value of about $10.88 at that date. The Company's per share net carrying value of its investment in TIMET at December 31, 1996 was about $10.34 per share, compared to a quoted per share market price of $32.875 at that date.

TREMONT:

         Corporate expenses, net and other items. Tremont's corporate expenses, net for 1996 include a $2 million special compensation accrual to an executive officer of the Company as approved by the Company's Board of Directors.
Certain amounts of the compensation award have been deferred under an agreement between the Company and the executive officer.

         In connection with the Stock Offering in June, 1996, the Company sold
2.2 million shares of TIMET common stock with net proceeds of approximately $47 million, resulting in a pre-tax gain of $27.6 million.

         Income taxes.   The Company's income tax rate in 1996 varied from the
U.S. statutory rate principally due to a reduction in the deferred tax valuation allowance to reflect the current utilization of its U.S. NOLs. The Company's income tax rate varied from the U.S. statutory rate in 1994 due to no benefit being recognizable on equity in losses of unconsolidated affiliates and in 1995, due principally to a reduction in its valuation allowance related to no income tax provision being required on equity in earnings of NL.

         At December 31, 1996, the Company has no outstanding U.S. NOLs for federal income tax purposes. The Company's income tax rate in 1997 is expected to be substantially higher than the statutory federal tax rate due to no tax benefit being recognizable on the expected equity in losses from its investment in NL.

                        LIQUIDITY AND CAPITAL RESOURCES

Tremont Corporation

         The Company's 1996 reported earnings improved significantly from 1995 and the loss in 1994 primarily due to improved earnings of TIMET and the gain on the sale of TIMET common stock. The Company's $65 million increase in cash and cash equivalents during 1996 was the result of the Company's sale of TIMET common stock and TIMET's repayment of loans to the Company from proceeds of TIMET's Stock Offering. The Company's equity in earnings of TIMET and NL are primarily noncash. NL resumed cash dividends in the first quarter of 1996 and paid three quarterly cash dividends during 1996 at the rate of $.10 per NL share per quarter aggregating $2.7 million. NL suspended its quarterly dividend in October 1996. TIMET did not pay any cash dividends during the last three years. Certain TIMET and NL debt agreements presently limit dividend payments from these affiliates as described in Note 4 to the Consolidated Financial Statements. Relative changes in assets and liabilities did not materially impact the Company's cash flow from operating activities.

         Tremont, with its 30% interest in TIMET and 18% interest in NL at December 31, 1996, is principally a holding company operating through TIMET and NL. The Company had cash and cash equivalents of $68 million at December 31, 1996. At December 31, 1996, Tremont's 9.5 million shares of TIMET common stock and 9.1 million shares of NL common stock had a market value of about $313 million and $99 million, respectively. At December 31, 1996 Tremont had the right to acquire 1.5 million shares of TIMET's common stock from IMI with a quoted market value of $32.875 per share, or an aggregate $49 million, for an aggregate purchase price of $12 million ($7.95 per TIMET share). Tremont also had approximately $15 million of letters of credit outstanding under a third party credit agreement at December 31, 1996.

         Tremont's intercompany loans plus accrued interest due from TIMET aggregating $22.5 million were repaid with a portion of the net proceeds TIMET received in 1996 from the Stock Offering. Additionally, in connection with the Stock Offering, Tremont sold 2.2 million shares of TIMET common stock for net proceeds of approximately $47 million.

         In 1995, Tremont borrowed $2.5 million under a margin loan with an investment bank which was repaid in 1996. Tremont also entered into a $15 million revolving credit agreement with Contran Corporation in 1995. Tremont repaid the loan from Contran in 1996 and terminated the agreement.

         In February 1997, the Company's Board of Directors authorized the repurchase of up to 2 million shares of its common stock in open market or privately negotiated transactions. Such shares represent approximately 27% of the Company's 7.5 million shares outstanding. As of March 27, 1997 the Company had repurchased 244,900 shares of its common stock for approximately $8.4 million. The repurchased shares will be added to the Company's treasury and could be used for future acquisitions or other corporate purposes.

         The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests of subsidiaries and affiliates, incur indebtedness, repurchase shares of capital stock, consider the sale of interests in subsidiaries, affiliates, marketable securities or other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company may investigate, evaluate, discuss and engage in acquisition, joint venture and other business combination opportunities. In the event of any future acquisition or joint venture opportunities, the Company may consider using available cash, issuing equity securities or incurring indebtedness.

         As previously reported, based upon the technical provisions of the Investment Company Act of 1940 (the "1940 Act") and Tremont's ceasing to own a majority of TIMET's common stock following the acquisition by TIMET in February of the IMI titanium businesses, Tremont might arguably be deemed to have become an "investment company" under the 1940 Act, despite the fact that Tremont does not now engage, nor has it engaged or intended to engage in the business of investing, reinvesting, owning, holding or trading of securities. Tremont has taken the steps necessary to give itself the benefits of a temporary exemption under the 1940 Act and has sought an order from the Commission that Tremont is primarily engaged, through TIMET and NL, in a non-investment company business. Tremont intends to study the future direction and opportunities available to Tremont with a view to obviating any argument concerning Tremont's possible status as an investment company under the 1940 Act. Based upon current trends, the Company believes another exemption may be available to it under the 1940 Act should the Commission deny Tremont's application for an exemptive order.

         See "Results of Operations" and Note 13 to the Consolidated Financial Statements for additional matters affecting the Company's liquidity and capital resources.

Unconsolidated affiliate - Titanium Metals Corporation

         Summarized historical balance sheet and cash flow information of TIMET is presented below.


                                                                     December 31,
                                                                ---------------------
                                                                  1995         1996
                                                                 ------        -----
                                                                    (In millions)
Cash and cash equivalents                                        $    -       $  86.5
Other current assets                                              103.6         284.5
Goodwill and other intangible assets                                1.4          86.7
Other noncurrent assets                                            18.9          25.7
Property and equipment, net                                       124.9         219.6
                                                                 ------       -------
                                                                 $248.8       $ 703.0
                                                                 ======       =======
Current liabilities                                              $ 97.1       $ 112.8
Long-term debt                                                     21.5           1.2
Capital lease obligations to related parties                          -          11.6
Payable to related parties                                         23.9           1.0
Accrued OPEB cost                                                  28.2          27.5
Other noncurrent liabilities                                       10.0          17.2
Minority interest - TIMET-obligated mandatorily
 redeemable preferred securities of subsidiary trust
 holding solely subordinated debt securities                          -         201.3
Other minority interest                                               -           4.2
Stockholders' equity                                               68.1         326.2
                                                                 ------       -------
                                                                 $248.8       $ 703.0
                                                                 ======       =======

                                                           Years ended December 31,
                                                    -------------------------------------
                                                     1994           1995           1996
                                                    --------       -------       --------
                                                                 (In millions)
Net cash provided (used) by:
 Operating activities                               $(20.0)        $ (6.1)        $  (1.3)
 Investing activities:
   Capital expenditures                               (4.6)          (3.0)          (21.7)
   Business acquisitions                                 -              -          (109.9)
   Other, net                                            -             .4              .2
 Financing activities:
   Net borrowings (repayments), including             17.3            7.5          (108.2)
    amounts to related parties
   Issuance of common stock, net                         -              -           131.5
   Issuance of TIMET-obligated mandatorily
    redeemable preferred securities, net                 -              -           192.4
   Capital contributions from related parties           .4            1.1               -
 Cash acquired                                           -              -             3.0
 Currency translation                                   .2             .1              .5
                                                    ------        -------         -------
                                                    $ (6.7)        $    -         $  86.5
                                                    ======        =======         =======
Cash paid for:
 Interest expense                                   $  6.5         $ 10.0         $   9.0
 Income taxes                                           .1             .1             6.3

Acquisitions:
 Cash and cash equivalents                          $    -         $    -         $   3.0
 Goodwill and other intangibles                          -              -            85.2
 Other noncash assets                                    -              -           180.8
 Liabilities                                             -              -           (89.1)
 Common stock issued to IMI                              -              -           (70.0)
                                                    -------       -------         -------
        Cash paid                                   $    -         $    -         $ 109.9
                                                    =======       =======         =======



         TIMET's financial position was significantly improved during 1996 through the combined effects of (i) improved industry conditions, (ii) acquisitions made during the year, (iii) the Stock Offering, and (iv) issuance of the Trust Convertible Preferred Securities.

         At December 31, 1996, TIMET had $87 million of cash and equivalents and $110 million of borrowing availability under its U.S. and European bank credit lines. Indebtedness consisted primarily of capital lease obligations related to certain of its European manufacturing facilities and a relatively nominal amount of European working capital borrowings. The Convertible Preferred Securities do not require principal amortization and TIMET has the right to defer interest payments for one or more periods of up to 20 consecutive quarters.

         Reflecting improved operating results, cash provided by operating activities (before changes in assets and liabilities) was $53 million in 1996 compared to $4 million provided in 1995 and $22 million used in 1994. Changes in assets and liabilities used $54 million of cash in 1996 compared to $10 million in 1995 and $2 million provided in 1994. While receivable and inventory levels (excluding acquisitions) increased an aggregate of $43 million in 1996 as a result of the higher levels of working capital necessary to support the higher production and sales levels, days sales outstanding ("DSO") in receivables and days sales in inventory ("DSI") did not increase significantly. TIMET's goal is to better manage working capital such that both DSO and DSI improve in 1997 over 1996.

         TIMET's capital expenditures in 1996 approximated $22 million compared to $3 million in 1995 and $5 million in 1994. The companies acquired during 1996 accounted for $10 million of the increase with much of the remaining $9 million increase resulting from projects deferred in prior years. TIMET estimates capital expenditures in 1997 to be $50 million to $55 million, including capacity expansion and a major project to redesign business processes and implement integrated information systems throughout TIMET. About one-third of planned capital expenditures in 1997 relate to capacity expansion projects, the largest of which is a 20 million pound electron beam furnace to be completed by THT in the second half of 1998. Capital spending related to the business processes/information systems project is currently estimated at over $30 million during the next few years, about one-half of which is expected to be incurred in 1997.

         Acquisitions aggregated $180 million in 1996 ($110 million cash; $70 million stock). TIMET believes the IMI Titanium Acquisition, along with other smaller European acquisitions, among other things, augmented TIMET's scale and geographic reach and increased its production flexibility. In addition, the acquisition of the AJM scrap processing business enhanced TIMET's flexibility in optimizing its mix of its raw material purchases.

         TIMET's net proceeds from the June 1996 Stock Offering approximated $131 million. TIMET used approximately $125 million of such net proceeds to repay existing indebtedness ($23 million to Tremont, $20 million to IMI and $82 million under its U.S. credit facility).

         TIMET received net proceeds from TIMET Capital Trust I's sale of the Convertible Preferred Securities of approximately $192 million. TIMET used approximately $96 million of such net proceeds to prepay indebtedness incurred in conjunction with the AJM Acquisition with the rest for general corporate purposes.

         Reductions of indebtedness in 1995 include approximately $5 million of installments on the term loan portion of TIMET's U.S. credit facility and payment of the final $2 million installment due on the note associated with TIMET's purchase of its original 50% interest in THT in 1992. In April 1994, TIMET entered into its current U.S. credit facility, which replaced its prior U.S. bank agreement, and TIMET repaid $45 million of borrowings outstanding thereunder at closing.

         TIMET is negotiating to increase its borrowing availability, and expects, among other things, to be able to reduce current restrictions on use of borrowed proceeds in order to further enhance its financial flexibility.

         TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past and may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests, refinance or restructure indebtedness, repurchase shares of capital stock, sell marketable securities or other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, TIMET may investigate, evaluate, discuss and engage in acquisition, joint venture and other business combination opportunities in the titanium and specialty metal industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using available cash, issuing equity securities or incurring indebtedness.

Unconsolidated affiliate - NL Industries, Inc.

         Summarized historical balance sheet and cash flow information of NL is presented below.


                                                        December 31,
                                                  -----------------------
                                                    1995           1996
                                                  ---------     ---------
                                                       (In millions)
Cash and cash equivalents                         $  141.3       $  114.1
Other current assets                                 409.7          386.1
Noncurrent securities                                 20.9           23.7
Investment in joint ventures                         185.9          181.5
Other noncurrent assets                               54.6           49.9
Property and equipment, net                          459.2          466.0
                                                  --------       --------
                                                  $1,271.6       $1,221.3
                                                  ========       ========
Current liabilities                               $  302.4       $  290.4
Long-term debt                                       740.3          737.1
Deferred income taxes                                157.2          151.2
Accrued postretirement benefits cost                  60.2           55.9
Environmental liabilities                            112.8          106.8
Other noncurrent liabilities                         105.0           83.2
Minority interest                                      3.1             .2
Shareholders' deficit:
  Capital and retained earnings                      (80.0)         (84.3)
  Adjustments, principally foreign
   currency translation                             (129.4)        (119.2)
                                                  --------       --------
                                                    (209.4)        (203.5)
                                                  --------       --------
                                                  $1,271.6       $1,221.3
                                                  ========       ========
                                                       Years ended December 31,
                                            ------------------------------------------
                                              1994            1995             1996
                                            -------         --------         --------
                                                         (In millions)
Net cash provided (used) by:
 Operating activities                       $ 181.7         $   71.5         $   16.5
 Investing activities:
  Capital expenditures                        (36.9)           (64.2)           (66.9)
  Other, net                                    4.1              2.0              (.7)
 Financing activities:
  Net borrowings (repayments)                (131.4)            (3.5)            42.1
  Dividends and other, net                      (.7)              .2            (15.5)
 Currency translation                           7.7              4.2             (2.7)
                                            -------         --------         --------
                                            $  24.5         $   10.2         $  (27.2)
                                            =======         ========         ========
Cash paid for:
 Interest, net of amounts capitalized       $  66.8         $   62.1         $   51.7
 Income taxes, net                           (111.4)            28.0             50.4

         The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. During 1996, declining TiO2 selling prices unfavorably impacted Kronos' operating income and cash flows from operations compared to 1995. Average selling prices began a downward trend in the last half of 1995 and continued throughout 1996. NL expects prices will begin to increase in the second quarter of 1997; however, no assurance can be given that price trends will conform to NL's expectations and future cash flows will be adversely affected should price trends be lower than NL's expectations.

         Changes in NL's inventories, receivables and payables (excluding the effect of currency translation) also contributed to the cash provided by operations in 1994 and 1996; however, such changes used cash in 1995 primarily due to increased inventory levels. In 1994 and 1995, net proceeds of $15 million and $26 million, respectively, from the sale of trading securities are components of the cash provided from operations. Certain German income tax refunds and payments, discussed below, significantly increased cash flows from operating activities during 1994 and decreased cash flows from operating activities in 1996.

         NL's capital expenditures during the past three years include an aggregate of $67 million ($26 million in 1996) for NL's ongoing environmental protection and compliance programs, including a Canadian waste acid neutralization facility, a Norwegian onshore tailings disposal system and German and Norwegian off-gas desulfurization systems. NL's estimated 1997 and 1998 capital expenditures are $35 million and $36 million, respectively, and include $3 million and $5 million, respectively, in the area of environmental protection and compliance primarily related to the off-gas desulfurization systems. NL spent $9 million in 1995, $18 million in 1996 and plans to spend an additional $8 million in 1997 in capital expenditures related to a debottlenecking project at its Leverkusen, Germany chloride-process TiO2 facility that is expected to increase NL's worldwide annual attainable production to approximately 410,000 metric tons in 1998. Capital expenditures of the manufacturing joint venture are not included in NL's capital expenditures. Rheox acquired the minority interests of certain of its non-U.S. subsidiaries for $5.2 million in 1996.

         In 1996, NL borrowed DM 144 million ($96 million when borrowed) under its DM credit facility and used DM 49 million ($32 million) to fund the German tax settlement payments described below, and used the remainder of the proceeds primarily to fund operations. Repayments of indebtedness in 1996 included payments of $23 million on the Rheox bank term loan, $15 million in payments on the joint venture term loan and DM 16 million ($10 million when repaid) in payments on DM-denominated notes payable. Net repayments of indebtedness in 1995 included $30 million in payments on the Rheox bank term loan and $15 million in payments on the joint venture term loan. In addition, NL borrowed a net DM 56 million ($40 million when borrowed) under DM-denominated short-term credit lines. In 1994, NL borrowed DM 75 million ($45 million when borrowed) under the DM credit facility, and repayments of indebtedness included DM 225 million ($140 million when paid) in payments on the DM credit facility, $15 million in payments on the Rheox bank term loan and $15 million in payments on the joint venture term loan.

         In order to improve its near-term liquidity, during January 1997, NL refinanced its Rheox subsidiary, obtaining a net $125 million of new long-term financing. The net proceeds, along with other available funds, were used to prepay DM 207 million ($127 million when paid) of NL's DM term loan and to repay DM 43 million ($26 million when paid) of NL's DM revolving credit facility, leaving DM 130 million ($80 million) available for borrowing at January 31, 1997. As a result of the refinancing and prepayment, NL's aggregate scheduled debt payments for 1997 and 1998 decreased by $103 million ($64 million in 1997 and $39 million in 1998). In connection with the prepayment, NL and its lenders modified certain financial covenants of the DM credit agreement and NL guaranteed the facility.

         At December 31, 1996, NL had cash and cash equivalents aggregating $114 million (44% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $11 million. At December 31, 1996, after giving pro forma effect for the refinancing discussed above, NL had cash and cash equivalents aggregating $87 million and NL's subsidiaries had $9 million and $102 million available for borrowing under U.S. and non-U.S. credit facilities, respectively. At December 31, 1996, NL has complied with, or had obtained waivers for, all financial covenants governing its debt agreements.

         Dividends paid during 1996 totaled $15.3 million. No dividends were paid in 1994 or 1995. In October 1996, NL's Board of Directors suspended NL's quarterly dividend and NL is currently unable to pay dividends due to certain restrictions under the indentures of the Senior Notes.

         Based upon NL's expectations for the TiO2 industry and anticipated demands on NL's cash resources as discussed herein, NL expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from NL's expectations, NL's liquidity could be adversely affected.

         Certain of NL's income tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. During 1994, the German tax authorities withdrew certain proposed tax deficiencies of DM 100 million and remitted tax refunds aggregating DM 225 million ($136 million when received), including interest, on a tentative basis while examination of NL's German income tax returns continued. NL subsequently reached an agreement with the German tax authorities regarding such examinations which resolved certain significant tax contingencies for years through 1990. NL received final assessments and paid certain tax deficiencies of approximately DM 50 million ($32 million), including interest, in settlement of these issues in 1996. NL considers the agreement to be a favorable resolution of the contingencies and the payment was within previously-accrued amounts for such matters.

         Certain other German tax contingencies remain outstanding and will continue to be litigated. Although NL believes that it will ultimately prevail in the litigation, NL has granted a DM 100 million ($64 million at December 31, 1996) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurances can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court rulings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

         At December 31, 1996, NL had net deferred tax liabilities of $152 million. NL operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $207 million at December 31, 1996, principally related to the U.S. and Germany, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

         In addition to the chemicals businesses conducted through Kronos and Rheox, NL also has certain interests and associated liabilities relating to certain discontinued or divested businesses and other holdings of marketable equity securities including securities issued by Valhi and other Contran subsidiaries.

         NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has adequate accruals for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

         As discussed above, NL has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of NL's assets and liabilities related to its non-U.S. operations, and therefore NL's consolidated net assets, will fluctuate based upon changes in currency exchange rates. The carrying value of NL's net investment in its German operations is a net liability due principally to its DM credit facility, while its net investment in its other non-U.S. operations are net assets.

         NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL in the past has sought and in the future may seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry. In the event of any such transaction, NL may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" on page F-1.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to Tremont's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Tremont Proxy Statement").


ITEM 11:   EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Tremont Proxy Statement.


ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Tremont Proxy Statement.


ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Tremont Proxy Statement. See also Note 12 to the Consolidated Financial Statements.

                                    PART IV


ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) and (d)    Financial Statements and Schedules

                 The Registrant

                 The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

                 50 percent-or-less owned persons

                 Consolidated financial statements of Titanium Metals Corporation (30% owned), with independent auditors report thereon, pages F-1 through F-30 inclusive of TIMET's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-28538) included herein as Exhibit 99.1, are filed as part of this Annual Report.

                 Consolidated financial statements of NL Industries, Inc. (18% owned), with independent auditors report thereon, pages F-1 through F-36 inclusive of NL's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-640) included herein as Exhibit 99.2, are filed as part of this Annual Report.

 (b)             Reports on Form 8-K

                 Reports on Form 8-K filed by the Registrant for the quarter ended December 31, 1996 and for the months of January and February, 1997:

                 February 6, 1997    -   reported items 5 and 7
                 February 14, 1997  -   reported items 5 and 7

 (c)             Exhibits

                 Included as exhibits are the items listed in the Exhibit Index. Tremont will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to Tremont of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets will be furnished to the Commission upon request.

Item No.                            Exhibit Index

3.1 Restated Certificate of Incorporation of Tremont Corporation ("Tremont", formerly Baroid Corporation), incorporated by reference to Exhibit 3.1 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1990.

3.2 By-Laws of Tremont, as amended May 14, 1991, incorporated by reference to Exhibit 3.2 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

3.3 Certificate of Amendment to Restated Certificate of Incorporation of Tremont, incorporated by reference to Exhibit 3.3 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

4.1 Plan of Restructuring between Baroid Corporation ("Baroid", formerly New Baroid Corporation) and Tremont, incorporated by reference to Exhibit 2.01 to Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

4.2 Registration Rights Agreement dated October 30, 1991, by and between NL Industries, Inc. and Tremont, incorporated by reference to Exhibit 10.27 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

4.3 Indenture dated October 20, 1993 governing NL's 11 3/4% Senior Secured Notes due 2003, including form of note, incorporated by reference to Exhibit 4.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

4.4 Indenture dated October 20, 1993 governing NL's 13% Senior Secured Notes due 2005, including form of note, incorporated by reference to Exhibit 4.6 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

4.5 Certificate of Trust of TIMET Capital Trust I, dated November 13, 1996, incorporated by reference to Exhibit 4.1 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.6 Amended and Restated Declaration of Trust of TIMET Capital Trust I, dated as of November 20, 1996, among Titanium Metals Corporation, as Sponsor, The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank (Delaware), as Delaware Trustee and Joseph S. Compofelice, Robert E. Musgraves and Mark A. Wallace, as Regular Trustees, incorporated by reference to Exhibit 4.2 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.7 Indenture for the 6 5/8% Convertible Subordinated Debentures, dated as of November 20, 1996, among Titanium Metals Corporation and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.8           Form of 6 5/8% Convertible Preferred Securities (included in
              Exhibit 4.4 above), incorporated by reference to Exhibit 4.5 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.9           Form of 6 5/8% Convertible Subordinated Debentures (included in
              Exhibit 4.5 above), incorporated by reference to Exhibit 4.5 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.10 Form of 6 5/8% Trust Common Securities (included in Exhibit 4.5 above), incorporated by reference to Exhibit 4.5 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.11 Convertible Preferred Securities Guarantee, dated as of November 20, 1996, between Titanium Metals Corporation, as Guarantor, and The Chase Manhattan Bank, as Guarantee Trustee, incorporated by reference to Exhibit 4.6 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

9.1 Shareholders' Agreement, dated February 15, 1996, among Titanium Metals Corporation, Tremont, IMI plc, IMI Kynoch Ltd., and IMI Americas Inc., incorporated by reference to Exhibit 2.2 of Tremont's Current Report on Form 8-K filed with the Commission On March 1, 1996.

9.2 Amendment to the Shareholders' Agreement, dated March 29, 1996, among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch Ltd., and IMI Americas Inc., incorporated by reference to Exhibit 10.30 to Tremont Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

9.3 Investors' Agreement between Union Titanium Sponge Corporation, Toho Titanium Co., Ltd., Nippon Mining Co., Ltd., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., Tremont and Titanium Metals Corporation, dated May 30, 1990, incorporated by reference to
              Exhibit 10.33 of Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

9.4 Amendment No. 3 to Investors' Agreement between Union Titanium Sponge Corporation, Toho Titanium Co., Ltd., Nippon Mining Co., Ltd., Mitsui & Co., Ltd., Mitsui & Co., (U.S.A.), Inc., Tremont Corporation and Titanium Metals Corporation, dated May 30, 1990, incorporated by reference to Exhibit 9.1 to Tremont Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

9.5 Amendment No. 4 to Investors' Agreement among Union Titanium Sponge Corporation, Toho Titanium Co., Ltd., Nippon Mining Co., Ltd., Mitsui & Co., Ltd., Mitsui & Co., (U.S.A.) Inc., Tremont Corporation and Titanium Metals Corporation, dated February 21, 1997, incorporated by reference to Exhibit 9.5 to Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.1 Amended and Restated 1988 Long Term Performance Incentive Plan of Tremont, incorporated by reference to Exhibit 10.1 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1994.

10.2 Form of Insurance Sharing Agreement between NL Industries, Inc., NL Insurance, Ltd., Tremont and Baroid, incorporated by reference to Exhibit 10.6 to Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

10.3 Form of Employee Benefit Plan Assumption Agreement between Baroid and Tremont, incorporated by reference to Exhibit 10.14 to Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

10.4 Indemnification Agreement between Baroid, Tremont and NL Insurance, Ltd., dated September 26, 1990, incorporated by reference to Exhibit 10.35 of Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

10.5 Sponge Purchase Agreement, dated May 30, 1990 between Titanium Metals Corporation and Union Titanium Sponge Corporation and Amendments No. 1 and 2, incorporated by reference to Exhibit 10.25 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

10.6 Amendment No. 3 to the Sponge Purchase Agreement, dated December 3, 1993, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.33 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1993.

10.7 Amendment No. 4 to the Sponge Purchase Agreement, dated May 2, 1996, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.1 to Tremont's Quarterly Reort on Form 10-Q for the quarter ended March 31, 1996.

10.8 Intercorporate Services Agreement between Valhi, Inc. and Tremont, dated January 1, 1994, incorporated by reference to
              Exhibit 10.35 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1993.

10.9 Intercorporate Services Agreement between Contran Corporation and Tremont, dated January 1, 1994, incorporated by reference to
              Exhibit 10.36 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1993.

10.10* Description of terms of an executive severance agreement between Tremont and Joseph S. Compofelice, incorporated by reference to the last paragraph of page 15 entitled "Executive Severance Agreement" of Tremont's definitive proxy statement dated April 7, 1994.

10.11 Secured Promissory Note and Customer Margin Agreement between Tremont and Salomon Brothers Inc., dated June 26, 1995, incorporated by reference to Tremont's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

10.12 Credit Agreement between Tremont and Contran Corporation, dated November 16, 1995, incorporated by reference to Exhibit 10.14 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.13 Amended and Restated Loan Agreement between Titanium Metals Corporation and Congress Financial Corporation (Central), dated March 24, 1995, incorporated by reference to Exhibit 10.4 of Tremont's Amended Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.14 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation and Titanium Metals Corporation, dated September 29, 1995, incorporated by reference to Exhibit 10.16 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.15 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation and Titanium Metals Corporation, dated February 15, 1996, incorporated by reference to
              Exhibit 10.17 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.16 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation (Central) and Titanium Metals Corporation, dated May 31, 1996, incorporated by reference to Exhibit 10.26 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.17 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation and Titanium Metals Corporation, dated November 26, 1996, incorporated by reference to Exhibit 10.34 to Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.18 Amended and Restated Term Promissory Note in the principal amount of $10,150,000 issued by Titanium Metals Corporation to Congress Financial Corporation (Central), dated May 31, 1996, incorporated by reference to Exhibit 10.27 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.19 Amended and Restated Term-B Promissory Note in the principal amount of $13,000,000 issued by Titanium Metals Corporation to Congress Financial Corporation (Central), dated May 31, 1996, incorporated by reference to Exhibit 10.28 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333- 2940).

10.20 20,000,000 Subordinated Promissory Note issued by Titanium Metals Corporation to IMI Kynoch Ltd. dated January 1, 1996, incorporated by reference to Exhibit 10.21 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.21 Subordination Agreement between Tremont and Titanium Metals Corporation, dated February 15, 1996, incorporated by reference to
              Exhibit 10.25 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.22 Subordination Agreement between IMI Kynoch Ltd. and Titanium Metals Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.26 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.23 Subordination Agreement between Tremont and IMI Kynoch Ltd., dated February 15, 1996, incorporated by reference to Exhibit
              10.27 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.24 Subordination Agreement between IMI Kynoch Ltd. and Congress Financial Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.28 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.25 Amended and Restated Subordination Agreement between Tremont and Congress Financial Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.24 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.26 First Amendment to Subordination Agreement by and between IMI Kynoch, Ltd. and Congress Financial Corporation (Central), dated May 31, 1996, incorporated by reference to Exhibit 10.29 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.27 First Amendment to Amended and Restated Subordination Agreement by and between Tremont Corporation and Congress Financial Corporation (Central), dated May 31, 1996, incorporated by reference to Exhibit 10.30 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.28 Amended and Restated Subordinated Promissory Note, dated as of January 1, 1996, between Titanium Metals Corporation and Tremont Corporation, incorporated by reference to Exhibit 10.2 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.29 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England, incorporated by reference to Exhibit 10.23 to Tremont Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10.30* 1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 to Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.31 Assignment Agreement dated February 15, 1996 between Tremont and UTSC, incorporated by reference to Exhibit 10.24 of Titanium Metals Corporation's Registration Statement on Form S-1
              (No. 333-2940).

10.32 Acquisition Agreement, dated February 15, 1996, by and between Titanium Metals Corporation and IMI Kynoch Ltd. and IMI Americas Inc., incorporated by reference to Exhibit 2.1 of Tremont's Current Report on Form 8-K filed with the Commission on March 1, 1996.

10.33 Intercorporate Services Agreement between Tremont and NL effective as of January 1, 1996, incorporated by reference to
              Exhibit 10.42 of NL's Annual Report on Form 10-K for the year ended December 31, 1995.

10.38* Agreement to Defer Bonus Payment between Tremont and J. Landis Martin, dated August 23, 1996, and the Trust Agreement, dated August 23, 1996, related thereto, incorporated by reference to
              Exhibit 10.1 to Tremont's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.41 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas, Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc., incorporated by reference to Exhibit
              10.10 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.42 Amended and Restated Loan Agreement dated as of October 15, 1993, among Kronos International, Inc., the Banks set forth therein, Hypobank International S.A., as Agent, and Banque Paribas, as Co-Agent, incorporated by reference to Exhibit 10.17 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.43 Second Amended and Restated Loan Agreement dated as of January 31, 1997 among Kronos International, Inc., Hypobank International S.A., as Agent and the banks set forth therein, incorporated by reference to Exhibit 10.2 of NL's Annual Report on Form 10-K for the year ended December 31, 1996.

10.44 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.45 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc., incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.46 Amendment No. 1 to Joint Venture Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Kronos Louisiana, Inc., incorporated by reference to Exhibit 10.20 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.47 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.48 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.22 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.49 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited, incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.50 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof), incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.51 Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document), incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.52 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc., incorporated by reference to Exhibit 10.17 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.53 Intercorporate Services Agreement by and between Contran Corporation and NL effective as of January 1, 1996, incorporated by reference to Exhibit 10.41 to NL's Annual Report on Form
              10-K (File No. 1-640) for the year ended December 31, 1996.

10.54 Incorporate Services Agreement between Valhi, Inc. and NL effective as of January 1, 1996, incorporated by reference to
              Exhibit 10.40 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1996.

10.55* 1985 Long Term Performance Incentive Plan of NL Industries, Inc., as adopted by the Board of Directors on February 27, 1985, incorporated by reference to Exhibit A to NL's Proxy Statement on
              Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on April 24, 1985.

10.56* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc., effective as of January 1, 1991, incorporated by reference to Exhibit 10.26 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1992.

10.34 Agreement, dated June 28, 1995, among Titanium Metals Corporation, Tremont Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.24 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.35* Form of Agreement relating to a grant of Management Shares between Titanium Metals Corporation and certain executive officers, effective as of February 15, 1996, incorporated by reference to Exhibit 10.22 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.36* Employment Agreement between Andrew R. Dixey and Titanium Metals Corporation, dated February 13, 1996, incorporated by reference to Exhibit 10.21 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.37* 1996 Non-Employee Director Compensation Plan, incorporated by reference to Exhibit 10.20 to Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.39 Purchase Agreement, dated November 20, 1996, between Titanium Metals Corporation, TIMET Capital Trust I, Salomon Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as Initial Purchasers, incorporated by reference to Exhibit 99.1 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.40 Registration Agreement, dated November 20, 1996, between TIMET Capital Trust I and Salomon Brothers Inc., as Representative of the Initial Purchasers, incorporated by reference to Exhibit 99.1 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.57* 1989 Long Term Performance Incentive Plan of NL Industries, Inc., incorporated by reference to Exhibit B to NL's Proxy
              Statement on Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

10.58* NL Industries, Inc. Variable Compensation Plan, incorporated by reference to Exhibit A to NL's Proxy Statement on Schedule
              14A for the annual meeting of shareholders held on May 8, 1996.

10.59* NL Industries, Inc. Retirement Savings Plan, as amended and restated effective April 1, 1996, incorporated by reference to
              Exhibit 10.38 of NL's Annual Report on Form 10-K for the year ended December 31, 1996.

10.60 Intercorporate Services Agreement between Tremont and Titanium Metals Corporation dated March 28, 1996, incorporated by reference to Exhibit 10.29 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.61* 1992 Non-Employee Director Stock Option Plan of Tremont Corporation, incorporated by reference to Exhibit 10.21 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

21.1          Subsidiaries of Tremont.

23.1          Consent of Coopers & Lybrand L.L.P.

27.1          Financial Data Schedule for the year ended December 31, 1996.

99.1 Titanium Metals Corporation (File No. 0-28538) Annual Report on Form 10-K for the year ended December 31, 1996, Item 3 - "Legal Proceedings" and Item 8 - "Financial Statements and Supplementary Data" (pages F-1 to F-30).

99.2 NL Industries, Inc. (File No. 1-640) Annual Report on Form 10-K for the year ended December 31, 1996, Item 3 - "Legal Proceedings" and Item 8 - "Financial Statements and Supplementary Data" (pages F-1 to F-36).


___________________________________________________________________________

*        Management contract, compensatory plan or arrangement.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  TREMONT CORPORATION
                                  (Registrant)



                                  By    /s/ J. Landis Martin
                                       ----------------------------------------
                                           J. Landis Martin, March 28, 1997
                                           (Chairman of the Board, President
                                           and Chief Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Susan E. Alderton                 /s/ Harold C. Simmons
---------------------------------     -----------------------------------
Susan E. Alderton, March 28, 1997     Harold C. Simmons, March 28, 1997
(Director)                            (Director)


/s/ Richard J. Boushka                /s/ Thomas P. Stafford
----------------------------------    -----------------------------------
Richard J. Boushka, March 28, 1997    Thomas P. Stafford, March 28, 1997
(Director)                            (Director)


/s/ J. Landis Martin                  /s/ Avy H. Stein
----------------------------------    -----------------------------------
J. Landis Martin, March 28, 1997      Avy H. Stein, March 28, 1997
(Chairman of the Board, President     (Director)
 and Chief Executive Officer)


/s/ Glenn R. Simmons                  /s/ Joseph S. Compofelice
----------------------------------    -------------------------------------
Glenn R. Simmons, March 28, 1997      Joseph S. Compofelice, March 28, 1997
(Director)                            (Vice President and Chief
                                      Financial Officer)


                                      /s/ Mark A. Wallace
                                      -------------------------------------
                                      Mark A. Wallace, March 28, 1997
                                      (Vice President and Controller)

                              TREMONT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(a) and 14(d)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                            Page
                                                                                                            ----
FINANCIAL STATEMENTS

  Report of Independent Accountants                                                                          F-2

  Consolidated Balance Sheets - December 31, 1995 and 1996                                                 F-3/F-4

  Consolidated Statements of Operations - Years ended December 31, 1994,
     1995, and 1996                                                                                          F-5

  Consolidated Statements of Stockholders' Equity - Years ended December 31,
     1994, 1995, and 1996                                                                                    F-6

  Consolidated Statements of Cash Flows - Years ended December 31, 1994,
     1995 and 1996                                                                                         F-7/F-8

  Notes to Consolidated Financial Statements                                                              F-9/F-25


FINANCIAL STATEMENT SCHEDULES

  Report of Independent Accountants                                                                          S-1

  Schedule II - Valuation and Qualifying Accounts                                                            S-2

  Schedules I, III and IV are omitted because they are not applicable.


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Tremont Corporation:

        We have audited the accompanying consolidated balance sheets of Tremont Corporation as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tremont Corporation as of December 31, 1995 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                           COOPERS & LYBRAND L.L.P.


Denver, Colorado
February 7, 1997

                              TREMONT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1996

                                 (In thousands)

                       ASSETS                              1995*      1996
                                                         --------   --------
Current assets:
    Cash and cash equivalents                            $  2,650       $ 68,035
    Accounts and notes receivable                           4,104          6,445
    Refundable income taxes                                   225             --
    Receivable from related parties                           274          1,026
    Prepaid expenses                                          257          1,785
                                                         --------       --------

         Total curent assets                                7,510         77,291
                                                         --------       --------

Other assets:
    Investment in TIMET                                    49,474         98,479
    Investment in NL                                       31,586         26,724
    Investment in joint ventures                            4,795          6,937
    Receivable from related parties                        27,990          4,722
    Deferred income taxes                                     248             --
    Other                                                  12,520          8,656
                                                         --------       --------

         Total other assets                               126,613        145,518
                                                         --------       --------

Net property and equipment                                    755            714
                                                         --------       --------

                                                         $134,878       $223,523
                                                         ========       ========

-------------------

* Reclassified.

                              TREMONT CORPORATION

                           December 31, 1995 and 1996

                     (In thousands, except per share data)

                                   LIABILITIES AND STOCKHOLDERS' EQUITY        1995 *       1996
                                                                             ---------    ---------
Current liabilities:
    Notes payable                                                            $   2,500    $      --
    Accrued liabilities                                                          4,631        7,336
    Payable to related parties                                                     491          225
    Income taxes                                                                    --          112
                                                                             ---------    ---------

          Total current liabilities                                              7,622        7,673
                                                                             ---------    ---------

Noncurrent liabilities:
    Payable to related parties                                                   3,450           --
    Insurance claims and claim expenses                                         12,778       12,867
    Accrued postretirement benefit cost                                         22,123       22,072
    Deferred income taxes                                                           --       16,319
    Other                                                                        4,000        4,677
                                                                             ---------    ---------

          Total noncurrent liabilities                                          42,351       55,935
                                                                             ---------    ---------

Minority interest                                                                1,246        1,886
                                                                             ---------    ---------

Stockholders' equity:
    Preferred stock, $1.00 par value; 1,000 shares authorized; none issued          --           --
    Common stock, $1.00 par value; 14,000 shares authorized;
       7,550 and 7,640 shares issued, respectively                               7,550        7,640
    Additional paid-in capital                                                 231,815      273,780
    Accumulated deficit                                                       (146,796)    (116,834)
    Adjustments:
       Currency translation                                                     (3,145)      (2,764)
       Marketable securities                                                       (62)         702
       Pension liabilities                                                      (2,107)        (899)
                                                                             ---------    ---------
                                                                                87,255      161,625
Less treasury stock, at cost (173 shares)                                        3,596        3,596
                                                                             ---------    ---------

          Total stockholders' equity                                            83,659      158,029
                                                                             ---------    ---------

                                                                             $ 134,878    $ 223,523
                                                                             =========    =========

Commitments and contingencies (Notes 12 and 13).

--------------------

*  Reclassified.


          See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1994, 1995 and 1996

                     (In thousands, except per share data)

                                                  1994 *      1995 *      1996
                                                --------    --------    --------
Equity in earnings (loss) of:
    TIMET                                       $(31,558)   $ (3,163)   $ 15,965
    NL Industries                                 (7,605)     11,411      (1,778)
    Other joint ventures                              --          --       2,476
                                                --------    --------    --------
                                                 (39,163)      8,248      16,663

Gain on sale of TIMET stock                           --          --      27,599
Corporate expenses, net                            3,502       2,696       4,052
Interest expense                                      --         163         274
                                                --------    --------    --------
       Income (loss) before income taxes
         and minority interest                   (42,665)      5,389      39,936

Income tax expense                                   237           4       9,335
Minority interest                                     --          --         639
                                                --------    --------    --------
       Income (loss) before cumulative effect
         of a change in accounting principle     (42,902)      5,385      29,962

Cumulative effect of a change in
  accounting principle                              (750)         --          --
                                                --------    --------    --------
       Net income (loss)                        $(43,652)   $  5,385    $ 29,962
                                                ========    ========    ========
Income (loss) per common share:
    Before cumulative effect of a change in
      accounting principle                      $  (5.83)   $    .73    $   3.91
    Cumulative effect of a change in
      accounting principle                          (.10)         --          --

       Net income (loss) per common share       $  (5.93)   $    .73    $   3.91
                                                ========    ========    ========

Weighted average common shares outstanding         7,353       7,354       7,665
                                                ========    ========    ========

---------------------

*  Reclassified.

          See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   Years ended December 31, 1994, 1995, 1996
                                 (In thousands)

                                                                               Adjustments
                                          Additional  Accumulated --------------------------------------                  Total
                                Common      paid-in    earnings    Currency     Marketable    Pension      Treasury   stockholders'
                                stock       capital    (deficit)  translation   securities   liabilities    stock        equity
                               ---------   ---------   ---------  -----------   ----------   -----------   ---------  -------------
Balance at December 31, 1993   $   7,526   $ 231,314   $(108,529)   $  (6,571)   $    (298)   $  (1,424)   $  (3,596)   $118,422

Net loss                              --          --     (43,652)          --           --           --           --     (43,652)
Adjustments                           --          --          --        1,590          297         (994)          --         893
Other                                 --         314          --           --           --           --           --         314
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------    --------
Balance at December 31, 1994       7,526     231,628    (152,181)      (4,981)          (1)      (2,418)      (3,596)     75,977

Net income                            --          --       5,385           --           --           --           --       5,385
Common stock issued                   24         187          --           --           --           --           --         211
Adjustments                           --          --          --        1,836          (61)         311           --       2,086
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------    --------
Balance at December 31, 1995       7,550     231,815    (146,796)      (3,145)         (62)      (2,107)      (3,596)     83,659

Net income                            --          --      29,962           --           --           --           --      29,962
Reduction of interest in
  TIMET, net (Note 1)                 --      40,227          --         (179)          --          898           --      40,946
Common stock issued                   90       1,562          --           --           --           --           --       1,652
Adjustments                           --          --          --          560          764          310           --       1,634
Other                                 --         176          --           --           --           --           --         176
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------    --------
Balance at December 31, 1996   $   7,640   $ 273,780   $(116,834)   $  (2,764)   $     702    $    (899)   $  (3,596)   $158,029
                               =========   =========   =========    =========    =========    =========    =========    ========


          See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1994, 1995 and 1996

                                 (In thousands)

                                                           1994 *      1995 *       1996
                                                          --------    --------    --------
Cash flows from operating activities:
    Net income (loss)                                     $(43,652)    $  5,385    $ 29,962

    Earnings of affiliates in
      excess of distributions                               39,913      (8,248)    (13,649)
    Gain on sale of TIMET stock                                 --          --     (27,599)
    Deferred income taxes                                       --          --       7,811
    Other, net                                                (244)       (520)        636

Change in assets and liabilities:
    Accounts and notes receivable                            2,333         211        (462)
    Accounts with related parties                           (2,098)     (1,629)       (244)
    Accrued liabilities                                        755        (308)      2,738
    Income taxes                                               637          (6)        337
    Other, net                                              (2,219)       (593)     (1,577)
    Sales of marketable trading securities                   8,030       3,322          --
                                                          --------    --------    --------
       Net cash provided (used) by operating activities      3,455      (2,386)     (2,047)
                                                          --------    --------    --------
Cash flows from investing activities:
    Loans to related party:
       Loans                                                (2,500)     (5,500)         --
       Collections                                             442          --      22,460
    Proceeds from disposition of:
       TIMET common stock, net                                  --          --      46,898
       Property held for sale                                   --       1,140       3,000
    Other, net                                                 685         574        (631)
                                                          --------    --------    --------
       Net cash provided (used) by investing activities     (1,373)     (3,786)     71,727
                                                          ========    ========    ========

                              TREMONT CORPORATION

                  Years ended December 31, 1994, 1995 and 1996

                                 (In thousands)

                                                           1994 *      1995 *       1996
                                                          --------    --------    --------
Cash flows from financing activities:
    Loans from related party:
       Loans                                              $     --    $  3,450    $     50
       Repayments                                             (442)         --      (3,500)
    Notes payable and long-term debt:
       Borrowings                                               --       2,500          --
       Reductions                                               --          --      (2,500)
    Capital contribution to affiliate                           --      (1,148)         --
    Other, net                                                  --         211       1,655
                                                          --------    --------    --------
       Net cash provided (used) by financing activities       (442)      5,013      (4,295)
                                                          --------    --------    --------
Cash and cash equivalents:
    Net increase (decrease)                                  1,640      (1,159)     65,385
    Balance at beginning of year                             2,169       3,809    $  2,650
                                                          --------    --------    --------
    Balance at end of year                                $  3,809    $  2,650    $ 68,035
                                                          ========    ========    ========

Supplemental disclosures - cash paid (received) for:
    Interest expense                                      $     --    $    155         334
    Income taxes                                              (355)         10       1,189

---------------------
*  Reclassified.


          See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

        Tremont Corporation is principally a holding company with operations conducted through its 30%-owned affiliate, Titanium Metals Corporation ("TIMET"), and 18%-owned affiliate, NL Industries, Inc. ("NL"). Contran Corporation holds, directly or through affiliates, approximately 44% of Tremont's outstanding common stock and 74% of NL's outstanding common stock (including 18% of NL held by Tremont). Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons may be deemed to control each of Contran, NL and Tremont.

        In February 1996, TIMET acquired the titanium metals businesses (the "IMI Titanium Acquisition") of IMI plc ("IMI") and, in June 1996, completed an initial public offering of 6.2 million shares of its common stock (the "Stock Offering"), which included the Company's sale of 2.2 million shares of TIMET common stock. These transactions reduced Tremont's ownership in TIMET from 75% at December 31, 1995 to 30%. See Note 4. As a result of its reduced ownership level, Tremont has ceased to consolidate TIMET and instead reports its interest in TIMET by the equity method of accounting and, for comparative purposes, has reclassified its financial statements for all periods presented. Tremont accounted for its equity in TIMET's capital transactions as a reduction of ownership interest in an affiliate and, accordingly, recorded a $41 million net increase to stockholders' equity in 1996. The change in stockholders' equity resulted from the difference between the book values of Tremont's current 30% interest in TIMET and its 75% interest in TIMET before the IMI Titanium Acquisition and Stock Offering.

Note 2 - Summary of significant accounting policies:

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of Tremont and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

Cash and cash equivalents

        Cash equivalents include highly liquid investments with original maturities of three months or less. At December 31, 1996, substantially all of the Company's cash and cash equivalents were held by one financial institution.

Marketable and other securities and securities transactions

        The Company's equity in unrealized gain and loss adjustments of less than majority-owned affiliates are accumulated in the marketable securities adjustment component of stockholders' equity, net of related deferred income taxes. Realized gains and losses on the Company's securities are based upon the specific identification of the securities sold.

Investments in TIMET, NL and joint ventures

        Investments in TIMET, NL and more than 20%-owned but less than majority-owned entities are accounted for by the equity method. Differences between the cost of each such investment and the underlying equity in the historical carrying amounts of the entity's net assets are allocated among the respective assets and liabilities based upon estimated relative fair values. Such differences are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets. At December 31, 1996, the unamortized net difference relating to NL was approximately $63 million, of which $26 million is goodwill being amortized over 40 years, with substantially all of the remainder attributable to NL's property and equipment. The unamortized net basis difference is greater than the Company's $27 million net carrying amount of its investment in NL because NL reports a shareholders' deficit on its separate historical basis of accounting.

Employee benefit plans

         Accounting and funding policies for postretirement benefits other than pensions ("OPEB") are described in Note 9.

         The Company, TIMET and NL have elected the disclosure alternative proscribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. See Note 10.

Income taxes

         Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries and unconsolidated affiliates not included in the consolidated tax group.

Income (loss) per share of common stock

         Income (loss) per common share is based upon the weighted average number of common shares outstanding, including common stock equivalents that consist of nonqualified stock options. Common stock equivalents and other securities are excluded from the calculation when they are either antidilutive or if the effect is not material.

Note 3 - Business and geographic segments:

         Tremont is principally a holding company with operations conducted through its equity affiliates, TIMET and NL. Substantially all of Tremont's assets are located in the U.S.

         TIMET is a vertically integrated titanium producer whose products include titanium sponge, ingot, slab, and forged and cast products for aerospace, industrial and other applications. TIMET's production facilities are located in the U.S. and Europe, while its products are sold throughout the world.

         NL is a producer of titanium dioxide pigments ("TiO2") and rheological additives for solvent-based systems. TiO2 is a chemical product used in a wide range of "quality-of-life" type products. NL's production facilities are located in Europe and North America and its products are sold throughout the world.

         The Company's captive insurance subsidiary ("NLI Insurance, Ltd.") reinsured certain risks of the Company, Baroid, NL and their respective subsidiaries and also participated on various third party reinsurance treaties. NLI Insurance, Ltd. currently provides certain property and liability insurance coverage to Tremont, TIMET and NL, however, the risk associated with these policies are reinsured into the commercial reinsurance market. All of the Company's unrelated reinsurance business is in run-off. Results of the Company's captive insurance operations, which are not significant, are included in corporate expenses, net. See Note 12.

Note 4 - Investment in TIMET, NL and other joint ventures:

         See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for summarized information relating to the results of operations, financial position and cash flows of TIMET and NL, which information is incorporated herein by reference.

TIMET

         At December 31, 1996, Tremont held 9.5 million shares, or 30%, of TIMET's outstanding common stock. See Note 1. At December 31, 1996, the net carrying amount of the Company's investment in TIMET was approximately $10.34 per share while the market price per share of TIMET common stock on that date was $32.875 ($25.25 per share at March 27, 1997). TIMET's credit facilities presently prohibit dividends on TIMET's common stock in excess of 20% of TIMET's net income in any year.

         In connection with the IMI Titanium Acquisition by TIMET, Tremont was granted an option expiring February 15, 1999 to purchase up to an additional 2 million shares of TIMET's common stock from IMI for $16 million. Tremont assigned to UTSC the right to acquire from IMI for $4 million up to .5 million shares of TIMET's common stock under the option. At December 31, 1996, Tremont had the right, under the aforementioned option, to acquire 1.5 million shares of TIMET's common stock from IMI with a quoted market value of $32.875 per share ($25.25 per share at March 27, 1997), or an aggregate $49 million ($38 million at March 27, 1997), for an aggregate purchase price of $12 million ($7.95 per TIMET share).

         In November 1996, TIMET issued $201 million of 6.625% TIMET-obligated mandatorily redeemable preferred securities (the "Convertible Preferred Securities"). The Convertible Preferred Securities pay cumulative preferred distributions of 6.625% per annum, compounded quarterly, and are convertible, at the option of the holder, into TIMET common stock at the rate of 1.339 shares of common stock per Convertible Preferred Security (an equivalent price of $37.34 per share), for an aggregate of 5.4 million common shares if fully converted. The Convertible Preferred Securities mature December 2026 and are redeemable at TIMET's option beginning December 1999. TIMET has the right to defer interest payments for up to 20 consecutive quarters ("Extension Period") on one or more occasions. In the event TIMET exercises this right, it would be unable during any Extension Period to, among other things, pay dividends on or reacquire its capital stock.

NL Industries

         Tremont holds 9.1 million shares, or 18%, of NL's outstanding common stock. At December 31, 1996, the net carrying amount of the Company's investment in NL was about $2.95 per share while the market price per share of NL common stock on December 31, 1996 was $10.88 per share ($11.38 per share at March 27, 1997). Certain of NL's debt agreements presently prohibit NL from paying dividends on its common stock.

Joint Ventures

         Investment in joint ventures represents the Company's 75% interest in TRECO, L.L.C., which is principally comprised of a (i) 32% equity interest in Basic Investments, Inc. ("BII"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and a
(ii)12% interest in Victory Valley Land Company, L.P. ("VVLC"), which is actively engaged in efforts to develop certain real estate. BII, through a wholly-owned subsidiary, owns an additional 50% interest in VVLC.

Note 5 - Other noncurrent assets:

                                                             December 31,
                                                       -------------------------
                                                        1995              1996
                                                       -------           -------
                                                             (In thousands)
Restricted securities                                  $ 9,445           $ 6,025
Other                                                    3,075             2,631
                                                       -------           -------
                                                       $12,520           $ 8,656
                                                       =======           =======

Note 6 - Accrued liabilities:

                                                               December 31,
                                                           ---------------------
                                                            1995           1996
                                                           ------         ------
                                                              (In thousands)
Accrued liabilities:
      Postretirement benefit cost                          $1,819         $1,924
      Other employee benefits                                  --          1,107
      Environmental cost                                      535            300
      Legal costs                                             463            546
      Miscellaneous taxes                                     259            256
      Other                                                 1,555          3,203
                                                           ------         ------
                                                           $4,631         $7,336
                                                           ======         ======

Note 7 - Notes payable:

         In 1995, Tremont borrowed $2.5 million under a margin loan with an investment bank and repaid the balance during 1996.

         At December 31, 1996, Tremont had approximately $9 million of outstanding letters of credit issued under a Dresser credit agreement. The Company reimburses Dresser for any fees and expenses related to these letters of credit and for any amounts drawn thereunder.

         See Note 12 regarding related party transactions.

Note 8 - Income taxes:

         Summarized below are (i) the difference between the income tax expense attributable to the income (loss) before cumulative effect of a change in accounting principle ("pretax income (loss)") and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (ii) the components of the income tax expense attributable to the pretax income (loss), and (iii) the components of the comprehensive tax expense. Substantially all of the Company's income (loss) is derived from the U.S.

                                                        Years ended December 31,
                                                    --------------------------------
                                                      1994        1995        1996
                                                    --------    --------    --------
                                                             (In thousands)
Expected income tax expense (benefit)               $(14,933)   $  1,886    $ 13,977
Incremental tax and rate differences on equity in
 income of companies not included in the
 consolidated tax group                                   --          --      (1,071)
Valuation allowance                                   15,280      (1,835)     (3,495)
U.S. state income taxes, net                             154           3          78
Other, net                                              (264)        (50)       (154)
                                                    --------    --------    --------
                                                    $    237    $      4    $  9,335
                                                    --------    --------    --------

Income tax expense (benefit):
   Current income taxes:
       U.S. federal                                 $   (149)   $     --    $  1,404
       U.S. state                                        386           4         120
   Deferred income taxes                                  --          --       7,811
                                                    --------    --------    --------
                                                    $    237    $      4    $  9,335
                                                    --------    --------    --------

Comprehensive tax expense allocable to:
   Pretax income                                    $    237    $      4    $  9,335
   Stockholders' equity:
       Reduction of interest in TIMET                     --          --       7,878
       Foreign currency translation and other            871         890         880
                                                    --------    --------    --------
                                                    $  1,108    $    894    $ 18,093
                                                    ========    ========    ========

         The components of deferred taxes are summarized below.



                                                                               December 31,
                                                            --------------------------------------------------
                                                                    1995                        1996
                                                            ----------------------      ----------------------
                                                             Assets      Liabilities     Assets     Liabilities
                                                            --------     -----------    --------    ----------
                                                                               (In millions)
Temporary differences relating to net assets:
     Property and equipment                                 $     --      $     --      $     .1      $     --
     Accrued OPEB cost                                           8.4            --           8.4            --
     Accrued liabilities and other deductible differences        5.2            --           6.8            --
     Other taxable differences                                    --          (3.6)           --          (3.8)
     Investments in subsidiaries and affiliates
       including foreign currency translation
       adjustments                                              35.4            --          10.1            --
     Tax loss and credit carryforwards                           5.8            --            --            --
     Valuation allowance                                       (50.9)           --         (37.9)           --
                                                            --------      --------      --------      --------

     Gross deferred tax assets (liabilities)                     3.9          (3.6)        (12.5)         (3.8)

Netting                                                         (3.6)          3.6          12.5         (12.5)
                                                            --------      --------      --------      --------

Total deferred taxes                                              .3            --            --         (16.3)

     Less current deferred taxes                                  --            --            --            --
                                                            --------      --------      --------      --------

     Net noncurent deferred taxes                           $     .3      $     --      $     --      $  (16.3)
                                                            ========      ========      ========      ========



         The Company has a deferred tax valuation allowance of $37.9 million at December 31, 1996, offsetting deferred tax assets which the Company believes do not meet the "more-likely-than-not" recognition criteria, principally related to the Company's interest in NL. The Company's valuation allowance increased in the aggregate (including amount allocated to items other than continuing operations) by $14.8 million in 1994 and decreased by $4.8 million and $13 million in 1995 and 1996, respectively. During 1995, the valuation allowance was reduced by $4.8 million due primarily to a net increase in the bases differences of the Company's investments in unconsolidated affiliates. In 1996, the valuation allowance decreased due to utilization of NOLs and the Company's reduction of its ownership interest in TIMET. During 1996, the Company utilized $14 million of U.S. federal income tax net operating loss carryforwards.

Note 9 - Employee benefit plans:

Postretirement benefits other than pensions ("OPEB")

         Tremont retained the obligations for certain postretirement health care and life insurance benefits provided to eligible petroleum services employees who retired prior to the separation of the petroleum services businesses and titanium metals businesses from Baroid Corporation in 1990.

         The components of net periodic OPEB costs and accumulated OPEB obligations are set forth below. The rates used in determining the actuarial present value of the accumulated OPEB obligations at December 31 were (i) discount rate -- 7.75% in 1996 and 7.5% in 1995, and (ii) rate of increase in future health care costs -- 11% in 1997, gradually declining to 6% in 2016 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased approximately $.1 million in 1996, and the actuarial present value of accumulated OPEB obligations at December 31, 1996 would have increased approximately $1.4 million. The accrued OPEB cost is sensitive to changes in these estimated rates and actual results may differ from the obligations noted below.

                                                                  December 31,
                                                           -----------------------
                                                             1995           1996
                                                           --------       --------
                                                                (In thousands)
Actuarial present value of accumulated OPEB
  obligations attributable solely to retiree benefits      $ 17,645       $ 19,160
Unrecognized net loss from experience
  different from actuarial assumptions                         (117)        (1,137)
Unrecognized prior service credits                            6,414          5,973
                                                           --------       --------
Total accrued OPEB cost                                      23,942         23,996
Less current portion                                          1,819          1,924
                                                           --------       --------
     Noncurrent accrued OPEB cost                          $ 22,123       $ 22,072
                                                           ========       ========


                                                        Years ended December 31,
                                                   -----------------------------------
                                                    1994          1995            1996
                                                   -------       -------         -----
                                                             (In thousands)
Interest cost on accumulated OPEB obligations      $ 1,278       $ 1,422         1,463
Net amortization and deferrals                        (441)         (441)         (441)
                                                   -------       -------         -----
     OPEB expense                                  $   837       $   981         1,022
                                                   =======       =======         =====

Note 10 - Stockholders' equity:

         Tremont has a long-term performance incentive plan that provides for discretionary grants of restricted stock, stock options and stock appreciation rights. Options generally vest ratably over a five year period and expire ten years from the date of grant.

         Tremont's 1992 Non-Employee Director Stock Option Plan provides that options to purchase 1,000 shares of Tremont common stock are automatically granted once a year to each non-employee director. Options are granted at a price equal to the fair market value of such stock on the date of grant, generally vest in one year and expire five years from date of grant.

         Changes in options outstanding under the Company's long-term performance incentive and non-employee Director plans are summarized in the table below. At December 31, 1996, options to purchase 140,401 shares were exercisable and options to purchase an additional 81,640 shares become exercisable in 1997. Outstanding options at December 31, 1996 had a weighted average exercise price of $10.54 per share and a weighted average remaining life of 6.3 years. At December 31, 1996, 484,681 shares were available for future grant under the Company's long-term performance incentive plan and 35,000 shares were available for future grant under the Company's non-employee Director plan.

                                                       Exercise      Amount payable
                                      Shares       price per share   upon exercise
                                     --------      ---------------   -------------
                                       (In thousands, except per share amounts)

Outstanding at December 31, 1993          233      $ 4.69 - $22.22      $ 2,933

Granted                                   252       8.00 - 11.13          2,213
Canceled                                  (43)      8.13 - 18.75           (549)
                                     --------      ---------------      -------

Outstanding at December 31, 1994          442       4.69 - 22.22          4,597

Granted                                     3          13.25                 40
Exercised                                 (24)      8.63 - 18.56           (211)
Canceled                                   (2)      8.13 - 18.56            (19)
                                     --------      ---------------      -------

Outstanding at December 31, 1995          419       4.69 - 22.22          4,407

Granted                                     3          22.75                 68
Exercised                                 (86)      4.69 - 18.75           (936)
                                     --------      ---------------      -------

Outstanding at December 31, 1996          336      $ 8.13 - $22.75      $ 3,539
                                     ========      ===============      =======


         Had the Company, TIMET and NL each elected to account for stock-based employee compensation for all awards granted after 1994 in accordance with the fair value based accounting method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for

Stock-Based Compensation", the impact on the Company's reported income from continuing operations and related per share amount for 1995 and 1996 would not have been material.

Note 11 - Changes in accounting principles:

Earnings per share (SFAS No. 128)

     SFAS No. 128, "Earnings per Share," issued in February 1997 is effective for the Company in 1997. Had SFAS No. 128 been effective during 1994, 1995 and 1996, "Basic earnings per share" and "Dilutive earnings per share" under SFAS No. 128 would not have been materially different from earnings per common share reported by the Company.

Postemployment benefits (SFAS No. 112)

         TIMET adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits", in 1994 and recorded a $1 million charge for this change in accounting principle. Tremont's equity in TIMET's accounting change for SFAS No. 112 was $.8 million in 1994.

Other

         See Notes 10 and 13 regarding SFAS No. 123, "Accounting for Stock-Based Compensation" and SOP 96-1, "Environmental Remediation Liabilities."

Note 12 - Related party transactions:

         The Company may be deemed to be controlled by Harold C. Simmons. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions with related companies such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran, Valhi and related entities consider, review and evaluate such transactions. Depending upon the business, tax, and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future. In connection with these activities, the Company may consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities have in the past and may in the future include participation in the acquisition or restructuring activities conducted by Contran, Valhi, NL and other companies that may be deemed to be controlled by Harold C. Simmons.

         It is the policy of the Company to engage in transactions with related parties on terms which are, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

         The Company is a party to intercorporate services agreements with Valhi and Contran pursuant to which Valhi and Contran agreed to provide certain services to Tremont on a fee basis. Fees for services provided under such agreements were $.2 million in each of the last three years.

         The Company is a party to an intercorporate services agreement with NL pursuant to which NL provides certain management and financial services to Tremont on a fee basis. Fees for services provided by NL were nil in 1994, $.1 million in 1995 and $.1 million in 1996.

         The Company has an intercorporate services agreement with TIMET whereby TIMET will provide certain management, financial and other services to the Company for approximately $.4 million in 1996, subject to renewal for future years. Charges from TIMET approximated nil in 1994 and $.9 million in 1995 pursuant to similar arrangements for compensation and intercorporate services.

         NL and NLI Insurance, Ltd. are parties to an insurance sharing agreement with respect to certain loss payments and reserves established by NLI Insurance, Ltd. that (i) arise out of claims against other entities for which NL is responsible and (ii) are subject to payment by NLI Insurance. Ltd. under certain reinsurance contracts. Also, NLI Insurance, Ltd. will credit NL with respect to certain underwriting profits or credit recoveries that NLI Insurance, Ltd. receives from independent reinsurers that relate to retained liabilities. Baroid entered into an insurance sharing agreement with NLI Insurance, Ltd. containing, with respect to liabilities for which it may be responsible, substantially the same terms and conditions as the insurance sharing agreement between NL and NLI Insurance, Ltd.

         In 1995, Tremont entered into a $15 million revolving credit agreement with Contran Corporation maturing in January 1998 and collateralized by 2.5 million shares of NL common stock. During 1996, Tremont repaid all $3.5 million of outstanding debt at December 31, 1995 and terminated the agreement.

         Current receivables from related parties at December 31, 1995 and 1996 principally related to amounts due from TIMET for exercises of Tremont stock options. Noncurrent receivables from related parties principally include amounts due under insurance loss sharing agreements with NL and Baroid. Current payables to related parties principally represent amounts due under intercorporate service arrangements.

         See Note 4 regarding other related party transactions.

Note 13 - Commitments and contingencies:

Legal proceedings and contingencies

    Tremont and consolidated subsidiaries

         Kahn. In November 1991, a purported derivative complaint was filed in the Court of Chancery of the State of Delaware, New Castle County (Alan Russell Kahn v. Tremont Corporation, et al., No. 12339), in connection with the Company's agreement to purchase 7.8 million shares of NL's outstanding common stock from Valhi in 1991. In addition to the Company, the complaint names as defendants Valhi and all the members of the Board of Directors of the Company. The complaint alleges, among other things, that the Company's purchase of the NL shares constitutes a waste of the Company's assets and that Tremont's Board of Directors breached their fiduciary duties to Tremont's public stockholders and seeks, among other things, to rescind Tremont's consummation of the purchase of the NL shares and award damages to the Company for injuries allegedly suffered as a result of the defendants' wrongful conduct. In March 1996, the court ruled in favor of the defendants, and concluded that the Company's purchase did not constitute an overreaching of Tremont by the controlling shareholder (Valhi), that the Company's purchase price for the NL shares was fair and that in all other respects the transaction was fair to Tremont. In June 1996, the plaintiffs filed an appeal with the Delaware Supreme Court. A hearing before a three-judge panel of the Supreme Court was held in December 1996, and a hearing before the full Supreme Court was held in February 1997. The Company believes that the action is without merit.

         Other. The Company is involved in various other environmental, contractual and other claims and disputes incidental to its business.

         The Company currently believes the disposition of all claims and disputes individually or in the aggregate, should not have a material adverse affect on the Company's financial condition, results of operations or liquidity.

   TIMET

         In 1995 TIMET learned that a jet engine disk that had been in service since 1989 was discovered during routine inspection to have a high density inclusion that was not identified during manufacture and testing by TIMET or the subsequent forger of the material. The inclusion was completely intact and showed no signs of cracking or fatigue that would suggest that it posed a safety problem. Subsequent metallurgical inspection identified the inclusion as pure tungsten, which TIMET believes would have resulted from contaminated chromium used in the manufacture of the titanium alloy. TIMET currently believes that the engine manufacturer will require that engines containing disks manufactured from titanium having a link to the potentially contaminated lot of chromium be subjected to a higher level of inspection or to more frequent inspection to assure that there is no safety issue involved. While TIMET does not currently anticipate that it will incur any material liability in connection with this matter, no assurances can be given in this regard. At December 31, 1996, TIMET had not accrued any amount with respect to this matter.

    NL Industries

         Lead pigment litigation. Since 1987, NL, other past manufacturers of lead pigments for use in paint and lead-based paint and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of large United States cities or their public housing authorities and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

         The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Most of these legal proceedings are in various pre-trial stages; several are on appeal.

         NL believes that these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend all actions vigorously. NL has not accrued any amounts for the pending lead pigment litigation. Considering NL's previous involvement in the lead and lead pigment businesses, there can be no assurance that additional litigation similar to that currently pending will not be filed.

         Seinfeld. Plaintiff brought the complaint in Frank D. Seinfeld v. Harold C. Simmons, et al. (Superior Court of New York, Bergen County, Chancery Division, No. C-336-96) in September 1996 on behalf of himself and derivatively, on behalf of NL, against NL, Valhi, Inc. and certain current and former members of NL's Board of Directors, including J. Landis Martin, Tremont's Chairman, President and Chief Executive Officer. The complaint alleges, among other things, that NL's purchase of shares in an August 1991 "Dutch auction" tender offer was an unfair and wasteful expenditure of NL's funds that constituted a breach of the defendants' fiduciary duties to NL's shareholders. Plaintiff seeks, among other things, to rescind NL's purchase of approximately 10.9 million shares of its common stock from Valhi pursuant to the Dutch auction, and plaintiff has stated that damages sought are $149 million. NL and the other defendants have answered the complaint and have denied all allegations of wrongdoing. NL believes, and understands that each of the other defendants believes, that the complaint is without merit. NL intends, and believes that each of the other defendants intends, to defend the action vigorously. Trial is scheduled to begin in November 1997.

Environmental matters

    Tremont and consolidated subsidiaries

         The Company's non-operating facilities are governed by various federal, state, local and foreign environmental laws and regulations. The Company's policy is to achieve compliance with environmental laws and regulations at all of its non-operating facilities and to continually strive to improve environmental performance. The Company believes that it is in substantial compliance with applicable requirements of environmental laws. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on the Company.

        Arkansas Division of Pollution Control and Ecology. In 1993, the Company entered into a settlement agreement with the Arkansas Division of Pollution Control and Ecology in connection with certain alleged water discharge permit violations at one ("Dempsey-Cogburn") of several abandoned barite mining sites in Arkansas. The settlement agreement, in addition to requiring the payment in 1993 of a $20,000 penalty, required the Company to undertake a remediation/reclamation program which is nearing completion at a total cost of approximately $2 million. Another of the sites ("Magnet Cove"), of which the Company is only one of several owners, is currently being evaluated by the U.S. Environmental Protection Agency. Based upon its evaluation, the EPA could require the owners to take investigatory or remedial action at the site, however, the Company believes that to the extent it has any additional liability for remediation at this site, it is only one of a number of apparently solvent potentially responsible parties that would ultimately share in any such costs. As of December 31, 1996, the Company had accrued $5 million related to these matters.

        The Company determines the amount of its accruals for environmental matters on a quarterly basis by analyzing and estimating the range of possible costs in light of the available information. Because of a lack of relevant information, it is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its non-operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further there can be no assurance that additional environmental matters will not arise in the future. However, the Company currently believes the disposition of all environmental matters, individually or in the aggregate, should not have a material adverse effect on the Company's business, results of operations, financial condition, or cash flow.

        The Company, TIMET and NL will adopt the recognition and disclosure requirements of AICPA's Statement of Position No. 96-1, "Environmental Remediation Liabilities," ("SOP 96-1") in 1997. The new rule, among other things, expands the types of costs which must be considered in determining environmental remediation accruals. The Company and TIMET believe the effect of adopting SOP 96-1 will not be material. NL's effect of adopting SOP 96-1 is discussed below.

  TIMET

         BMI Companies. TIMET and certain other companies, including Kerr-McGee Chemical Corporation, Chemstar Lime Company and Pioneer Chlor Alkali, Inc. (successor to Stauffer Chemical Company) operate facilities in a complex (the "BMI Complex") owned by BMI, adjacent to TIMET's Henderson, Nevada plant. In 1993, TIMET and each of such companies, along with certain other companies who previously operated facilities in the common areas of the BMI Complex (collectively the "BMI Companies") completed a Phase I environmental assessment of the common areas of the BMI Complex and each of the individual company sites pursuant to consent agreements with the Nevada Division of Environmental Protection ("NDEP"). In July 1996, TIMET signed a consent agreement with NDEP regarding implementation of the Phase II assessment of TIMET property within the BMI Complex. A report regarding the Phase II assessment of the common areas of the BMI Complex was submitted to NDEP in August 1996. At December 31, 1996, TIMET had accrued $1 million with respect to this matter. Until completion of the sampling and analysis that will be involved in the Phase II assessment of TIMET property and any further Phase II testing that NDEP may require for the BMI Complex common areas, it is not possible to provide a reasonable estimate of the additional remediation costs, if any, or TIMET's likely share of any such costs.

         In November 1995, TIMET and other BMI Companies were contacted by a company proposing to develop a parcel of land adjacent to the BMI Complex, alleging that the parcel had been contaminated by the BMI Companies through their operations and threatening legal action to recover its development costs to date of approximately $2.8 million. Based on the results of the investigation in late 1995 and early 1996, TIMET does not believe there is any basis for the claim, and the claimants have not pursued the matter further. At December 31, 1996, TIMET had not accrued any amounts with respect to this matter. The parties are currently negotiating a complete settlement of this matter in connection with a sale of certain other properties by VVLC to the claimant.

         TIMET determines the amount of its accruals for environmental matters on a quarterly basis by analyzing and estimating the range of possible costs in light of the available information. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by TIMET at its operating facilities, or a determination that TIMET is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

         Other. TIMET is involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

         TIMET currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on TIMET's financial condition, results of operations or liquidity.

         In addition to litigation referred to above, certain information relating to regulatory and environmental matters pertaining to TIMET is included in Item I - "Business - Unconsolidated Affiliate - TIMET" of this Annual Report on Form 10-K.

    NL Industries

        Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or of investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") in approximately 75 governmental and private actions associated with hazardous waste sites and former mining locations, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List. These actions seek cleanup costs and/or damages for personal injury or property damage. While NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1996, NL had accrued $113 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future. NL will adopt the AICPA's Statement of Position 96-1, "Environmental Remediation Liabilities", during the first quarter of 1997, which is expected to increase its environmental liability by approximately $30 million as a result of including legal fees and other costs of managing and monitoring environmental remediation sites.

        Certain of NL's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain operations and products of NL have the potential to cause environmental or other damage. NL continues to implement various policies and programs in an effort to minimize these risks. NL's policy is to comply with environmental laws and regulations at all of its facilities and to continually strive to improve environmental performance in association with applicable industry initiatives. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could affect NL's production, handling, use, storage, transportation, sale or disposal of such substances as well as NL's consolidated financial position, results of operations or liquidity.

         In July 1995, twelve plaintiffs brought an action against NL and various other defendants, Rhodes, et al. v. ACF Industries, Inc., et al. (Circuit Court of Putnam County, West Virginia, No. 95-C-261). Plaintiffs allege that they were employed by demolition and disposal contractors, and claim that as a result of the defendants' negligence they were exposed to asbestos during demolition and disposal of materials from the defendants' premises in West Virginia. Plaintiffs allege personal injuries and seek compensatory damages totaling $18.5 million and punitive damages totaling $55.5 million. NL has filed an answer denying plaintiffs' allegations. Discovery is proceeding.

        NL has been named as a defendant in various lawsuits alleging personal injuries as a result of exposure to asbestos in connection with formerly-owned operations. Various of these actions remain pending. One such case, In re:
Monongalia Mass II, (Circuit Court of Monongalia County, West Virginia Nos. 93-C-362, et al.), involves the consolidated claims of approximately 3,100 plaintiffs. NL intends to defend these matters vigorously.

         Other. NL is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses.

         NL currently believes the disposition of all claims and disputes individually or in the aggregate, should not have a material adverse effect on NL's consolidated financial condition, results of operations or liquidity.

         In addition to litigation referred to above, certain information relating to regulatory and environmental matters pertaining to NL is included in Item 1 - "Business - Unconsolidated Affiliate - NL" of this Annual Report on Form 10-K.

Income taxes

         NL is undergoing examination of certain of its income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, and tax authorities have proposed or may propose tax deficiencies. The Company understands that NL believes that it has provided adequate accruals for additional income taxes and related interest expense which may ultimately result from such examinations and believes that the ultimate disposition of all such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 14 - Quarterly results of operations (unaudited):

                                                           Quarters ended
                                             ------------------------------------------
                                            March 31     June 30     Sept. 30    Dec. 31
                                            --------     -------     --------    -------
                                                 (In millions, except per share data)
Year ended December 31, 1996:
     Equity in earnings (loss) of:
         TIMET                               $ 1.3       $  3.3       $ 4.1       $ 7.3
         NL                                    1.4          1.3        (1.7)       (2.8)
     Gain on sale of TIMET stock                --         27.6          --          --

     Net income (loss)                       $ 2.2       $ 24.1       $ 2.2       $ 1.5
     Net income (loss) per common share        .29         3.14         .28         .19

Year ended December 31, 1995:
     Equity in earnings (loss) of:
         TIMET                               $(3.0)      $ (1.6)      $ (.2)      $ 1.6
         NL                                    1.4          2.8         2.1         5.1

     Net income (loss)                      $(2.20)      $ 1.20       $1.60       $4.80
     Net income (loss) per common share       (.29)         .16         .21         .65


         The quarterly results of operations for 1995 have been reclassified to report the Company's interest in TIMET by the equity method of accounting.

Note 15 - Subsequent event:

         In February 1997, the Company's Board of Directors authorized the repurchase of up to 2 million shares of its common stock in open market or privately negotiated transactions. Such shares represent approximately 27% of the Company's 7.5 million shares outstanding. As of March 27, 1997 the Company had repurchased 244,900 shares of its common stock for approximately $8.4 million. The repurchased shares will be added to the Company's treasury and could be used for future acquisitions or other corporate purposes.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of Tremont Corporation:

         Our report on the consolidated financial statements of Tremont Corporation as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996 is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Annual Report on Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                        COOPERS & LYBRAND L.L.P.


Denver, Colorado
February 7, 1997

                              TREMONT CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                       Additions
                                                        charged
                                        Balance at   (credited) to                             Balance
                                        beginning      costs and                               at end
         Description                     of year        expenses   Deductions   Other         of year
         -----------                    ----------    ------------ ----------  --------       --------
Year ended December 31, 1996:

   Allowance for doubtful accounts      $  2,663     $     --      $     --    $     --       $  2,663
                                        ========     ========      ========    ========       ========

   Valuation allowance for deferred
      income taxes                      $ 50,923     $ (3,495)     $     --      (9,529)(a)   $ 37,899
                                        ========     ========      ========    ========       ========

Year ended December 31, 1995:

   Allowance for doubtful accounts      $  2,663     $     --      $     --    $     --       $  2,663
                                        ========     ========      ========    ========       ========
   Valuation allowance for deferred
      income taxes                      $ 55,701     $ (1,835)     $     --    $ (2,943)(b)   $ 50,923
                                        ========     ========      ========    ========       ========

Year ended December 31, 1994:

   Allowance for doubtful accounts      $  2,663     $     --      $     --    $     --       $  2,663
                                        ========     ========      ========    ========       ========
   Valuation allowance for deferred
      income taxes                      $ 40,890     $ 15,280      $     --    $   (469)(b)   $ 55,701
                                        ========     ========      ========    ========       ========

-------------------------------------------------------

(a) Represents reduction in valuation allowance principally attributable to the Company's reduction of its ownership interest in TIMET.

(b) Represents direct offset to the decrease in gross deferred income tax assets due to the expiration of certain U.S. tax credit carryforwards and changes in estimate in tax bases differences.

                              EXHIBIT INDEX


Item No.                            Exhibit Index

3.1 Restated Certificate of Incorporation of Tremont Corporation ("Tremont", formerly Baroid Corporation), incorporated by reference to Exhibit 3.1 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1990.

3.2 By-Laws of Tremont, as amended May 14, 1991, incorporated by reference to Exhibit 3.2 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

3.3 Certificate of Amendment to Restated Certificate of Incorporation of Tremont, incorporated by reference to Exhibit 3.3 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

4.1 Plan of Restructuring between Baroid Corporation ("Baroid", formerly New Baroid Corporation) and Tremont, incorporated by reference to Exhibit 2.01 to Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

4.2 Registration Rights Agreement dated October 30, 1991, by and between NL Industries, Inc. and Tremont, incorporated by reference to Exhibit 10.27 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

4.3 Indenture dated October 20, 1993 governing NL's 11 3/4% Senior Secured Notes due 2003, including form of note, incorporated by reference to Exhibit 4.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

4.4 Indenture dated October 20, 1993 governing NL's 13% Senior Secured Notes due 2005, including form of note, incorporated by reference to Exhibit 4.6 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

4.5 Certificate of Trust of TIMET Capital Trust I, dated November 13, 1996, incorporated by reference to Exhibit 4.1 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.6 Amended and Restated Declaration of Trust of TIMET Capital Trust I, dated as of November 20, 1996, among Titanium Metals Corporation, as Sponsor, The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank (Delaware), as Delaware Trustee and Joseph S. Compofelice, Robert E. Musgraves and Mark A. Wallace, as Regular Trustees, incorporated by reference to Exhibit 4.2 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.7 Indenture for the 6 5/8% Convertible Subordinated Debentures, dated as of November 20, 1996, among Titanium Metals Corporation and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.8           Form of 6 5/8% Convertible Preferred Securities (included in
              Exhibit 4.4 above), incorporated by reference to Exhibit 4.5 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.9           Form of 6 5/8% Convertible Subordinated Debentures (included in
              Exhibit 4.5 above), incorporated by reference to Exhibit 4.5 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.10 Form of 6 5/8% Trust Common Securities (included in Exhibit 4.5 above), incorporated by reference to Exhibit 4.5 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.11 Convertible Preferred Securities Guarantee, dated as of November 20, 1996, between Titanium Metals Corporation, as Guarantor, and The Chase Manhattan Bank, as Guarantee Trustee, incorporated by reference to Exhibit 4.6 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

9.1 Shareholders' Agreement, dated February 15, 1996, among Titanium Metals Corporation, Tremont, IMI plc, IMI Kynoch Ltd., and IMI Americas Inc., incorporated by reference to Exhibit 2.2 of Tremont's Current Report on Form 8-K filed with the Commission On March 1, 1996.

9.2 Amendment to the Shareholders' Agreement, dated March 29, 1996, among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch Ltd., and IMI Americas Inc., incorporated by reference to Exhibit 10.30 to Tremont Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

9.3 Investors' Agreement between Union Titanium Sponge Corporation, Toho Titanium Co., Ltd., Nippon Mining Co., Ltd., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., Tremont and Titanium Metals Corporation, dated May 30, 1990, incorporated by reference to
              Exhibit 10.33 of Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

9.4 Amendment No. 3 to Investors' Agreement between Union Titanium Sponge Corporation, Toho Titanium Co., Ltd., Nippon Mining Co., Ltd., Mitsui & Co., Ltd., Mitsui & Co., (U.S.A.), Inc., Tremont Corporation and Titanium Metals Corporation, dated May 30, 1990, incorporated by reference to Exhibit 9.1 to Tremont Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

9.5 Amendment No. 4 to Investors' Agreement among Union Titanium Sponge Corporation, Toho Titanium Co., Ltd., Nippon Mining Co., Ltd., Mitsui & Co., Ltd., Mitsui & Co., (U.S.A.) Inc., Tremont Corporation and Titanium Metals Corporation, dated February 21, 1997, incorporated by reference to Exhibit 9.5 to Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.1 Amended and Restated 1988 Long Term Performance Incentive Plan of Tremont, incorporated by reference to Exhibit 10.1 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1994.

10.2 Form of Insurance Sharing Agreement between NL Industries, Inc., NL Insurance, Ltd., Tremont and Baroid, incorporated by reference to Exhibit 10.6 to Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

10.3 Form of Employee Benefit Plan Assumption Agreement between Baroid and Tremont, incorporated by reference to Exhibit 10.14 to Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

10.4 Indemnification Agreement between Baroid, Tremont and NL Insurance, Ltd., dated September 26, 1990, incorporated by reference to Exhibit 10.35 of Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

10.5 Sponge Purchase Agreement, dated May 30, 1990 between Titanium Metals Corporation and Union Titanium Sponge Corporation and Amendments No. 1 and 2, incorporated by reference to Exhibit 10.25 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

10.6 Amendment No. 3 to the Sponge Purchase Agreement, dated December 3, 1993, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.33 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1993.

10.7 Amendment No. 4 to the Sponge Purchase Agreement, dated May 2, 1996, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.1 to Tremont's Quarterly Reort on Form 10-Q for the quarter ended March 31, 1996.

10.8 Intercorporate Services Agreement between Valhi, Inc. and Tremont, dated January 1, 1994, incorporated by reference to
              Exhibit 10.35 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1993.

10.9 Intercorporate Services Agreement between Contran Corporation and Tremont, dated January 1, 1994, incorporated by reference to
              Exhibit 10.36 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1993.

10.10* Description of terms of an executive severance agreement between Tremont and Joseph S. Compofelice, incorporated by reference to the last paragraph of page 15 entitled "Executive Severance Agreement" of Tremont's definitive proxy statement dated April 7, 1994.

10.11 Secured Promissory Note and Customer Margin Agreement between Tremont and Salomon Brothers Inc., dated June 26, 1995, incorporated by reference to Tremont's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

10.12 Credit Agreement between Tremont and Contran Corporation, dated November 16, 1995, incorporated by reference to Exhibit 10.14 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.13 Amended and Restated Loan Agreement between Titanium Metals Corporation and Congress Financial Corporation (Central), dated March 24, 1995, incorporated by reference to Exhibit 10.4 of Tremont's Amended Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.14 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation and Titanium Metals Corporation, dated September 29, 1995, incorporated by reference to Exhibit 10.16 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.15 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation and Titanium Metals Corporation, dated February 15, 1996, incorporated by reference to
              Exhibit 10.17 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.16 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation (Central) and Titanium Metals Corporation, dated May 31, 1996, incorporated by reference to Exhibit 10.26 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.17 Amendment to Amended and Restated Loan and Security Agreement between Congress Financial Corporation and Titanium Metals Corporation, dated November 26, 1996, incorporated by reference to Exhibit 10.34 to Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.18 Amended and Restated Term Promissory Note in the principal amount of $10,150,000 issued by Titanium Metals Corporation to Congress Financial Corporation (Central), dated May 31, 1996, incorporated by reference to Exhibit 10.27 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.19 Amended and Restated Term-B Promissory Note in the principal amount of $13,000,000 issued by Titanium Metals Corporation to Congress Financial Corporation (Central), dated May 31, 1996, incorporated by reference to Exhibit 10.28 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333- 2940).

10.20 20,000,000 Subordinated Promissory Note issued by Titanium Metals Corporation to IMI Kynoch Ltd. dated January 1, 1996, incorporated by reference to Exhibit 10.21 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.21 Subordination Agreement between Tremont and Titanium Metals Corporation, dated February 15, 1996, incorporated by reference to
              Exhibit 10.25 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.22 Subordination Agreement between IMI Kynoch Ltd. and Titanium Metals Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.26 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.23 Subordination Agreement between Tremont and IMI Kynoch Ltd., dated February 15, 1996, incorporated by reference to Exhibit
              10.27 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.24 Subordination Agreement between IMI Kynoch Ltd. and Congress Financial Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.28 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.25 Amended and Restated Subordination Agreement between Tremont and Congress Financial Corporation, dated February 15, 1996, incorporated by reference to Exhibit 10.24 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.26 First Amendment to Subordination Agreement by and between IMI Kynoch, Ltd. and Congress Financial Corporation (Central), dated May 31, 1996, incorporated by reference to Exhibit 10.29 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.27 First Amendment to Amended and Restated Subordination Agreement by and between Tremont Corporation and Congress Financial Corporation (Central), dated May 31, 1996, incorporated by reference to Exhibit 10.30 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.28 Amended and Restated Subordinated Promissory Note, dated as of January 1, 1996, between Titanium Metals Corporation and Tremont Corporation, incorporated by reference to Exhibit 10.2 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.29 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England, incorporated by reference to Exhibit 10.23 to Tremont Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10.30* 1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 to Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.31 Assignment Agreement dated February 15, 1996 between Tremont and UTSC, incorporated by reference to Exhibit 10.24 of Titanium Metals Corporation's Registration Statement on Form S-1
              (No. 333-2940).

10.32 Acquisition Agreement, dated February 15, 1996, by and between Titanium Metals Corporation and IMI Kynoch Ltd. and IMI Americas Inc., incorporated by reference to Exhibit 2.1 of Tremont's Current Report on Form 8-K filed with the Commission on March 1, 1996.

10.33 Intercorporate Services Agreement between Tremont and NL effective as of January 1, 1996, incorporated by reference to
              Exhibit 10.42 of NL's Annual Report on Form 10-K for the year ended December 31, 1995.

10.38* Agreement to Defer Bonus Payment between Tremont and J. Landis Martin, dated August 23, 1996, and the Trust Agreement, dated August 23, 1996, related thereto, incorporated by reference to
              Exhibit 10.1 to Tremont's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.41 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas, Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc., incorporated by reference to Exhibit
              10.10 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.42 Amended and Restated Loan Agreement dated as of October 15, 1993, among Kronos International, Inc., the Banks set forth therein, Hypobank International S.A., as Agent, and Banque Paribas, as Co-Agent, incorporated by reference to Exhibit 10.17 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.43 Second Amended and Restated Loan Agreement dated as of January 31, 1997 among Kronos International, Inc., Hypobank International S.A., as Agent and the banks set forth therein, incorporated by reference to Exhibit 10.2 of NL's Annual Report on Form 10-K for the year ended December 31, 1996.

10.44 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.45 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc., incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.46 Amendment No. 1 to Joint Venture Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Kronos Louisiana, Inc., incorporated by reference to Exhibit 10.20 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.47 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.48 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.22 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.49 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited, incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.50 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof), incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.51 Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document), incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.52 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc., incorporated by reference to Exhibit 10.17 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.53 Intercorporate Services Agreement by and between Contran Corporation and NL effective as of January 1, 1996, incorporated by reference to Exhibit 10.41 to NL's Annual Report on Form
              10-K (File No. 1-640) for the year ended December 31, 1996.

10.54 Incorporate Services Agreement between Valhi, Inc. and NL effective as of January 1, 1996, incorporated by reference to
              Exhibit 10.40 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1996.

10.55* 1985 Long Term Performance Incentive Plan of NL Industries, Inc., as adopted by the Board of Directors on February 27, 1985, incorporated by reference to Exhibit A to NL's Proxy Statement on
              Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on April 24, 1985.

10.56* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc., effective as of January 1, 1991, incorporated by reference to Exhibit 10.26 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1992.

10.34 Agreement, dated June 28, 1995, among Titanium Metals Corporation, Tremont Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.24 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.35* Form of Agreement relating to a grant of Management Shares between Titanium Metals Corporation and certain executive officers, effective as of February 15, 1996, incorporated by reference to Exhibit 10.22 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.36* Employment Agreement between Andrew R. Dixey and Titanium Metals Corporation, dated February 13, 1996, incorporated by reference to Exhibit 10.21 to Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.37* 1996 Non-Employee Director Compensation Plan, incorporated by reference to Exhibit 10.20 to Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.39 Purchase Agreement, dated November 20, 1996, between Titanium Metals Corporation, TIMET Capital Trust I, Salomon Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as Initial Purchasers, incorporated by reference to Exhibit 99.1 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.40 Registration Agreement, dated November 20, 1996, between TIMET Capital Trust I and Salomon Brothers Inc., as Representative of the Initial Purchasers, incorporated by reference to Exhibit 99.1 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.57* 1989 Long Term Performance Incentive Plan of NL Industries, Inc., incorporated by reference to Exhibit B to NL's Proxy
              Statement on Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

10.58* NL Industries, Inc. Variable Compensation Plan, incorporated by reference to Exhibit A to NL's Proxy Statement on Schedule
              14A for the annual meeting of shareholders held on May 8, 1996.

10.59* NL Industries, Inc. Retirement Savings Plan, as amended and restated effective April 1, 1996, incorporated by reference to
              Exhibit 10.38 of NL's Annual Report on Form 10-K for the year ended December 31, 1996.

10.60 Intercorporate Services Agreement between Tremont and Titanium Metals Corporation dated March 28, 1996, incorporated by reference to Exhibit 10.29 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1995.

10.61* 1992 Non-Employee Director Stock Option Plan of Tremont Corporation, incorporated by reference to Exhibit 10.21 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

21.1          Subsidiaries of Tremont.

23.1          Consent of Coopers & Lybrand L.L.P.

27.1          Financial Data Schedule for the year ended December 31, 1996.

99.1 Titanium Metals Corporation (File No. 0-28538) Annual Report on Form 10-K for the year ended December 31, 1996, Item 3 - "Legal Proceedings" and Item 8 - "Financial Statements and Supplementary Data" (pages F-1 to F-30).

99.2 NL Industries, Inc. (File No. 1-640) Annual Report on Form 10-K for the year ended December 31, 1996, Item 3 - "Legal Proceedings" and Item 8 - "Financial Statements and Supplementary Data" (pages F-1 to F-36).


___________________________________________________________________________

*        Management contract, compensatory plan or arrangement.