Form 10-Q
period 1997-03-31
TREMONT CORPORATION
filed 1997-05-15
CIK 842718

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1997
                                                   --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10126
                                                --------



                         Tremont Corporation
-------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)




          Delaware                                            76-0262791
-------------------------------                             ---------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)





               1999 Broadway, Suite 4300, Denver, Colorado 80202
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)




       Registrant's telephone number, including area code: (303) 296-5652
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                              Yes    X      No
                                  --------     --------


Number of shares of common stock outstanding on April 30, 1997:  7,184,097
                                                               ------------

                          FORWARD-LOOKING INFORMATION

         The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources", both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties. Actual results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in the portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of the commercial aerospace industry, future global economic conditions, global productive capacity and pricing outlook of titanium metals and TiO(2).

                              TREMONT CORPORATION

                                     INDEX


                                                                                  Page
                                                                                 number
                                                                                 ------
PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements.

                    Consolidated Balance Sheets - December 31, 1996 and
                      March 31, 1997                                              2-3

                    Consolidated Statements of Operations - Three months
                      ended March 31, 1996 and 1997                                4

                    Consolidated Statements of Cash Flows - Three months
                      ended March 31, 1996 and 1997                                5

                    Consolidated Statement of Stockholders' Equity - Three
                      months ended  March 31, 1997                                 6

                    Notes to Consolidated Financial Statements                    7-9

         Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.                                  10-21

PART II.     OTHER INFORMATION

         Item 1.    Legal Proceedings.                                             22

         Item 6.    Exhibits and Reports on Form 8-K.                              23

                              TREMONT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                           December 31, MARCH 31,
                          ASSETS              1996         1997
                                           ----------   ----------
Current assets:
   Cash and cash equivalents               $   68,035   $   61,039
   Accounts and notes receivable                6,445        6,936
   Receivable from related parties              1,026          418
   Prepaid expenses                             1,785        1,074
                                           ----------   ----------
     Total current assets                      77,291       69,467
                                           ----------   ----------
Other assets:
   Investment in TIMET                         98,479      102,303
   Investment in NL Industries                 26,724       17,760
   Investment in joint ventures                 6,937        9,848
   Receivable from related parties              4,722        4,521
   Other                                        8,656        9,271
                                           ----------   ----------
     Total other assets                       145,518      143,703
                                           ----------   ----------
Net property and equipment                        714          716
                                           ----------   ----------
                                           $  223,523   $  213,886
                                           ==========   ==========

                              TREMONT CORPORATION

                                 (In thousands)


                                                 December 31,   MARCH 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY           1996          1997
                                                 ----------    ----------
Current liabilities:
   Accrued liabilities                           $    7,336    $    5,805
   Payable to related parties                           225           454
   Income taxes                                         112           342
                                                 ----------    ----------
     Total current liabilities                        7,673         6,601
                                                 ----------    ----------
Noncurrent liabilities:
   Insurance claims and claim expenses               12,867        13,760
   Accrued postretirement benefit cost               22,072        22,159
   Deferred income taxes                             16,319        17,817
   Other                                              4,677         4,822
                                                 ----------    ----------
     Total noncurrent liabilities                    55,935        58,558
                                                 ----------    ----------
Minority interest                                     1,886         2,875
                                                 ----------    ----------
Stockholders' equity:
   Common stock                                       7,640         7,668
   Additional paid-in capital                       273,780       274,340
   Accumulated deficit                             (116,834)     (119,248)
   Adjustments:
     Currency translation                            (2,764)       (4,684)
     Marketable securities                              702           681
     Pension liabilities                               (899)         (899)
                                                 ----------    ----------
                                                    161,625       157,858
   Less treasury stock, at cost                       3,596        12,006
                                                 ----------    ----------
     Total stockholders' equity                     158,029       145,852
                                                 ----------    ----------
                                                 $  223,523    $  213,886
                                                 ==========    ==========

Commitments and contingencies (Note 1).

         See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)


                                                           Three months ended
                                                              March 31,
                                                        -----------------------
                                                           1996         1997
                                                        ----------   ----------
Equity in earnings (loss) of:
   TIMET                                                $    1,324   $    4,777
   NL Industries                                             1,450       (7,219)
   Other joint ventures                                       --          3,951
                                                        ----------   ----------
                                                             2,774        1,509
Corporate expenses, net                                        366          (14)
Interest expense                                               130         --
                                                        ----------   ----------
     Income before income taxes                              2,278        1,523
Income tax expense                                            --          2,948
Minority interest                                               57          989
                                                        ----------   ----------
     Net income (loss)                                  $    2,221   $   (2,414)
                                                        ==========   ==========
Net income (loss) per share                             $      .29   $     (.32)
                                                        ==========   ==========
Weighted average shares outstanding                          7,666        7,455
                                                        ==========   ==========





         See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                Three months
                                                                    ended
                                                                   March 31,
                                                             --------------------
                                                               1996        1997
                                                             --------    --------
Cash flows from operating activities:
   Net income (loss)                                         $  2,221    $ (2,414)
   Earnings of affiliates, net of distributions                (1,858)       (479)
   Deferred income taxes                                         --         2,543
   Minority interest                                               57         989
   Other, net                                                    (234)        101
   Change in assets and liabilities:
     Accounts and notes receivable                                 27        (491)
     Accounts with related parties                               (569)      1,060
     Accounts payable and accrued liabilities                    (589)     (1,530)
     Income taxes                                                --           230
     Other, net                                                   (90)        808
                                                             --------    --------
     Net cash provided from (used by) operating activities     (1,035)        817
                                                             --------    --------
Cash flows from investing activities:
   Proceeds from disposition of property held for sale          3,000        --
   Other, net                                                      63          71
                                                             --------    --------
     Net cash provided from investing activities                3,063          71
                                                             --------    --------
Cash flows from financing activities:
   Purchase of treasury stock                                    --        (8,410)
   Borrowings from related parties                                 50        --
   Reductions of indebtedness                                  (2,500)       --
   Other                                                         --           526
                                                             --------    --------
     Net cash used by financing activities                     (2,450)     (7,884)
                                                             --------    --------
Net decrease in cash and cash equivalents                        (422)     (6,996)
Balance at beginning of period                                  2,650      68,035
                                                             --------    --------
Balance at end of period                                     $  2,228    $ 61,039
                                                             ========    ========
Supplemental disclosures - cash paid for:
   Interest                                                  $     61    $   --
   Income taxes                                                  --           174

         See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three months ended March 31, 1997

                                 (In thousands)


                                                                                                       Adjustments
                                                      Additional                       -----------------------------------------
                                         Common        paid-in        Accumulated       Currency      Marketable      Pension
                                          stock        capital          deficit        translation    securities    liabilities
                                       ------------  -------------  -----------------  ------------   ------------  ------------
Balance at December 31, 1996             $  7,640       $273,780     $    (116,834)    $  (2,764)      $    702     $    (899)


Net loss                                        -              -            (2,414)            -              -              -

Repurchases of common stock                     -              -                 -             -              -              -

Common stock issued                            28            498                 -             -              -              -

Adjustments, net                                -              -                 -        (1,920)           (21)             -

Other                                           -             62                 -             -              -           -
                                         --------       --------     -------------     ---------      ---------     ---------

 Balance at March 31, 1997               $  7,668       $274,340     $    (119,248)    $  (4,684)     $     681     $    (899)
                                         ========       ========     =============     =========      =========     =========

                                                           Total
                                         Treasury      Stockholders'
                                           stock           equity
                                        ------------   ---------------
Balance at December 31, 1996             $  (3,596)       $  158,029


Net loss                                         -            (2,414)

Repurchases of common stock                 (8,410)           (8,410)

Common stock issued                              -               526

Adjustments, net                                 -            (1,941)

Other                                            -                62
                                         ---------       -----------

 Balance at March 31, 1997               $ (12,006)      $   145,852
                                         =========       ===========













         See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

         Tremont Corporation is principally a holding company with operations conducted through 30%-owned Titanium Metals Corporation ("TIMET"), 18%-owned NL Industries, Inc. and other joint ventures of 75%-owned TRECO L.L.C. Contran Corporation and other entities related to Harold C. Simmons hold (i) approximately 45% of Tremont's outstanding common stock and (ii) approximately 74% of NL's outstanding common stock (including 18% of NL held by Tremont). Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons may be deemed to control each of Contran, Tremont, NL and TIMET.

         The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1997 and the consolidated statements of operations and cash flows for the interim periods ended March 31, 1996 and 1997 and the consolidated statement of stockholders' equity for the interim period ended March 31, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Annual Report").

         For information concerning certain legal proceedings, income tax and other contingencies related to the Company, TIMET and NL, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) Part II, Item 1 -- "Legal Proceedings," and (iii) the 1996 Annual Report, including certain information concerning TIMET's and NL's legal proceedings incorporated therein by reference.

Note 2 - Earnings per share:

         Income (loss) per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. Antidilutive securities are excluded from the calculation. The Company will retroactively adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective December 31, 1997. Basic earnings per share and diluted earnings per share pursuant to SFAS No. 128 would not have been materially different from earnings per share presented herein.

Note 3 - Unconsolidated affiliates and joint ventures:

         See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for summarized information relating to the results of operations, financial position and cash flows of TIMET and NL, which information is incorporated herein by reference.

TIMET

         Tremont holds 9.5 million shares, or 30%, of TIMET's outstanding common stock. At March 31, 1997, the net carrying amount of the Company's investment in TIMET was about $10.74 per share, while the market price of TIMET common stock was $25.375 per share. Tremont also holds an option, acquired from IMI plc in 1996 and expiring in February 1999, to acquire 1.5 million shares of TIMET common stock from IMI for an aggregate purchase price of $12 million ($7.95 per TIMET share).

NL Industries

         Tremont holds 9.1 million shares, or 18%, of NL's outstanding common stock. At March 31, 1997, the net carrying amount of the Company's investment in NL was about $1.96 per share while the market price of NL common stock was $10.00 per share.

Joint Ventures

         Investment in joint ventures represents holdings of 75%-owned TRECO, which is principally comprised of (i) a 12% interest in Victory Valley Land Company, L.P. ("VVLC"), which is actively engaged in efforts to develop certain real estate, and (ii) a 32% equity interest in Basic Investments, Inc. ("BII"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located. BII, through a wholly-owned subsidiary, owns an additional 50% interest in VVLC.

Note 4 - Stockholders' equity:

         In February 1997, Tremont's Board of Directors authorized the repurchase of up to 2 million shares of Tremont common stock in open market or privately negotiated transactions. Such shares represented 27% of the Company's
7.5 million shares then outstanding. During March 1997, the Company repurchased 244,900 shares of its common stock for approximately $8.4 million. During April 1997 and through May 2, 1997, the Company repurchased an additional 89,400 shares of its common stock for approximately $3.1 million.

Note 5 - Accrued liabilities:

                                                         December 31,  MARCH 31,
                                                         ------------ -----------
                                                            1996         1997
                                                         ------------ -----------
                                                             (In thousands)
    Postretirement benefit cost                           $   1,924    $   1,924

    Other employee benefits                                   1,107          228

    Environmental cost                                          300          330

    Legal costs                                                 546          614

    Miscellaneous taxes                                         256          235

    Other                                                     3,203        2,474
                                                          ---------    ---------

                                                          $   7,336    $   5,805
                                                          =========    =========



Note 6 - Income taxes:

         The difference between the Company's income tax expense in the 1997 period and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is primarily due to no tax benefit being recognized on equity in NL's losses. In the 1996 period, the variance was due principally to a reduction in the deferred tax valuation allowance to reflect current utilization of U.S. net operating loss carryforwards ("NOL's").

Note 7 - Related party transactions:

         Receivables from related parties principally represent amounts due from NL and Baroid Corporation under insurance loss sharing arrangements and amounts due from TIMET pursuant to compensation arrangements. Current payables to related parties principally include amounts due to NL and TIMET under intercorporate services arrangements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         Tremont Corporation is principally a holding company with operations conducted through TIMET, NL and other joint ventures. The results of TIMET, NL, other joint ventures and general corporate and other items are discussed below. The information included below relating to the financial position, results of operations and liquidity and capital resources of TIMET and NL has been summarized from reports filed with the Commission by TIMET (File No. 0-28538) and NL (File No. 1-640), which reports contain more detailed information concerning TIMET and NL, respectively, including complete financial statements.

         The Company reported a first quarter net loss of $2.4 million, or $.32 per share, compared to net income of $2.2 million, or $.29 per share, for the same quarter in 1996. The Company's loss for the first quarter included its 18% equity in NL, whose results included a $30 million charge related to the adoption of a new accounting standard for environmental remediation liabilities. The Company's equity in this charge represented a loss to Tremont of $.70 per share. Based on continuing strength in the titanium metals business, especially in aerospace, and the strong demand NL is experiencing for TiO2, the Company believes it will be profitable for the full year.

TIMET

                                                   Three months ended
                                                        March 31,
                                                   ------------------
                                                     1996       1997    Change
                                                   -------    -------   -------
                                                           (In millions)
 Net sales                                         $ 107.6    $ 167.0   $  59.4
                                                   =======    =======   =======


 Operating income                                  $   6.8    $  26.5   $  19.7

 General corporate items, net                          (.1)       1.0       1.1

 Interest expense                                      3.5        4.0       (.5)
                                                   -------    -------   -------

                                                       3.2       23.5      20.3


 Income tax expense                                     .7        7.1      (6.4)

 Minority interest                                      .4         .6       (.2)
                                                   -------    -------   -------

    Net income                                     $   2.1    $  15.8   $  13.7
                                                   =======    =======   =======

 Tremont's equity in TIMET's income                $   1.3    $   4.8   $   3.5
                                                   =======    =======   =======

         The Company's equity in TIMET's first quarter 1996 earnings differs from the amount that would be expected by applying Tremont's current 30%-ownership percentage to TIMET's separately-reported earnings because of changes in Tremont's level of ownership in TIMET during the first quarter of 1996.

         As previously reported, TIMET completed certain acquisitions during 1996 and early 1997, principally IMI's titanium metals business in February 1996 and the assets of Axel Johnson Metals ("AJM") in October 1996. On a pro forma basis assuming the IMI and AJM acquisitions had occurred at the beginning of 1996, TIMET's net sales for the first quarter of 1996 were $123.9 million, operating income was $4.3 million and net loss was $1.3 million. The pro forma effect of the previously-reported TISTO (July 1996), TIMET Savoie (August
1996), and LASAB (January 1997) transactions is not material. The above pro forma financial information is not necessarily indicative of the operating results that might have occurred if the IMI and AJM acquisitions had actually been completed at the beginning of 1996.

          The significant improvement in TIMET's earnings for the 1997 quarter was driven by price increases and a 17% increase in mill products volume compared to the first quarter of 1996. Titanium mill products shipments in the first quarter were 7.4 million pounds. Selling prices have continued to increase, and the average price of mill products shipped in 1997 was $16.00 per pound compared to $13.49 in the first quarter of 1996 and $14.80 in the fourth quarter of 1996. TIMET's operating income margin increased to 15.9% in the first quarter of 1997, significantly above year-ago levels, and up from 13.6% in the fourth quarter of 1996.

          The selling price increases reflect both the pass-through of cost increases, particularly raw material costs, and real price increases associated with increased market demand. Although TIMET and the titanium industry are continuing to experience increases in the cost of certain raw materials, TIMET's increased selling prices have more than offset those cost increases. Firm order backlog at March 31, 1997 was approximately $460 million, up from $440 million at year-end 1996. Average prices on recent orders for titanium products have continued to increase relative to 1996 levels.

          Operating levels at TIMET's plants in 1997 were generally higher than in the comparable 1996 period and contributed to the better operating results. However, operating levels at one of TIMET's two casting facilities, which plant primarily produced for the golf market, were well below levels of late 1996 and negatively impacted earnings. Due to excess capacity currently existing in the golf club head castings market, TIMET has determined not to pursue growth in this market at this time. TIMET plans to continue its strategy of supplying other golf club casters with input stock. Total TIMET worldwide employment at March 31, 1997 approximated 3,000 compared to 2,950 at year-end 1996 and 2,550 one year ago (proforma for the AJM acquisition).

          Operating income in the first quarter of 1996 included special charges of $4.2 million related to the IMI titanium acquisition.

          In March 1997, TIMET announced that it had executed definitive agreements to combine its welded tubing operations with those of Valinox Welded, a French manufacturer of welded tubing, principally stainless steel and titanium, with operations in France and China. The joint venture, "ValTimet", would be 46% owned by TIMET and 54% owned by Valinox Welded. TIMET will supply titanium strip product to ValTimet under a long-term contract as the preferred supplier. The transaction is expected to close during the second quarter of 1997. The effect of the transaction on TIMET's 1997 financial results is not expected to be material.

          Interest expense in the first quarter of 1997 includes $3.4 million related to the TIMET-obligated mandatorily redeemable preferred securities (the "Convertible Preferred Securities") issued in November 1996. Interest in the 1996 period relates primarily to indebtedness subsequently repaid with the proceeds of TIMET's June 1996 initial public stock offering.

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

          TIMET operates in several tax jurisdictions and is subject to varying income tax rates. For financial reporting purposes, TIMET has previously recognized substantially all of its net operating loss and other carryforwards, and, accordingly, its effective income tax rate in 1997 was higher than in 1996. Such effective rate for the full year 1997 may vary slightly from that in the first quarter due to the combined effects of state income taxes and varying non-U.S. rates.

NL Industries

          The Company's 18% interest in NL is reported by the equity method due to the fact that Tremont and NL may be deemed to be under common control by reason of stock ownership and common directors and executive officers. Valhi, Inc. and Tremont together may be deemed to control NL. Tremont's equity in earnings of NL differs from the amount that would be expected by applying Tremont's ownership percentage to NL's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in NL. Amortization of such basis differences generally reduces earnings, and increases losses, attributable to NL as reported by Tremont.

          NL's chemical operations are conducted in two business segments - titanium dioxide pigments ("TiO2 ") conducted by Kronos and specialty chemicals conducted by Rheox.

                                                    Three months ended
                                                         March 31,
                                                   --------------------
                                                     1996        1997       Change
                                                   --------    --------    --------
                                                   (In millions, except percentages)
Net sales:
   Kronos                                          $  206.3    $  204.4         -1%
   Rheox                                               34.1        35.1         +3%
                                                   --------    --------

                                                   $  240.4    $  239.5         -0%
                                                   ========    ========    ========
Operating income:
   Kronos                                          $   29.5    $    8.7        -70%
   Rheox                                               12.4        10.1        -19%
                                                   --------    --------    --------

                                                       41.9        18.8        -55%
General corporate items:

   Securities earnings, net                             1.3          .7

   Expenses, net                                       (5.0)      (34.0)
   Interest expense                                   (19.1)      (18.9)
                                                   --------    --------
                                                       19.1       (33.4)   $  (52.5)

Income tax expense                                     (5.7)       (2.3)
                                                   --------    --------

   Net income (loss)                               $   13.4    $  (35.7)   $  (49.1)
                                                   ========    ========    ========

Tremont's equity in NL's income (loss),
  including amortization of basis differences      $    1.4    $   (7.2)   $   (8.6)
                                                   ========    ========    ========



         Kronos' TiO2 operating income in the first quarter of 1997 decreased from the first quarter of 1996 as lower average selling prices were only slightly offset by higher production and sales volumes. Kronos' record first quarter sales volumes improved 22% from the first quarter of 1996, reflecting improved demand for TiO2 in each of Kronos' major markets. Average TiO2 selling prices for the first quarter of 1997 were 16% lower than the first quarter of 1996, and average prices for the quarter were 2% lower than the fourth quarter of 1996. NL expects TiO2 prices will begin to increase during the second quarter of 1997 as the impact of previously-announced price increases begin to take effect. Kronos anticipates its TiO2 sales volume will exceed year-earlier levels through the second quarter of 1997 and Kronos expects sales volumes for full-year 1997 to be slightly higher than full-year 1996.

         Kronos expects its full-year 1997 operating income will be below that of 1996, primarily because of lower anticipated average TiO2 prices for 1997 compared to 1996. Kronos' selling, general and administrative expenses decreased in the first quarter of 1997 due to favorable effects of foreign currency translation, partially offset by higher distribution expenses associated with higher first-quarter 1997 sales volume. Kronos' cost of sales as a percentage of net sales increased in the first quarter of 1997 due to lower average prices in the first quarter of 1997.

         Rheox's operating results for the first quarter of 1997 improved slightly compared to the first quarter of 1996 on slightly higher sales volumes, excluding a first-quarter 1996 $2.7 million gain related to the curtailment of certain U.S. employee pension benefits. Rheox's cost of sales increased in the first quarter of 1997 over the prior-year period primarily due to slightly higher sales volume, and cost of sales as a percentage of net sales was comparable to the 1996 period. Selling, general and administrative expenses increased in the first quarter of 1997 compared to the first quarter of 1996 primarily due to higher variable compensation expense.

         A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the first quarter of 1997 by $8 million compared to the first quarter of 1996.

         Securities earnings declined due to lower average balances available for investment. Corporate expenses, net in the first quarter of 1997 was higher than the comparable period in 1996 due to the $30 million noncash charge related to NL's adoption of SOP No. 96-1, "Environmental Remediation Liabilities." This charge is included in selling, general and administrative expense in NL's consolidated statements of operations.

Other Joint Ventures

          Earnings of other joint ventures principally represents earnings from land sales made by the VVLC real estate development partnership. Land sales can vary significantly from period to period.

Tremont - Corporate

          Corporate expenses, net in the first quarter of 1997 included $.8 million of interest income from invested cash.

          The Company's income tax rate in the first quarter of 1997 approximated the statutory federal tax rate except that no tax benefit was recognized on Tremont's equity in losses from its investment in NL. This relationship is expected to continue for the remainder of 1997.

          The Company's income tax rate in the 1996 period varied from the statutory rate principally due to a reduction in the deferred tax valuation allowance to reflect the current utilization of NOL's.

                        LIQUIDITY AND CAPITAL RESOURCES

Tremont

         The Company had cash and cash equivalents of $61 million at March 31, 1997. Tremont's 9.5 million shares of TIMET common stock and 9.1 million shares of NL common stock had a market value of about $242 million and $91 million, respectively, at March 31, 1997. Tremont also has the right to acquire 1.5 million shares of TIMET's common stock from IMI with a March 31, 1997 quoted market value of $38 million for an aggregate purchase price of $12 million. At March 31, 1997, Tremont also had approximately $15 million of letters of credit outstanding under a third party credit agreement.

         The Company's equity in earnings of affiliates are primarily noncash. The Company received a $1 million cash dividend from VVLC in 1997 primarily to cover taxes associated with VVLC's income from land sales. In the 1996 period, NL paid a cash dividend of $.10 per NL share aggregating $.9 million. NL suspended dividends in October 1996 and is currently unable to pay dividends due to restrictions under certain of its debt agreements. TIMET did not pay any cash dividends during 1996 or 1997 and TIMET's credit agreements presently limit dividend payments to 20% of TIMET's net income in any one year. Relative changes in assets and liabilities did not materially impact the Company's cash flow from operating activities.

         During the first quarter of 1996, the Company received $3 million from the sale of surplus property and repaid a $2.5 million margin loan from an investment bank.

         In February 1997, Tremont's Board of Directors authorized the repurchase of up to 2 million shares of Tremont common stock in open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. During March 1997, the Company repurchased 244,900 shares of its common stock for approximately $8.4 million. During April 1997 and through May 2, 1997, the Company repurchased an additional 89,400 shares of its common stock for approximately $3.1 million.

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

         As previously reported, based upon the technical provisions of the Investment Company Act of 1940 (the "1940 Act") and Tremont's ceasing to own a majority of TIMET's common stock following the acquisition by TIMET in February 1996 of the IMI titanium businesses, Tremont might arguably be deemed to have become an "investment company" under the 1940 Act, despite the fact that Tremont does not now engage, nor has it engaged or intended to engage in the business of investing, reinvesting, owning, holding or trading of securities. Tremont has taken the steps necessary to give itself the benefits of a temporary exemption under the 1940 Act and has sought an order from the Commission that Tremont is primarily engaged, through TIMET and NL, in a non-investment company business. Tremont intends to study the future direction and opportunities available to Tremont with a view to obviating any argument concerning Tremont's possible status as an investment company under the 1940 Act. Based upon current trends, the Company believes another exemption may be available to it under the 1940 Act should the Commission deny Tremont's application for an exemptive order.

TIMET

         Summarized balance sheet and cash flow information reported by TIMET is presented below.


                                                             December 31, MARCH 31,
                                                                1996        1997
                                                              ---------   ---------
                                                                  (In millions)
 Cash and cash equivalents                                    $    86.5   $    78.5

 Other current assets                                             284.5       309.1

 Goodwill and other intangible assets                              86.7        81.2

 Other noncurrent assets                                           25.7        24.4

 Property and equipment, net                                      219.6       227.6
                                                              ---------   ---------

                                                              $   703.0   $   720.8
                                                              =========   =========

 Current liabilities                                          $   112.8   $   120.6

 Noncurrent liabilities                                            58.5        55.5
 Minority interest - TIMET-obligated mandatorily redeemable
    preferred securities of subsidiary trust holding solely

    subordinated debt securities                                  201.3       201.3

 Other minority interest                                            4.2         4.6

 Stockholders' equity                                             326.2       338.8
                                                              ---------   ---------

                                                              $   703.0   $   720.8
                                                              =========   =========

                                                            Three months ended
                                                                March 31,
                                                           --------------------
                                                             1996        1997
                                                           --------    --------
                                                              (In millions)
 Net cash provided (used) by:

    Operating activities                                   $  (11.0)   $    4.8
    Investing and financing activities:

      Capital expenditures                                     (2.4)      (10.1)

      Business acquisitions                                    (2.3)        (.5)

      Other investing, net                                       .2        --

      Net borrowings (repayments)                              14.0        (2.4)

    Cash acquired                                               1.9        --

    Currency translation                                       --            .2
                                                           --------    --------


                                                           $     .4    $   (8.0)
                                                           ========    ========
 Cash paid for:

    Interest                                               $    2.3    $    3.8

    Income taxes                                               --            .3

          TIMET's financial position has significantly improved since the beginning of 1996 through the combined effects of (i) improved industry conditions, (ii) acquisitions made during 1996, (iii) TIMET's June 1996 initial public stock offering and (iv) the November 1996 issuance of the Convertible Preferred Securities.

          At March 31, 1997, TIMET had $78 million of cash and equivalents and $132 million of borrowing availability under its existing U.S. and European bank credit lines. Indebtedness consisted primarily of capital lease obligations related to certain of its European manufacturing facilities and a relatively nominal amount of European working capital borrowings. The Convertible Preferred Securities do not require principal amortization and TIMET has the right to defer interest payments for one or more periods of up to 20 consecutive quarters each.

          Operating activities. Reflecting improved operating results, cash provided by operating activities (before changes in assets and liabilities) was $23 million in the 1997 period compared to $9 million in the 1996 period. Changes in assets and liabilities used approximately $18 million of cash in 1997, about $2 million less than in the first quarter of 1996 despite the higher levels of working capital necessary to support the higher production and sales levels. TIMET's goal is to better manage working capital such that both "days sales outstanding" in receivables and "days sales in inventory" improve in 1997 over year-end 1996.

          Investing activities. TIMET estimates capital expeditures for all of 1997 to be about $60 million, including capacity expansion and a major project to redesign business processes and implement integrated information systems throughout TIMET. About one-third of planned capital expenditures in 1997 relate to capacity expansion projects, the largest of which is a 20 million pound electron beam furnace to be completed in the second half of 1998. Capital spending related to the business process/information systems project is currently estimated at over $30 million during the next few years, about one-half of which is expected to be incurred in 1997.

         TIMET's strategy for developing new markets and uses for titanium includes providing funds to third parties to prove out a new use or uses of titanium. In this regard, during March 1997 TIMET agreed to invest up to approximately $5 million in Titanium Memory Systems, Inc. ("TMS") for an approximate 20% equity interest in TMS and funded approximately $3 million of this amount in April 1997. The funds will be used by TMS to continue its development and initial production of a titanium substrate for use in computer hard disk drives.

          Financing activities. Debt repayments in 1997 related primarily to reductions in European working capital borrowings, including amounts due to CEZUS, the 30% minority owner in TIMET Savoie. Borrowings in the first quarter of 1996 were primarily to fund working capital needs and capital expenditures. TIMET is negotiating to increase its borrowing availability, and expects, among other things, to be able to reduce current restrictions on use of borrowed proceeds in order to further enhance its financial flexibility and to lower the cost of borrowings.

          TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past and may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests, refinance or restructure indebtedness, repurchase shares of capital stock, sell other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, TIMET may investigate, evaluate and discuss acquisition, joint venture and other business combination opportunities in the titanium, specialty metal and related industries, and in this regard TIMET has been exploring a potential strategic relationship with a large titanium producer in Russia. In the event of any future acquisition or joint venture opportunities, TIMET may consider using available cash, issuing equity securities or incurring indebtedness.

NL Industries

          Summarized balance sheet and cash flow information reported by NL is presented below.

                                                        December 31,   MARCH 31,
                                                            1996         1997
                                                          --------     --------
                                                              (In millions)
 Cash and cash equivalents                                $  114.1     $   77.7
 Other current assets                                        386.1        367.0
 Noncurrent securities                                        23.7         25.3
 Investment in joint ventures                                181.5        179.3
 Other noncurrent assets                                      49.9         50.9
 Property and equipment                                      466.0        441.2
                                                          --------     --------

                                                          $1,221.3     $1,141.4
                                                          ========     ========

 Current liabilities                                      $  290.4     $  224.5
 Long-term debt                                              737.1        746.6
 Deferred  income taxes                                      151.2        143.2
 Accrued OPEB cost                                            55.9         54.8
 Environmental liabilities                                   106.8        130.9
 Other noncurrent liabilities                                 83.2         78.4
 Minority interest                                              .2           .2
 Stockholders' deficit:
    Capital and retained earnings                            (84.3)      (119.8)
    Adjustments, principally foreign
      currency translation                                  (119.2)      (117.4)
                                                          --------     --------
                                                            (203.5)      (237.2)
                                                          --------     --------

                                                          $1,221.3     $1,141.4
                                                          ========     ========

                                                            Three months ended
                                                                 March 31,
                                                            -------------------
                                                              1996        1997
                                                            -------     -------
                                                               (In millions)
 Net cash provided (used) by:
    Operating activities                                    $ (31.3)    $   7.3
    Investing and financing activities:
      Capital expenditures                                    (12.3)       (8.9)
      Other investing activities, net                          (3.7)        2.5
      Net borrowings (repayments)                              25.1       (36.0)
      Other financing activities, net                          (5.5)         .2
                                                            -------     -------

                                                            $ (27.7)    $ (34.9)
                                                            =======     =======
 Cash paid for:
    Interest, net of amounts capitalized                    $   6.6     $   7.2
    Income taxes                                                6.6        (4.4)

         The TiO(2) industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. Cash flows from operations before change in assets and liabilities in the 1997 period declined from the comparable period in 1996 due to lower operating income. Changes in NL's inventories, receivables and payables (excluding the effect of currency translation) used cash in both the first quarter of 1996 and 1997; however, the cash used in the first quarter of 1997 was significantly less than the first quarter of 1996 due to cash provided from reductions in inventory levels in the 1997 period.

         Certain of NL's income tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. NL has previously reached an agreement with the German tax authorities, and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. Certain other significant German tax contingencies remain outstanding and will continue to be litigated. NL has received certain tax assessments aggregating DM 130 million ($77 million), including interest, for years through 1996 and expects to receive tax assessments for an additional DM 20 million ($12 million) related to these remaining tax contingencies. No payments of tax or interest deficiencies related to these assessments will be required until the litigation is resolved, which NL anticipates may take approximately two to five years. Although NL believes that it will ultimately prevail, NL has granted a DM 100 million ($59 million at March 31, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

         In order to improve its near-term liquidity, NL refinanced its Rheox subsidiary during January 1997, obtaining a net $125 million of new long-term financing. The net proceeds, along with other available funds, were used to prepay DM 207 million ($127 million when paid) of NL's DM term loan and to repay DM 43 million ($26 million when paid) of NL's DM revolving credit facility. As a result of the refinancing and prepayment, NL's aggregate scheduled debt payments for 1997 and 1998 decreased by $103 million ($64 million in 1997 and $39 million in 1998). In connection with the prepayment, NL and its lenders modified certain financial covenants of the DM credit agreement and NL Industries guaranteed the facility. At March 31, 1997, NL was in compliance with all financial covenants governing its debt agreements.

         In addition to the above refinancing and prepayment, NL repaid $3.9 million of the joint venture term loan in the first quarter of 1997.

         At March 31, 1997, NL had cash and cash equivalents aggregating $78 million (51% held by non-U.S. subsidiaries), including restricted cash and cash equivalents of $9 million. NL's subsidiaries had $9 million and $94 million available for borrowing at March 31, 1997 under existing U.S. and non-U.S. credit facilities, respectively.

         NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has adequate accruals ($140 million at March 31, 1997) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $185 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

         NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot be reasonably estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

         NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry. In the event of any such transactions, NL may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

                           PART II. OTHER INFORMATION


Item 1.      LEGAL PROCEEDINGS.

         Reference is made to the 1996 Annual Report for descriptions of certain legal proceedings.

         Information called for by this item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 -- "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, attached hereto as Exhibit 99.1.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:


                10.1 Intercorporate Services Agreement by and between Contran Corporation and NL effective as of January 1, 1997, incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1997.

                10.2 Intercorporate Services Agreement by and between Valhi, Inc. and NL effective as of January 1, 1997, incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1997.

                10.3 Intercorporate Services Agreement by and between Tremont and NL effective as of January 1, 1997, incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1997.

                10.4 Intercorporate Services Agreement by and between TIMET and NL effective as of January 1, 1997, incorporated by reference to Exhibit 10.5 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1997.

                10.5 Intercorporate Services Agreement by and between TIMET and Tremont effective as of January 1, 1997, incorporated by reference to Exhibit 10.2 of TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended March 31, 1997.

                10.6 Intercorporate Services Agreement by and between Contran Corporation and Tremont effective as of January 1, 1997.

                27.1 Financial Data Schedule for the three-month period ended March 31, 1997.


                99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed by NL Industries, Inc. (File No. 1-640).

         (b) Reports on Form 8-K filed by the Registrant for the quarter ended March 31, 1997 and for the month of April 1997:

              February 6, 1997   -   Reported Items 5 and 7
              February 14, 1997  -   Reported Items 5 and 7
              April 25, 1997     -   Reported Items 5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TREMONT CORPORATION
                                      -----------------------------------------
                                                (Registrant)




Date: May 14, 1997                 By /s/ Joseph S. Compofelice
----------------------                -----------------------------------------
                                      Joseph S. Compofelice
                                      Vice President and
                                      Chief Financial Officer




                                   By /s/ J. Thomas Montgomery, Jr.
                                      -----------------------------------------
                                      J. Thomas Montgomery, Jr.
                                      Vice President - Controller and Treasurer
                                        (Chief Accounting Officer)

                              INDEX TO EXHIBITS



              EXHIBIT
              NUMBER            DESCRIPTION
              -------           -----------

                10.1     Intercorporate Services Agreement by and between
                         Contran Corporation and NL effective as of January 1,
                         1997, incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1997.

                10.2     Intercorporate Services Agreement by and between
                         Valhi, Inc. and NL effective as of January 1, 1997, incorporated by reference to Exhibit 10.3 of NL's
                         Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1997.

                10.3     Intercorporate Services Agreement by and between
                         Tremont and NL effective as of January 1, 1997, incorporated by reference to Exhibit 10.4 of NL's
                         Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1997.

                10.4 Intercorporate Services Agreement by and between TIMET and NL effective as of January 1, 1997, incorporated by reference to Exhibit 10.5 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended
                         March 31, 1997.

                10.5 Intercorporate Services Agreement by and between TIMET and Tremont effective as of January 1, 1997, incorporated by reference to Exhibit 10.2 of TIMET's
                         Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended March 31, 1997.

                10.6     Intercorporate Services Agreement by and between
                         Contran Corporation and Tremont effective as of January 1, 1997.

                27.1 Financial Data Schedule for the three-month period ended March 31, 1997.


                99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed by NL
                         Industries, Inc. (File No. 1-640).