Form 10-Q
period 1997-06-30
TREMONT CORPORATION
filed 1997-08-08
CIK 842718

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1997
                                                  -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10126
                                                -------



                              Tremont Corporation
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  76-0262791
  ---------------------------------               -----------------------
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                    Identification No.)



               1999 Broadway, Suite 4300, Denver, Colorado 80202
            -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)




       Registrant's telephone number, including area code: (303) 296-5652
                                                          ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                         Yes [ X ]    No [   ]


Number of shares of common stock outstanding on July 31, 1997:  6,874,108
                                                              ------------

                          FORWARD-LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources," both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties. Actual results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those in the portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of the commercial aerospace industry, future global economic conditions, global productive capacity and pricing outlook of titanium metals and TiO2.

                              TREMONT CORPORATION

                                     INDEX


                                                                                  Page
                                                                                 number
                                                                                 ------
PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements.

                    Consolidated Balance Sheets - December 31, 1996 and
                      June 30, 1997                                                2-3

                    Consolidated Statements of Operations - Three months and
                      Six months ended June 30, 1996 and 1997                        4

                    Consolidated Statements of Cash Flows - Six months
                      ended June 30, 1996 and 1997                                   5

                    Consolidated Statement of Stockholders' Equity - Six
                      months ended  June 30, 1997                                    6

                    Notes to Consolidated Financial Statements                     7-9

         Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.                                 10-22

PART II.     OTHER INFORMATION

         Item 1.    Legal Proceedings.                                              23

         Item 4.    Submission of Matters to a Vote of Security Holders.            23

         Item 6.    Exhibits and Reports on Form 8-K.                               24

                              TREMONT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                     December 31,     JUNE 30,
            ASSETS                       1996           1997
                                     ------------   ------------
Current assets:
   Cash and cash equivalents         $     68,035   $     49,984
   Accounts and notes receivable            6,445          6,180
   Receivable from related parties          1,026            995
   Prepaid expenses                         1,785             55
                                     ------------   ------------

     Total current assets                  77,291         57,214
                                     ------------   ------------


Other assets:
   Investment in TIMET                     98,479        108,905
   Investment in NL Industries             26,724         14,893
   Investment in joint ventures             6,937         10,201
   Receivable from related parties          4,722          4,431
   Other                                    8,656         10,305
                                     ------------   ------------

     Total other assets                   145,518        148,735
                                     ------------   ------------

Net property and equipment                    714            702
                                     ------------   ------------

                                     $    223,523   $    206,651
                                     ============   ============

                              TREMONT CORPORATION

                                 (In thousands)



                                            December 31,      JUNE 30,
   LIABILITIES AND STOCKHOLDERS' EQUITY         1996            1997
                                            ------------    ------------
Current liabilities:
   Accrued liabilities                      $      7,336    $      4,680
   Payable to related parties                        225             727
   Income taxes                                      112             711
                                            ------------    ------------

     Total current liabilities                     7,673           6,118
                                            ------------    ------------

Noncurrent liabilities:
   Insurance claims and claim expenses            12,867          14,392
   Accrued postretirement benefit cost            22,072          21,656
   Deferred income taxes                          16,319          19,304
   Other                                           4,677           4,892
                                            ------------    ------------

     Total noncurrent liabilities                 55,935          60,244
                                            ------------    ------------

Minority interest                                  1,886           2,969
                                            ------------    ------------

Stockholders' equity:
   Common stock                                    7,640           7,685
   Additional paid-in capital                    273,780         274,582
   Accumulated deficit                          (116,834)       (114,807)
   Adjustments:
     Currency translation                         (2,764)         (6,121)
     Marketable securities                           702           1,077
     Pension liabilities                            (899)           (899)
                                            ------------    ------------
                                                 161,625         161,517
   Less treasury stock, at cost                    3,596          24,197
                                            ------------    ------------

     Total stockholders' equity                  158,029         137,320
                                            ------------    ------------

                                            $    223,523    $    206,651
                                            ============    ============



Commitments and contingencies (Note 1).



          See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)



                                       Three months ended       Six months ended
                                            June 30,                June 30,
                                      --------------------    --------------------
                                        1996        1997        1996        1997
                                      --------    --------    --------    --------
Equity in earnings (loss) of:
   TIMET                              $  3,317    $  6,151    $  4,641    $ 10,928
   NL Industries                         1,201        (390)      2,651      (7,609)
   Other joint ventures                    673         353         673       4,304
                                      --------    --------    --------    --------
                                         5,191       6,114       7,965       7,623

Gain on sale of TIMET stock             27,599          --      27,599          --
Corporate income (expense), net         (2,351)      1,079      (2,717)      1,093
Interest expense                          (144)         --        (274)         --
                                      --------    --------    --------    --------

     Income before income taxes         30,295       7,193      32,573       8,716

Income tax expense                       6,053       2,658       6,053       5,606
Minority interest                          125          94         182       1,083
                                      --------    --------    --------    --------

     Net income                       $ 24,117    $  4,441    $ 26,338    $  2,027
                                      ========    ========    ========    ========

Net income per share                  $   3.14    $    .62    $   3.44    $    .28
                                      ========    ========    ========    ========

Weighted average shares outstanding      7,675       7,125       7,646       7,285
                                      ========    ========    ========    ========


          See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended June 30, 1996 and 1997

                                 (In thousands)



                                                         1996        1997
                                                       --------    --------
Cash flows from operating activities:
   Net income                                          $ 26,338    $  2,027
   Earnings of affiliates, net of distributions          (5,818)     (6,602)
   Gain on sale of TIMET stock                          (27,599)         --
   Deferred income taxes                                  3,407       4,824
   Minority interest                                        182       1,083
   Other, net                                               (21)     (1,597)
   Change in assets and liabilities:
     Accounts and notes receivable                         (179)        271
     Accounts with related parties                         (494)        855
     Accounts payable and accrued liabilities             1,762      (2,656)
     Income taxes                                         2,869         601
     Other, net                                             (99)      1,741
                                                       --------    --------

     Net cash provided from operating activities            348         547
                                                       --------    --------

Cash flows from investing activities:
   Collection of loans to related party                  22,460          --
   Proceeds from disposition of:
     TIMET common stock, net                             46,898          --
     Property held for sale                               3,000          --
     Oil and gas production well interest                    --       1,206
   Purchases of securities                               (1,280)       (174)
   Other, net                                               274         200
                                                       --------    --------

     Net cash provided from investing activities         71,352       1,232
                                                       --------    --------

Cash flows from financing activities:
   Repurchases of common stock                               --     (20,601)
   Related party loan repayments                         (3,500)         --
   Borrowings from related parties                           50          --
   Reductions of indebtedness                            (2,500)         --
   Other                                                    603         771
                                                       --------    --------

     Net cash used by financing activities               (5,347)    (19,830)
                                                       --------    --------

Net increase (decrease) in cash and cash equivalents     66,353     (18,051)
Balance at beginning of period                            2,650      68,035
                                                       --------    --------

Balance at end of period                               $ 69,003    $ 49,984
                                                       ========    ========

Supplemental disclosures - cash paid for:
   Interest                                            $    182    $     --
   Income taxes (received)                                 (223)        184




         See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Six Months ended June 30, 1997
                                 (in thousands)


                                                                                  Adjustments
                                          Additional               -------------------------------------                Total
                                Common      paid-in   Accumulated   Currency      Marketable   Pension    Treasury   Stockholders'
                                 stock      capital     deficit    translation    securities liabilities    stock      equity
                               ---------  ----------  -----------  -----------    ---------  -----------  ---------  ------------
Balance at December 31, 1996   $   7,640   $ 273,780   $(116,834)   $  (2,764)   $     702   $    (899)   $  (3,596)   $ 158,029

Net income                            --          --       2,027           --           --          --           --        2,027
Repurchases of common stock           --          --          --           --           --          --      (20,601)     (20,601)
Common stock issued                   45         726          --           --           --          --           --          771
Adjustments, net                      --          --          --       (3,357)         375          --           --       (2,982)
Other                                 --          76          --           --           --          --           --           76
                               ---------   ---------   ---------    ---------    ---------   ---------    ---------    ---------

Balance at June 30, 1997       $   7,685   $ 274,582   $(114,807)   $  (6,121)   $   1,077   $    (899)   $ (24,197)   $ 137,320
                               =========   =========   =========    =========    =========   =========    =========    =========





          See accompanying notes to consolidated financial statements

                              TREMONT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

         Tremont Corporation is principally a holding company with operations conducted through 30%-owned Titanium Metals Corporation ("TIMET"), 18%-owned NL Industries, Inc. and other joint ventures of 75%-owned TRECO L.L.C. Contran Corporation and other entities related to Harold C. Simmons hold (i) approximately 46% of Tremont's outstanding common stock and (ii) approximately 74% of NL's outstanding common stock (including 18% of NL held by Tremont). Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons may be deemed to control each of Contran, Tremont, NL and TIMET.

         The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1997 and the consolidated statements of operations and cash flows for the interim periods ended June 30, 1996 and 1997 and the consolidated statement of stockholders' equity for the interim period ended June 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

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

Note 2 - Earnings per share:

         Net income per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. Antidilutive securities are excluded from the calculation. The Company will retroactively adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective December 31, 1997. Basic earnings per share and diluted earnings per share pursuant to SFAS No. 128 would not have been materially different from earnings per share presented herein.

Note 3 - Unconsolidated affiliates and joint ventures:

         See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for summarized information relating to the results of operations, financial position and cash flows of TIMET and NL, which information is incorporated herein by reference.

TIMET

         Tremont holds 9.5 million shares, or 30%, of TIMET's outstanding common stock. At June 30, 1997, the net carrying amount of the Company's investment in TIMET was approximately $11.43 per share, while the market price of TIMET common stock was $31.625 per share. Tremont also holds an option, acquired from IMI plc in 1996 and expiring in February 1999, to acquire 1.5 million shares of TIMET common stock from IMI for an aggregate purchase price of $12 million ($7.95 per TIMET share).

NL Industries

         Tremont holds 9.1 million shares, or 18%, of NL's outstanding common stock. At June 30, 1997, the net carrying amount of the Company's investment in NL was approximately $1.64 per share while the market price of NL common stock was $14.50 per share.

Joint Ventures

         Investment in joint ventures represents holdings of 75%-owned TRECO, which is principally comprised of (i) a 12% direct interest in Victory Valley Land Company, L.P. ("VVLC"), which is actively engaged in efforts to develop certain real estate, and (ii) a 32% equity interest in Basic Investments, Inc. ("BII"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located. BII, through a wholly-owned subsidiary, owns an additional 50% interest in VVLC.

Note 4 - Stockholders' equity:

         In February 1997, Tremont's Board of Directors authorized the repurchase of up to 2 million shares of Tremont common stock in open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. During the six months ended June 30, 1997, the Company repurchased 560,300 shares of its common stock for approximately $20.6 million and during July 1997 repurchased an additional 78,800 shares for approximately $3.6 million.

Note 5 - Accrued liabilities:

                              December 31,     JUNE 30,
                                  1996           1997
                              ------------   ------------
                                    (In thousands)
Postretirement benefit cost   $      1,924   $      1,924
Other employee benefits              1,107            233
Environmental cost                     300            360
Legal costs                            546            653
Miscellaneous taxes                    256            147
Other                                3,203          1,363
                              ------------   ------------

                              $      7,336   $      4,680
                              ============   ============


Note 6 - Income taxes:

         The difference between the Company's income tax expense in the 1997 periods and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is primarily due to no tax benefit being recognized on equity in NL's losses. In the 1996 periods, the variance was due principally to a reduction in the deferred tax valuation allowance to reflect current utilization of U.S. net operating loss carryforwards ("NOL's").

Note 7 - Related party transactions:

         Receivables from related parties principally represent amounts due from NL and Baroid Corporation under insurance loss sharing arrangements and amounts due from TIMET pursuant to compensation arrangements. Current payables to related parties include amounts due to Contran, NL and TIMET under intercorporate services arrangements.

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

         The Company reported second quarter net income of $4.4 million, or $.62 per share, compared to $24.1 million, or $3.14 per share, for the same quarter in 1996. For the first six months of 1997, Tremont reported net income of $2.0 million, or $.28 per share, compared to $26.3 million, or $3.44 per share, for the same period in 1996. Tremont recognized a $27.6 million pretax gain on the sale of TIMET stock in the second quarter of 1996.

         The Company's equity in earnings of 30%-owned TIMET was $6.1 million in the second quarter of 1997 compared to $3.3 million in the second quarter of 1996. TIMET reported net income of $20.3 million in the second quarter of 1997 on sales of $181.4 million, up from net income of $8.1 million for the second quarter of 1996. The significant improvement in TIMET's titanium metals business was driven by price increases and a 30% increase in mill product volume compared to the second quarter of 1996.

         The Company's equity in earnings of 18%-owned NL Industries was a loss of $.4 million in the second quarter of 1997 compared to income of $1.2 million in the second quarter of 1996. NL reported net income of $2.3 million in the second quarter of 1997 on sales of $253 million compared to net income of $11.9 million in the same quarter of 1996. NL's second quarter average selling prices for titanium dioxide pigments ("TiO2") were 3% higher than the first quarter of 1997 and 8% below year-ago levels.

         The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnership. General corporate income, net in the second quarter of 1997 included $1.2 million related to the sale of certain oil and gas production interests. The Company's income tax rate in 1997 approximates the statutory rate except that no benefit is recognized on NL's losses.

         Based on continuing strength in the titanium metals business, especially in aerospace, the strong demand and increasing prices NL is experiencing for TiO2, the Company believes it will be profitable during the last half of 1997.

TIMET

                        Three months ended             Six months ended
                              June 30,                     June 30,
                        ------------------             ----------------
                          1996      1997     Change     1996      1997    Change
                         ------    ------    ------    ------    ------   ------
                                               (In millions)
 Net sales               $118.8    $181.4    $ 62.6    $226.4    $348.4   $122.0
                         ======    ======    ======    ======    ======   ======

 Operating income        $ 13.7    $ 32.8    $ 19.1    $ 20.6    $ 59.4   $ 38.8
 Corporate income, net       .5       1.4                  .4       2.4
 Interest expense          (3.3)     (3.8)               (6.9)     (7.9)
                         ------    ------              ------    ------
                           10.9      30.4    $ 19.5      14.1      53.9   $ 39.8

 Income tax expense         2.8       9.4                 3.5      16.6
 Minority interest           --        .7                  .4       1.2
                         ------    ------              ------    ------

 Net income              $  8.1    $ 20.3    $ 12.2    $ 10.2    $ 36.1   $ 25.9
                         ======    ======    ======    ======    ======   ======

 Tremont's equity in
     TIMET's earnings    $  3.3    $  6.1    $  2.8    $  4.6    $ 10.9   $  6.3
                         ======    ======    ======    ======    ======   ======

         The Company's equity in TIMET's earnings for the 1996 periods differs from the amounts that would be expected by applying Tremont's current 30%-ownership percentage to TIMET's separately-reported earnings because of changes in Tremont's level of ownership in TIMET during the first quarter of 1996.

         As previously reported, TIMET completed certain acquisitions during 1996 and early 1997, principally IMI's titanium metals business in February 1996 and the assets of Axel Johnson Metals ("AJM") in October 1996. On a pro forma basis assuming the IMI and AJM acquisitions had occurred at the beginning of 1996, TIMET's (i) net sales for the second quarter of 1996 were $141.1 million, operating income was $14.7 million, net income was $7.0 million and net income per share was $.26 and (ii) net sales for the six months ended June 30, 1996 were $265.0 million, operating income was $19.0 million, net income was $5.7 million and net income per share was $.22. The pro forma effect of the previously-reported TISTO (July 1996), TIMET Savoie (August 1996), and LASAB (January 1997) transactions is not material. The above TIMET pro forma financial information is not necessarily indicative of the operating results that might have occurred if the IMI and AJM acquisitions had actually been completed at the beginning of 1996.

          The significant improvement in 1997 earnings was driven by price increases and a 25% increase in mill products volume compared to the first six months of 1996. Titanium mill products shipments in the second quarter were a record 8.2 million pounds (15.6 million pounds for the 1997 six-month period). The average selling price of mill products shipped in the second quarter of 1997 was $16.18 per pound compared to $14.54 in the second quarter of 1996 and $16.00 in the first quarter of 1997. TIMET's operating income margin increased to 18.1% in the second quarter of 1997, significantly above year-ago levels, and up from 15.9% in the first quarter of 1997.

          The higher average selling prices reflect the pass-through of cost increases, particularly raw material costs, real price increases associated with increased market demand and product mix. Although TIMET and the titanium industry are continuing to experience increases in the cost of certain raw materials, TIMET's higher selling prices have more than offset those cost increases. Firm order backlog at June 30, 1997 was approximately $485 million, up from $440 million at year-end 1996. Average prices on recent orders have continued to be above prior period levels.

          Operating levels at TIMET's plants in 1997 were generally higher than in the comparable 1996 period and contributed to the improved operating results. However, operating levels at one of TIMET's two casting facilities, which facility primarily produced for non-aerospace markets, were well below 1996 levels and negatively impacted earnings. Total worldwide employment at June 30, 1997 approximated 3,050 compared to 2,950 at year-end 1996 and 3,050 one year ago (proforma for the AJM acquisition).

          Operating income in the first half of 1996 included special charges of $4.3 million related to the IMI titanium acquisition.

          Interest expense in the first half of 1997 includes $6.8 million related to TIMET's Convertible Preferred Securities issued in November 1996. Interest in the 1996 period relates primarily to indebtedness repaid with the proceeds of TIMET's June 1996 initial public stock offering.

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

          TIMET operates in several tax jurisdictions and is subject to varying income tax rates. For financial reporting purposes, TIMET has previously recognized substantially all of its net operating loss and other carryforwards, and, accordingly, its effective income tax rate in 1997 was higher than in 1996. Such effective rate for the full year 1997 may vary slightly from that in the first half of the year due to the combined effects of state income taxes and varying non-U.S. rates.

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

          NL's chemical operations are conducted in two business segments - TiO2 conducted by Kronos and specialty chemicals conducted by Rheox.

                                 Three months ended                   Six months ended
                                      June 30,                            June 30,
                                  ----------------                    ----------------
                                  1996        1997      Change        1996        1997       Change
                                  ----        ----      ------        ----        ----       ------
                                               (In millions, except percentages)
Net sales:
   Kronos                       $  228.3    $  214.4       -6%      $  434.6    $  418.8        -4%
   Rheox                            34.9        38.4      +10%          69.0        73.5        +7%
                                --------    --------                --------    --------

                                $  263.2    $  252.8       -4%      $  503.6    $  492.3        -2%
                                ========    ========   =======      ========    ========    =======
Operating income:
   Kronos                       $   25.4    $   16.8      -34%      $   54.9    $   25.5       -54%
   Rheox                            10.7        12.2      +14%          23.1        22.3        -3%
                                --------    --------                --------    --------

                                    36.1        29.0      -20%          78.0        47.8       -39%
General corporate items:
   Securities earnings, net          1.1          .5                     2.4         1.2
   Expenses, net                    (1.7)       (5.1)                   (6.6)      (39.1)
   Interest expense                (18.5)      (19.4)                  (37.6)      (38.4)
                                --------    --------                --------    --------
                                    17.0         5.0   $(12.0)          36.2       (28.5)   $(64.7)
Income tax expense                  (5.1)       (2.7)                  (10.8)       (5.0)
                                --------    --------                --------    --------

   Net income (loss)            $   11.9    $    2.3   $  (9.6)     $   25.4    $  (33.5)   $ (58.9)
                                ========    ========   =======      ========    ========    =======


Tremont's equity in NL's
   earnings, including
   amortization of basis
   differences                  $    1.2    $    (.4)  $  (1.6)     $    2.7    $   (7.6)   $ (10.3)
                                ========    ========   =======      ========    ========    =======

         Kronos' TiO2 operating income in the second quarter and first half of 1997 decreased from the comparable periods in 1996 due to lower average TiO2 selling prices, partially offset by higher production and sales volumes. Kronos' average TiO2 selling prices for the second quarter of 1997 were 3% higher than the first quarter of 1997 and 8% lower than the second quarter of 1996. Selling prices at the end of the second quarter of 1997 were 1% higher than the average for the quarter. Kronos achieved record second quarter sales volumes, reflecting continued strong TiO2 demand. Kronos' second quarter and six months sales volumes increased 9% and 14%, respectively, from the year-earlier periods with higher sales volumes worldwide. While Kronos currently expects its full-year 1997 TiO2 sales volumes will be higher than the full-year 1996 volumes, TiO2 sales volumes in the last half of 1997 are expected to be lower than the first half of 1997. Kronos' operating income in the second quarter of 1997 includes a $2.7 million gain related to the sale of surplus assets.

         Although Kronos expects further increases in its TiO2 selling prices during the second half of 1997, Kronos expects its full-year 1997 operating income will be below that of 1996, due to lower anticipated average TiO2 prices for full-year 1997 compared to 1996. Kronos' cost of sales as a percentage of net sales increased in the second quarter and first half of 1997 due to lower average prices in both periods of 1997 compared to 1996. Kronos' selling, general and administrative expenses decreased in the second quarter and first half of 1997 due to favorable effects of foreign currency translation, partially offset by higher distribution expenses associated with higher 1997 sales volumes.

         Rheox's operating income for the second quarter of 1997 increased 14% compared to the second quarter of 1996 on higher sales volumes and slightly higher selling prices. As a result, Rheox's operating income in the first half of 1997 was $1.9 million higher than the 1996 period, excluding a first-quarter 1996 $2.7 million gain related to the curtailment of certain U.S. employee pension benefits. Rheox's cost of sales as a percentage of net sales in the second quarter and first half of 1997 were comparable to the respective 1996 periods. Selling, general and administrative expenses increased in the second quarter and first half of 1997 compared to the 1996 periods primarily due to higher selling and distribution expenses associated with higher 1997 sales volumes and higher variable compensation expense.

         A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the second quarter and first half of 1997 by $13 million and $22 million, respectively, compared to the comparable 1996 periods. In addition, a portion of the net sales generated from NL's non-U.S. operations are billed in U.S. dollars, and exchange rate fluctuations do not impact such net sales. Operating margins on such net sales improved compared to 1996 as operating costs are lower in U.S. dollar terms due to exchange rate fluctuations. Consequently, fluctuations in the value of the U.S. dollar relative to other currencies increased operating income in the second quarter and first half of 1997 compared with the same periods in 1996.

          Securities earnings declined due to lower average balances available for investment. Corporate expenses, net was higher in the second quarter of 1997 compared to the same period in 1996 primarily due to a $2.8 million gain recognized in the second quarter of 1996 related to the settlement of certain litigation in which NL was a plaintiff. Corporate expenses, net in the first half of 1997 was higher than the comparable period in 1996 due to the $30 million noncash charge related to NL's adoption of SOP No. 96-1, "Environmental Remediation Liabilities." This charge is included in selling, general and administrative expense in NL's Consolidated Statements of Operations. Interest expense was higher in the second quarter and first half of 1997 primarily due to higher variable interest rates and higher average principal balances.

Other Joint Ventures

          Earnings of other joint ventures principally represents earnings from land sales made by the VVLC real estate development partnership. Land sales can vary significantly from period to period.

Tremont - Corporate

          Corporate income, net in the first half of 1997 includes $1.5 million of interest income from invested cash and a $1.2 million gain on sale of oil and gas production well interests.

          The Company's income tax rate in the first half of 1997 approximated the statutory federal tax rate except that no tax benefit was recognized on Tremont's equity in losses from its investment in NL. This relationship is expected to continue for the remainder of 1997.

          The Company's income tax rate in the 1996 period varied from the statutory rate principally due to a reduction in the deferred tax valuation allowance to reflect the current utilization of NOL's.

                        LIQUIDITY AND CAPITAL RESOURCES

Tremont

         The Company had cash and cash equivalents of $50 million at June 30, 1997. Tremont's 9.5 million shares of TIMET common stock and 9.1 million shares of NL common stock had a market value of about $301 million and $131 million, respectively, at June 30, 1997. Tremont also has the right to acquire 1.5 million shares of TIMET's common stock from IMI with a June 30, 1997 market value of $47 million for an aggregate purchase price of $12 million. At June 30, 1997, Tremont also had approximately $15 million of letters of credit outstanding under a third party credit agreement.

         The Company's equity in earnings of affiliates are primarily noncash. The Company received a $1 million cash dividend from VVLC in 1997 primarily to cover taxes associated with VVLC's income from land sales. In the 1996 period, NL paid a cash dividend of $.10 per NL share aggregating $.9 million. NL suspended dividends in October 1996 and is currently unable to pay dividends due to restrictions under certain of its debt agreements. TIMET did not pay any cash dividends during 1996 or 1997. TIMET's new bank credit agreement generally limits dividend payments to approximately 25% of TIMET's net income and TIMET's Convertible Preferred Securities may also, under certain circumstances, limit TIMET's ability to pay dividends. Relative changes in assets and liabilities did not materially impact the Company's cash flow from operating activities.

         In February 1997, Tremont's Board of Directors authorized the repurchase of up to 2 million shares of Tremont common stock in open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. During the six months ended June 30, 1997, the Company repurchased 560,300 shares of its common stock for approximately $20.6 million and during July 1997, the Company repurchased an additional 78,800 shares for approximately $3.6 million.

         In the second quarter of 1996, Tremont's intercompany loans plus accrued interest due from TIMET aggregating $22.5 million were repaid with a portion of the net proceeds TIMET received from its IPO in June 1996. Additionally, in conjunction with the public offering, Tremont sold 2.2 million shares of TIMET common stock with net proceeds of approximately $47 million and recognized a pre-tax gain of $27.6 million. In June 1996, Tremont repaid the amount outstanding under the revolving credit agreement with Contran Corporation and terminated the facility. Also during the first half of 1996, the Company received $3 million from the sale of surplus property and repaid a $2.5 million margin loan from an investment bank.

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

         As previously reported, based upon the technical provisions of the Investment Company Act of 1940 (the "1940 Act") and Tremont's ceasing to own a majority of TIMET's common stock following the IMI titanium acquisition by TIMET in February 1996, Tremont might arguably be deemed to have become an "investment company" under the 1940 Act, despite the fact that Tremont does not now engage, nor has it engaged or intended to engage in the business of investing, reinvesting, owning, holding or trading of securities. Tremont has taken the steps necessary to give itself the benefits of a temporary exemption under the 1940 Act and has sought an order from the Commission that Tremont is primarily engaged, through TIMET and NL, in a non-investment company business. Tremont intends to study the future direction and opportunities available to Tremont with a view to obviating any argument concerning Tremont's possible status as an investment company under the 1940 Act. The Company believes another exemption may be currently available to it under the 1940 Act should the Commission deny Tremont's application for an exemptive order.

TIMET

         Summarized balance sheet and cash flow information reported by TIMET is presented below.

                                                             December 31, JUNE 30,
                                                                 1996       1997
                                                               --------   --------
                                                                  (In millions)
Cash and cash equivalents                                      $   86.5   $   83.7
Other current assets                                              284.5      313.7
Goodwill and other intangible assets                               86.7       80.3
Other noncurrent assets                                            25.7       28.4
Property and equipment, net                                       219.6      242.2
                                                               --------   --------

                                                               $  703.0   $  748.3
                                                               ========   ========

Current liabilities                                            $  112.8   $  125.2
Noncurrent liabilities                                             58.5       55.8
Minority interest - TIMET-obligated mandatorily redeemable
   preferred securities of subsidiary trust holding solely
   subordinated debt securities                                   201.3      201.3
Other minority interest                                             4.2        5.4
Stockholders' equity                                              326.2      360.6
                                                               --------   --------

                                                               $  703.0   $  748.3
                                                               ========   ========

                                                      Six months ended
                                                          June 30,
                                                     -------------------
                                                       1996       1997
                                                     --------    -------
                                                         (In millions)
Net cash provided (used) by:
   Operating activities                              $   (9.8)   $  35.3
   Investing and financing activities:
     Capital expenditures                                (6.4)     (29.7)
     Business acquisitions                               (2.3)       (.5)
     Other investing, net                                  .2       (3.2)
     Proceeds from issuance of common stock, net        132.1         --
     Net borrowings (repayments)                       (108.6)      (4.6)
   Cash acquired                                          1.9         --
   Currency translation                                    .1        (.1)
                                                     --------    -------

                                                     $    7.2    $  (2.8)
                                                     ========    =======
Cash paid for:
   Interest                                          $    6.2    $   7.6
   Income taxes                                            .2        3.6


          At June 30, 1997, TIMET had $84 million of cash and equivalents and $132 million of borrowing availability under its then-existing U.S. and European bank credit lines ($227 million of borrowing availability proforma for the new bank credit agreement entered into in July 1997). Indebtedness outstanding consisted primarily of capital lease obligations related to certain of its European manufacturing facilities and a relatively nominal amount of European working capital borrowings. TIMET's Convertible Preferred Securities do not require principal amortization and TIMET has the right to defer interest payments for one or more periods of up to 20 consecutive quarters each.

          Operating activities. Reflecting improved operating results, cash provided by operating activities (before changes in assets and liabilities) was $53 million in the 1997 six-month period compared to $19 million in the same period of 1996. Changes in assets and liabilities used approximately $18 million of cash in 1997, about $11 million less than in the first half of 1996 despite the higher levels of working capital necessary to support the higher production and sales levels. TIMET's goal is to better manage working capital such that both "days sales outstanding" in receivables and "days sales in inventory" improve in 1997 and 1998 over year-end 1996.

          Investing activities. TIMET estimates capital expenditures for all of 1997 to be about $60 million, including capacity expansion and a major project to redesign business processes and implement integrated information systems throughout TIMET. About 40% of planned capital expenditures in 1997 relate to capacity expansion projects, the largest of which include a 20 million pound electron beam furnace in the U.S. and a radial forge press in the U.K., both to be completed by the second half of 1998. Capital spending related to the business process/information systems project is currently estimated at over $30 million during the next few years, about one-half of which is expected to be incurred in 1997.

         TIMET's strategy for developing new markets and uses for titanium includes providing funds to third parties to prove out a new use or uses of titanium. TIMET's other cash investments in the 1997 period include its previously-reported investment in Titanium Memory Systems, Inc.

         Effective in July 1997, TIMET closed the previously-reported transaction to combine its welded tubing operations with those of Valinox Welded, a French manufacturer of welded tubing, principally stainless steel and titanium, with operations in France and China. The joint venture, "ValTimet", is 46% owned by TIMET and 54% owned by Valinox Welded. TIMET will supply titanium strip product to ValTimet under a long-term contract as the preferred supplier. The effect of the transaction on TIMET's 1997 financial results is not expected to be material.

         Financing activities. Debt repayments in 1997 related primarily to reductions in European working capital borrowings, including amounts due to CEZUS, the 30% minority owner in TIMET Savoie. Borrowings in the 1996 period were primarily to fund working capital needs and capital expenditures prior to outstanding borrowings being repaid from proceeds of the June 1996 initial public stock offering. In July 1997, TIMET entered into a new $200 million five-year secured revolving credit facility with a group of lenders to replace an existing $105 million secured agreement which was not scheduled to terminate until the end of 1998. Borrowings under the new agreement, which are secured by substantially all of TIMET's assets, will be available for TIMET's general corporate purposes, including potential acquisitions. Borrowings under the new facility will initially be at a rate of LIBOR plus 50 basis points.

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

NL Industries

          Summarized balance sheet and cash flow information reported by NL is presented below.


                                      December 31,    JUNE 30,
                                         1996          1997
                                      ----------    ----------
                                            (In millions)
Cash and cash equivalents             $    114.1    $     74.6
Other current assets                       386.1         367.7
Noncurrent securities                       23.7          26.8
Investment in joint ventures               181.5         178.2
Other noncurrent assets                     49.9          46.0
Property and equipment                     466.0         428.5
                                      ----------    ----------

                                      $  1,221.3    $  1,121.8
                                      ==========    ==========

Current liabilities                   $    290.4    $    226.1
Long-term debt                             737.1         738.8
Deferred  income taxes                     151.2         140.4
Accrued OPEB cost                           55.9          53.2
Environmental liabilities                  106.8         129.0
Other noncurrent liabilities                83.2          76.3
Minority interest                             .2            .2
Stockholders' deficit:
 Capital and retained earnings             (84.3)       (117.5)
 Adjustments, principally foreign
   currency translation                   (119.2)       (124.7)
                                      ----------    ----------
                                          (203.5)       (242.2)
                                      ----------    ----------

                                      $  1,221.3    $  1,121.8
                                      ==========    ==========


                                           Six months ended
                                               June 30,
                                          ------------------
                                            1996      1997
                                          -------    -------
                                            (In millions)
Net cash provided (used) by:
 Operating activities                     $  (5.6)   $  14.3
 Investing and financing activities:
  Capital expenditures                      (31.4)     (16.3)
  Other investing activities, net            (3.4)       6.4
  Net borrowings (repayments)                31.6      (38.3)
  Other financing activities, net           (10.4)      (3.7)
                                          -------    -------

                                          $ (19.2)   $ (37.6)
                                          =======    =======
Cash paid for:
 Interest, net of amounts capitalized     $  27.6    $  27.0
 Income taxes (received)                     10.7       (2.7)

         The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. Cash flows from operations before change in assets and liabilities in the first six months of 1997 declined from the comparable period in 1996 primarily due to lower operating income. In the aggregate, changes in NL's inventories, receivables and payables (excluding the effect of currency translation) used cash in both the first half of 1996 and 1997; however, the cash used in the first half of 1997 was significantly less than the first half of 1996 due to cash provided from reductions in inventory levels in the 1997 period.

         Certain of NL's income tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. NL has previously reached an agreement with the German tax authorities, and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. Certain other significant German tax contingencies remain outstanding and will continue to be litigated. NL has received certain tax assessments aggregating DM 130 million ($75 million), including interest, for years through 1996 and expects to receive tax assessments for an additional DM 20 million ($12 million) related to these remaining tax contingencies. No payments of tax or interest deficiencies related to these assessments will be required until the litigation is resolved, which NL anticipates may take approximately two to five years. Although NL believes that it will ultimately prevail, NL has granted a DM 100 million ($58 million at June 30, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

         In order to improve its near-term liquidity, NL refinanced its Rheox subsidiary during January 1997, obtaining a net $125 million of new long-term financing. The net proceeds, along with other available funds, were used to prepay DM 207 million ($127 million when paid) of NL's DM term loan and to repay DM 43 million ($26 million when paid) of NL's DM revolving credit facility. As a result of the refinancing and prepayment, NL's aggregate scheduled debt payments for 1997 and 1998 decreased by $103 million ($64 million in 1997 and $39 million in 1998). Additionally, total debt was reduced by $28 million as part of its refinancing. In connection with the prepayment, NL and its lenders modified certain financial covenants of the DM credit agreement and NL Industries guaranteed the facility. At June 30, 1997, NL was in compliance with all financial covenants governing its debt agreements.

         In addition to the above refinancing and prepayment, NL repaid $7.8 million of the joint venture term loan in the first six months of 1997.

         At June 30, 1997, NL had cash and cash equivalents aggregating $75 million (36% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $9 million. NL's subsidiaries had $9 million and $92 million available for borrowing at June 30, 1997 under existing U.S. and non-U.S. credit facilities, respectively.

         NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has adequate accruals ($138 million at June 30, 1997) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $185 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

         NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry. In the event of any such transactions, NL may consider using available cash, issuing equity securities or refinancing or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

                           PART II. OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS.

         Reference is made to the 1996 Annual Report for descriptions of certain legal proceedings.

         Information called for by this item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 -- "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, attached hereto as Exhibit 99.1.

         Reference is made to the discussion contained in the 1996 Annual Report regarding the stockholder derivative case of Kahn v. Tremont Corporation, et al (Del. Court of Chancery, No. 12339). In June 1997, the Delaware Supreme Court reversed and remanded for further proceedings the prior trial court ruling in favor of Tremont and the other defendants in this action. Tremont and the other defendants intend to continue their vigorous defense of this suit. A decision by the trial court on remand is not expected before the fourth quarter of 1997.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on May 6, 1997. The only matter voted upon was the election of directors, and all nominees for director were elected. The vote with respect to each was as follows:

       Director                    Votes For      Votes Withheld
       --------                    ---------      --------------
Susan E. Alderton                  4,559,751         211,728
Richard J. Boushka                 4,559,851         211,628
J. Landis Martin                   4,559,403         212,076
Glenn R. Simmons                   4,559,232         212,247
Harold C. Simmons                  4,559,207         212,272
Gen. Thomas P. Stafford            4,559,541         211,938
Avy H. Stein                       4,559,945         211,534

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        10.1 $200,000,000 Credit Agreement among Titanium Metals Corporation and various lending institutions dated as of July 30, 1997, incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K dated July 30, 1997 filed by Titanium Metals Corporation (File No. 0-28538).

        27.1   Financial Data Schedule for the six-month period ended June 30,
               1997.

        99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed by NL Industries, Inc. (File No. 1-640).


   (b) Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 1997 and for the month of July 1997:

              April 25, 1997          -     Reported Items 5 and 7
              June 19, 1997           -     Reported Items 5 and 7
              July 23, 1997           -     Reported Items 5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TREMONT CORPORATION
                                     -------------------------------------
                                                 (Registrant)




Date: August 6, 1997                 By /s/ Joseph S. Compofelice
-----------------------------           ----------------------------------
                                        Joseph S. Compofelice
                                        Vice President and
                                          Chief Financial Officer




                                     By /s/ J. Thomas Montgomery, Jr.
                                        ----------------------------------
                                        J. Thomas Montgomery, Jr.
                                        Vice President - Controller and
                                        Treasurer (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NO.                   DESCRIPTION
-------               -----------
10.1 $200,000,000 Credit Agreement among Titanium Metals Corporation and various lending institutions dated as of July 30, 1997, incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K dated July 30, 1997 filed by Titanium Metals Corporation (File No. 0-28538).

27.1           Financial Data Schedule for the six-month period ended June 30,
               1997.

99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed by NL Industries, Inc. (File No. 1-640).