Form 10-Q
period 1997-09-30
TREMONT CORPORATION
filed 1997-11-05
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

     ACT OF 1934 - For the quarter ended September 30, 1997

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

                         Commission file number 1-10126





         Tremont Corporation

(Exact name of registrant as specified
           in its charter)




         Delaware                                   76-0262791

(State or other                                  (IRS Employer
jurisdiction of                                  Identification
incorporation or                                 No.)
organization)



 1999 Broadway, Suite 4300, Denver, Colorado
                    80202

  (Address of principal executive offices)
                 (Zip Code)




  Registrant's telephone number, including  (303) 296-
                                area code:  5652



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


Yes   X     No



Number of shares of common stock outstanding on October 31, 1997:  6,770,043












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

                              TREMONT CORPORATION

                                     INDEX


                                                                 Page
                                                                number


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

           Consolidated Balance Sheets - December 31, 1996 and
            September 30, 1997                                    2-3

           Consolidated Statements of Income - Three months and
             nine months ended September 30, 1996 and 1997         4

           Consolidated Statements of Cash Flows - Nine months
            ended September 30, 1996 and 1997                      5

           Consolidated Statement of Stockholders' Equity - Nine
            months ended September 30, 1997                        6

           Notes to Consolidated Financial Statements             7-9

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                          10-23

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                                   24

     Item 6. Exhibits and Reports on Form 8-K.                    24

                              TREMONT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                         December      SEPTEMBER
               ASSETS                    31, 1996       30, 1997

Current assets:
  Cash and cash equivalents             $ 68,035      $ 45,455
  Accounts and notes receivable            6,445         5,396
  Receivable from related parties          1,026           519
  Prepaid expenses                         1,785         1,769


     Total current assets                 77,291        53,139



Other assets:
  Investment in TIMET                     98,479       114,607
  Investment in NL Industries             26,724        16,317
  Investment in joint ventures             6,937        10,637
  Receivable from related parties          4,722         4,411
  Other                                    8,656        10,723

     Total other assets                  145,518       156,695

Net property and equipment                   714           687


                                        $223,523      $210,521







                              TREMONT CORPORATION

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

                                         December    SEPTEMBER
 LIABILITIES AND STOCKHOLDERS' EQUITY    31, 1996    30, 1997

Current liabilities:
  Accrued liabilities                   $  7,336      $  6,453
  Payable to related parties                 225           284
  Income taxes                               112           198


     Total current liabilities             7,673         6,935


Noncurrent liabilities:
  Insurance claims and claim expenses     12,867        14,423
  Accrued OPEB cost                       22,072        21,353
  Deferred income taxes                   16,319        22,272
  Other                                    4,677         4,926


     Total noncurrent liabilities         55,935        62,974


Minority interest                          1,886         3,078


Stockholders' equity:
  Common stock                             7,640         7,688
  Additional paid-in capital             273,780       274,700
  Accumulated deficit                   (116,834)     (109,751)
  Adjustments:
     Currency translation                 (2,764)       (6,632)
     Marketable securities                   702         1,365

     Pension liabilities                    (899)         (899)

                                         161,625       166,471
  Less treasury stock, at cost             3,596        28,937


     Total stockholders' equity          158,029       137,534


                                        $223,523      $210,521




[FN] Commitments and contingencies
(Note 1).



                              TREMONT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                   Three months     Nine months
                                       ended           ended
                                   September 30,    September 30,

                                   1996    1997     1996     1997

Equity in earnings (loss) of:
  TIMET                           $4,035  $ 6,461  $ 8,676 $17,389

  NL Industries                   (1,685)     882      966  (6,727)

  Other joint ventures               779      436    1,452   4,740

                                   3,129   7,779   11,094   15,402

Gain on sale of TIMET stock            -       -    27,599       -
Corporate income (expense), net     (236)    (38)  (2,953)   1,055
Interest expense                       -        -    (274)       -


     Income before income taxes    2,893   7,741   35,466   16,457

Income tax expense                   558   2,576    6,611    8,182
Minority interest                    199      109      381   1,192


     Net income                   $2,136  $ 5,056  $28,474  $7,083



Net income per share              $  .28  $   .74  $  3.72  $  .99




Weighted average shares            7,680    6,876    7,657   7,152
outstanding






                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine months ended September 30, 1996 and 1997

                                 (In thousands)

                                                  1996     1997

Cash flows from operating activities:
  Net income                                     $28,474  $ 7,083
  Earnings of affiliates, net of distributions   (8,040)  (14,391)

  Gain on sale of TIMET stock                   (27,599)       -

  Deferred income taxes                            4,816    7,913
  Minority interest                                 381     1,192
  Other, net                                        130   (1,885)
  Change in assets and liabilities:
     Accounts with related parties                 (703)      835
     Other, net                                    1,662     (11)


     Net cash provided (used) by operating         (879)      736
activities

Cash flows from investing activities:
  Collection of loans to related party           22,460        -
  Proceeds from disposition of:
     TIMET common stock, net                     46,898        -
     Property held for sale                       3,000        -
     Oil and gas production well interest             -    1,206
  Other, net                                       (682)     (21)


     Net cash provided by investing activities    71,676   1,185

Cash flows from financing activities:
  Repurchases of common stock                         -  (25,341)

  Related party loan repayments                  (3,500)       -
  Borrowings from related parties                    50        -
  Reductions of indebtedness                     (2,500)       -
  Other                                              635      840


     Net cash used by financing activities       (5,315) (24,501)




Net increase (decrease) in cash and cash         65,482   (22,580)
equivalents
Balance at beginning of period                     2,650   68,035


Balance at end of period                         $68,132  $45,455



Supplemental disclosures - cash paid for:
  Interest                                       $   182  $    -
  Income taxes                                      811      185


                              TREMONT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1997

                                 (In thousands)

                              Additional
                     Common    paid-in    Accumulated
                     stock     capital      deficit

Balance at December  $7,640  $273,780     $(116,834)
31,  1996

Net income            -           -         7,083
Repurchases of        -           -             -
common stock
Common stock issued     48      792             -
Adjustments, net      -           -             -
Other                  -          128             -


Balance at           $7,688  $274,700     $(109,751)
September 30,  1997



            Adjustments                               Total

 Currency    Marketable     Pension    Treasury   Stockholders'
translation  securities   liabilities    stock       Equity

$(2,764)     $  702         $(899)     $(3,596)   $158,029

      -           -             -          -        7,083
      -           -             -      (25,341)   (25,341)
      -           -             -          -          840
 (3,868)        663             -             -    (3,205)
      -           -             -             -        128


$(6,632)     $1,365         $(899)     $(28,937)  $137,534



















       [FN] See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Tremont Corporation is principally a holding company with operations conducted through 30%-owned Titanium Metals Corporation ("TIMET"), 18%-owned NL Industries, Inc. and other joint ventures of 75%-owned TRECO L.L.C. Contran Corporation and other entities related to Harold C. Simmons hold (i) approximately 47% of Tremont's outstanding common stock and (ii) approximately 74% of NL's outstanding common stock (including 18% of NL held by Tremont). Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons may be deemed to control each of Contran, Tremont, NL and TIMET.

     The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1997 and the consolidated statements of income and cash flows for the interim periods ended September 30, 1996 and 1997 and the consolidated statement of stockholders' equity for the interim period ended September 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

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

     TIMET. Tremont holds 9.5 million shares, or 30%, of TIMET's outstanding common stock. At September 30, 1997, the net carrying amount of the Company's investment in TIMET was approximately $12.06 per share, while the market price of TIMET common stock was $37.25 per share. Tremont also holds an option, acquired from IMI plc in 1996 and expiring in February 1999, to acquire 1.5 million shares of TIMET common stock from IMI for an aggregate purchase price of $12 million ($7.95 per TIMET share).

     NL Industries. Tremont holds 9.1 million shares, or 18%, of NL's outstanding common stock. At September 30, 1997, the net carrying amount of the Company's investment in NL was approximately $1.80 per share while the market price of NL common stock was $16.00 per share.

     Joint Ventures. Investment in joint ventures represents holdings of 75%- owned TRECO, which is principally comprised of (i) a 12% direct interest in Victory Valley Land Company, L.P. ("VVLC"), which is actively engaged in efforts to develop certain real estate, and (ii) a 32% equity interest in Basic Investments, Inc. ("BII"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located. BII, through a wholly-owned subsidiary, owns an additional 50% interest in VVLC.

Note 4 - Stockholders' equity:

     In February 1997, Tremont's Board of Directors authorized the repurchase of up to 2 million shares of Tremont common stock in open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. During the nine months ended September 30, 1997, the Company repurchased 663,100 shares of its common stock for approximately $25.3 million and during October 1997 repurchased an additional 82,000 shares for approximately $4.5 million.

Note 5 - Income taxes:

     The difference between the Company's income tax expense in the 1997 periods and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is primarily due to no tax provision or benefit being recognized on equity in NL's earnings or losses. In the 1996 periods, the variance also reflected a reduction in the deferred tax valuation allowance to reflect current utilization of U.S. net operating loss carryforwards.


Note 6 - Accrued liabilities:

                                         December   SEPTEMBER 30,
                                         31, 1996        1997



                                             (In thousands)
Postretirement benefit cost               $1,924        $1,924
Other employee benefits                    1,107           237
Environmental cost                           300           289
Legal costs                                  546           658
Miscellaneous taxes                          256           154
Other                                      3,203         3,191


                                          $7,336        $6,453






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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

        RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

     Tremont's operations are conducted through TIMET, NL and other joint ventures. The results of TIMET, NL, other joint ventures and general corporate and other items are discussed below. The information included below relating to the financial position, results of operations and liquidity and capital resources of TIMET and NL has been summarized from reports filed with the Commission by TIMET (File No. 0-28538) and NL (File No. 1-640), which reports contain more detailed information concerning TIMET and NL, respectively, including complete financial statements.

     The Company reported third quarter net income of $5.1 million, or $.74 per share, compared to $2.1 million, or $.28 per share, for the same quarter in 1996. For the first nine months of 1997, Tremont reported net income of $7.1 million, or $.99 per share, compared to $28.5 million, or $3.72 per share, for the same period in 1996. Tremont recognized a $27.6 million pre-tax gain on the sale of TIMET stock in the second quarter of 1996.

     The Company's equity in earnings of 30%-owned TIMET was $6.5 million in the third quarter of 1997 compared to $4.0 million in the third quarter of 1996. TIMET reported net income of $21.4 million in the third quarter of 1997 on sales of $177.2 million, up from net income of $13.3 million for the third quarter of 1996. The significant improvement in TIMET's titanium metals business in 1997 was driven by higher average selling prices and a 20% year-to-date increase in mill product volume.

     The Company's equity in earnings of 18%-owned NL Industries was $.9 million in the third quarter of 1997 compared to a loss of $1.7 million in the third quarter of 1996. NL reported net income of $9.8 million in the third quarter of 1997 on sales of $248.2 million compared to a loss of $4.2 million in the same quarter of 1996. NL's third quarter average selling prices for titanium dioxide pigments ("TiO2") were 3% higher than the second quarter of 1997 and 1% higher than year-ago levels.

     The Company's equity in earnings of other joint ventures principally represents earnings from the VVLC real estate development partnership. Corporate income, net in the first nine months of 1997 includes $2.2 million of interest income from invested cash and a $1.2 million gain on sale of oil and gas production well interests. The Company's income tax rate in 1997 approximates the statutory rate except that no tax provision or benefit is recognized on NL's earnings or losses.


TIMET

                      Three months           Nine months
                          ended                 ended
                      September 30,         September 30,

                      1996    1997   Change   1996   1997   Change



Net Sales            $123.4  $177.2   $53.8 $349.8 $525.6   $175.8






Operating income      $17.8  $ 33.3   $15.5 $ 38.4  $92.7   $ 54.3
Corporate income,        .2     1.5             .6    3.9
net
Interest expense        (.4)    (.9)          (7.3)  (1.9)

                       17.6    33.9   $16.3   31.7   94.7   $ 63.0

Income tax expense      4.3     9.9            7.8   28.8
Minority interest         -     2.6             .4    8.4


Net income            $13.3  $ 21.4   $ 8.1 $ 23.5  $57.5   $ 34.0



Tremont's equity in

  Timet's earnings    $ 4.0  $  6.5   $ 2.5 $  8.7  $17.4   $  8.7







     The Company's equity in TIMET's earnings for the 1996 periods differs from the amounts that would be expected by applying Tremont's current 30%-ownership percentage to TIMET's separately-reported earnings because of changes in Tremont's level of ownership in TIMET during the first half of 1996.

     The significant improvement in TIMET's 1997 earnings compared to last year was driven by price increases and a 20% increase in mill products volume compared to the first nine months of 1996. Titanium mill products shipments in the third quarter were 8.1 million pounds (23.7 million pounds for the 1997 nine-month period), up from 7.1 million pounds and 19.7 million pounds, respectively, in the comparable 1996 periods. TIMET's operating income margin increased to 18.8% in the third quarter of 1997, significantly above year-ago levels, and up from 18.1% in the second quarter of 1997. Firm order backlog at September 30, 1997 was approximately $530 million, up from $440 million at year-end 1996.

     In August 1997, TIMET announced that it has been selected by Boeing Commercial Airplane Group to serve as the principal supplier to Boeing of titanium mill products under a long-term agreement beginning in 1998. Boeing and its suppliers, as a group, are the largest consumers of titanium in the world and therefore this new alliance is expected to have a positive impact on TIMET. This contract, when finalized, is expected to help mitigate the historical cyclicality of aerospace-related titanium business. The contract will give Boeing and its suppliers lower cost titanium and shorter lead times for deliveries, in return for minimum quantities of orders and long term pricing. The parties expect to execute a definitive agreement during the fourth quarter and begin the long-term arrangement in 1998.

     In the third quarter of 1997, TIMET completed its tubing joint venture, ValTimet. As a result, TIMET now sells intermediate strip product to the joint venture rather than selling finished tubing, which reduces TIMET's average sales price per mill product pound shipped compared to prior periods. TIMET's average price per mill product pound shipped in the third quarter of 1997 was $15.50 (approximately $16.20 on a basis adjusting for the effect of the ValTimet transaction so as to be comparable to the second quarter average price of $16.18 and the third quarter 1996 average price of $14.09).

     Operating levels at TIMET's plants in 1997 were generally higher than in the comparable 1996 periods and contributed to improved operating results. However, sales and operating income in the third quarter were negatively impacted by reduced production levels associated with (i) management decisions to complete capacity-increasing projects early to help insure the higher demand levels expected in 1998 are met, (ii) startup of the ValTimet joint venture and
(iii) a fire in September which destroyed a portion of the Oregon castings facility (substantially all of the damage is covered by insurance). In addition, operating levels at TIMET's other casting facility, which primarily produced for non-aerospace markets, were well below 1996 levels.

     In August 1997, the hourly workers at TIMET's Toronto, Ohio facility ratified a three-year extension to the existing labor pact that will now expire in July 2002. The 415 production, maintenance, clerical and technical workers affected are represented by the United Steelworkers of America, AFL-CIO-CLC.
The extension provides for wage increases over the next five years, plus modest enhancements in pension benefits and certain one-time payments. The Union agreed to certain workrule changes allowing for increased workplace flexibility. TIMET agreed to transfer certain work currently being performed in Morristown, Tennessee to Toronto and to make additional investments in Toronto under certain circumstances. In addition, TIMET and the Union agreed to jointly pursue the design and implementation of a gainsharing program that will allow affected employees to share in the benefits derived from targeted cost reduction and productivity improvements at the facility.

     Substantially all interest expense in the 1997 periods and the third quarter of 1996 relates to capital lease obligations and short-term European working capital borrowings. Interest in the 1996 nine-month period includes interest on indebtedness repaid with the proceeds of TIMET's June 1996 initial public stock offering.

     Dividends on the Convertible Preferred Securities, previously reported as interest expense, are now reported by TIMET net of tax benefit as minority interest. This reclassification within TIMET's income statement has no effect on its net income or earnings per share.

     TIMET has substantial operations and assets located in Europe, principally the United Kingdom. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations which can impact reported earnings and may affect the comparability of period-to-period operating results. Approximately one-half of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials, principally titanium sponge, for TIMET's European operations are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies.

     TIMET operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographical mix of pretax income can impact the Company's effective income tax rate. For financial reporting purposes, TIMET has previously recognized substantially all of its net operating loss and other carryforwards, and, accordingly, its effective income tax rate in 1997 is higher than in 1996.

     As previously reported, TIMET completed certain acquisitions during 1996, principally IMI's titanium metals business in February 1996 and the assets of Axel Johnson Metals ("AJM") in October 1996. On a pro forma basis assuming the IMI and AJM acquisitions had occurred at the beginning of 1996, (i) net sales for the third quarter of 1996 were $142.1 million, operating income was $20.3 million, net income was $13.4 million and net income per share was $.43 and (ii) net sales for the nine months ended September 30, 1996 were $407.1 million, operating income was $39.3 million, net income was $19.1 million and net income per share was $.68. The pro forma effect of the previously-reported TISTO (July
1996), TIMET Savoie (August 1996), and LASAB (January 1997) acquisitions is not material. The above pro forma financial information is not necessarily indicative of the operating results that might have occurred if the IMI and AJM acquisitions had actually been completed at the beginning of 1996. Operating income in the first nine months of 1996 included special charges of $4.3 million related to the IMI titanium acquisition.


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

                      Three months           Nine months
                          ended                 ended
                      September 30,         September 30,

                      1996    1997   Change  1996   1997   Change



Net Sales


 Kronos              $215.1  $210.4    -2%  $649.7  $629.2     -3%

 Rheox                 33.4    37.8   +13%   102.4   111.3     +9%


                     $248.5  $248.2    NC   $752.1  $740.5     -2%





Operating income:
 Kronos               $ 9.7  $ 24.9  +157%   $64.6 $50.4    -22%
 Rheox                  9.8    12.3   +26%    32.9  34.6     +5%


                       19.5    37.2   +91%    97.5  85.0    -13%
General corporate
items:
 Securities             1.2      .6            3.6   1.8
earnings, net
 Expenses, net         (5.7)   (5.8)         (12.4)(44.8)


 Interest expense     (18.5)  (19.5)         (56.1)(57.9)



                       (3.5)   12.5   $16.0   32.6 (15.9)  $(48.5)

Income tax expense      (.7)   (2.7)         (11.5) (7.7)




 Net income (loss)    $(4.2) $  9.8   $14.0  $21.1 $(23.6) $(44.7)






Tremont's equity in
 NL's earnings,
 including
 amortization of
basis differences    $(1.7)  $  .9    $2.6   $  .9 $(6.7)  $(7.6)









     Kronos' TiO2 operating income in the third quarter of 1997 increased from the comparable period in 1996 due to higher production and sales volumes, 1% higher average TiO2 selling prices and $9.7 million of income resulting from refunds of German trade capital taxes. Kronos' operating income in the nine months ended September 30, 1997 declined from the 1996 period due to 8% lower average selling prices, partially offset by higher sales and production volumes. Kronos' average TiO2 selling prices for the third quarter of 1997 were 3% higher than the second quarter of 1997 and 6% higher than the first quarter of 1997. Selling prices at the end of the third quarter of 1997 were 2% higher than the average for the quarter. Kronos achieved record third quarter sales volumes reflecting continued strong TiO2 demand, particularly in Europe. Kronos' third quarter and nine months sales volumes increased 7% and 12%, respectively, from the year-earlier periods.

     Kronos' operating income for the third quarter included income of $9.7 million resulting from German trade capital tax refunds related to prior years, including interest. The German tax authorities were required to remit refunds based on (i) recent court decisions which resulted in reducing the trade capital tax base and (ii) prior agreements between NL and the German tax authorities regarding payment of disputed taxes.

     Kronos expects further increases in its TiO2 selling prices during the fourth quarter of 1997 and expects its full-year 1997 operating income will exceed that of 1996. Kronos' cost of sales as a percentage of net sales compared to 1996 decreased in the third quarter of 1997 and increased in the first nine months of 1997 due to higher average prices in the third quarter of 1997 and lower average prices in the first nine months of 1997. Kronos' selling, general and administrative expenses in the third quarter and the first nine months of 1997 were lower than the 1996 periods due to favorable effects of foreign currency translation and German trade capital tax refunds, partially offset by higher distribution expenses associated with higher 1997 sales volumes.

     Rheox's operating income for the third quarter of 1997 increased $2.5 million compared to the third quarter of 1996 on higher sales and production volumes. Rheox's operating income in the first nine months of 1997 was $4.4 million higher than the 1996 period, excluding a first-quarter 1996 $2.7 million gain related to the curtailment of certain U.S. employee pension benefits. Rheox's cost of sales as a percentage of net sales decreased in the third quarter and first nine months of 1997 due to higher production volumes in both periods of 1997 compared to 1996. Selling, general and administrative expenses increased in the third quarter and first nine months of 1997 compared to the 1996 periods primarily due to higher selling and distribution expenses associated with higher 1997 sales volumes.

     A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the third quarter and first nine months of 1997 by $23 million and $46 million, respectively, compared to the respective 1996 periods. Although exchange rate fluctuations resulted in an unfavorable impact on operating income for the third quarter of 1997, the impact was nominal for the first nine months of 1997 compared with the same periods in 1996.

     Securities earnings declined due to lower average cash equivalent balances available for investment. Corporate expenses, net in the first nine months of 1997 were higher than the comparable period in 1996 due to the $30 million noncash charge related to NL's adoption of SOP No. 96-1, "Environmental Remediation Liabilities." This charge is included in selling, general and administrative expense in NL's Consolidated Statements of Operations. Interest expense was higher in the third quarter and first nine months of 1997 primarily due to higher variable interest rates and higher average principal balances.



                        LIQUIDITY AND CAPITAL RESOURCES

Tremont

     The Company had cash and cash equivalents of $45.5 million at September 30, 1997. Tremont's 9.5 million shares of TIMET common stock and 9.1 million shares of NL common stock had a market value of about $355 million and $145 million, respectively, at September 30, 1997. Tremont also has the right to acquire 1.5 million shares of TIMET's common stock from IMI with a September 30, 1997 market value of $56 million for an aggregate purchase price of $12 million. At September 30, 1997, Tremont also had approximately $15 million of letters of credit outstanding under a third party credit agreement.

     The Company's equity in earnings of affiliates are primarily noncash. The Company received a $1 million cash distribution from VVLC in 1997 primarily to cover taxes associated with VVLC's income from land sales. In 1996 NL paid cash dividends of $.10 per NL share aggregating $.9 million. NL suspended dividends in October 1996 and is currently unable to pay dividends due to restrictions under certain of its debt agreements. TIMET did not pay any cash dividends during 1996 or 1997. TIMET's new bank credit agreement generally limits dividend payments to approximately 25% of TIMET's net income and TIMET's Convertible Preferred Securities may also, under certain circumstances, limit TIMET's ability to pay dividends. Relative changes in assets and liabilities did not materially impact the Company's cash flow from operating activities.

     In February 1997, Tremont's Board of Directors authorized the repurchase of up to 2 million shares of Tremont common stock in open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. During the nine months ended September 30, 1997, the Company repurchased 663,100 shares of its common stock for approximately $25.3 million and during October 1997, the Company repurchased an additional 82,000 shares for approximately $4.5 million.

     In the second quarter of 1996, Tremont's intercompany loans plus accrued interest due from TIMET aggregating $22.5 million were repaid with a portion of the net proceeds TIMET received from its IPO in June 1996. Additionally, in conjunction with the public offering, Tremont sold 2.2 million shares of TIMET common stock with net proceeds of approximately $47 million and recognized a pre-tax gain of $27.6 million. In June 1996, Tremont repaid the amount outstanding under the revolving credit agreement with Contran Corporation and terminated the facility. Also during the first nine months of 1996, the Company received $3 million from the sale of surplus property and repaid a $2.5 million margin loan from an investment bank.

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

TIMET

     Summarized balance sheet and cash flow information reported by TIMET is presented below.

                                           December    September
                                           31, 1996    30, 1997

                                              (In millions)
Cash and cash equivalents                     $ 86.5       $ 68.8
Other current assets                           284.5        331.9
Goodwill and other intangible assets            86.7         78.1
Other noncurrent assets                         25.7         41.3
Property and equipment, net                    219.6        234.6


                                              $703.0       $754.7



Current liabilities                           $112.8       $117.2
Noncurrent liabilities                          58.5         51.0
Minority interest - TIMET-obligated
 Convertible Preferred Securities              201.3        201.3
Other minority interest                          4.2          5.8
Stockholders' equity                           326.2        379.4


                                              $703.0       $754.7





                                             Nine months ended
                                               September 30,

                                               1996       1997

                                               (In millions)
Net cash provided (used) by:
  Operating activities:
     Before changes in assets and             $  34.5    $  83.9
liabilities
     Changes in assets and liabilities          (36.0)     (38.8)

                                                 (1.5)      45.1
  Investing and financing activities:
     Capital expenditures                       (10.8)     (40.9)
     Business acquisitions                      (13.1)       (.5)
     Other investing, net                          .1      (11.6)
     Proceeds from issuance of common           131.5           -
stock, net
     Net borrowings (repayments)               (107.6)      (3.5)
     Other financing, net                           -       (6.7)


                                               $ (1.4)    $(18.1)



  Cash paid for:
    Interest expense                            $  6.7     $  1.4
    Convertible Preferred Securities
dividends                                           -        10.1

    Income taxes                                    .9       12.0




     At September 30, 1997, TIMET had $69 million of cash and equivalents and $220 million of borrowing availability under its U.S. and European bank credit lines. Indebtedness outstanding consisted primarily of capital lease obligations related to certain of its European manufacturing facilities and nominal amounts of European working capital borrowings. The Convertible Preferred Securities do not require principal amortization and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters each.

     Operating activities. Higher cash provided by operating activities reflects improved operating results. Changes in assets and liabilities in 1997 used approximately the same amount of cash as in the first nine months of 1996 despite the higher levels of working capital necessary to support the higher 1997 production and sales levels. A TIMET goal is to better manage working capital such that both "days sales outstanding" in receivables and "days sales in inventory" improve during 1997 and 1998 over current levels.

     Investing activities.   TIMET estimates capital expeditures for all of 1997
to be between $55 million and $60 million, including capacity expansion and a major project to implement integrated information systems throughout TIMET. About 40% of planned capital expenditures in 1997 relate to capacity expansion projects, the largest of which include a 20 million pound electron beam furnace in the U.S. and a radial forge press in the U.K., both to be completed by the second half of 1998. Capital spending related to the business process/information systems project is currently estimated at over $30 million during 1997 and 1998, about one-half of which is expected to be incurred in 1997. Certain costs associated with the business process/information systems project, including training and reengineering, are expensed as incurred.

     TIMET's strategy for developing new markets and uses for titanium includes providing funds to third parties to prove out a new use or uses of titanium. Other cash investments in the 1997 period include $8 million of cash contributions in connection with the formation of ValTimet and otherwise consist principally of TIMET's previously-reported investment in Titanium Memory Systems, Inc.

     Financing activities. Debt repayments in 1997 related primarily to reductions in European working capital borrowings, including amounts due to TIMET's minority partner in TIMET Savoie. Borrowings in the 1996 period were repaid from proceeds of the June 1996 IPO. In July 1997, TIMET entered into a new $200 million five-year secured revolving credit facility with a group of lenders to replace an existing $105 million secured agreement which was not scheduled to terminate until the end of 1998. Borrowings under the new agreement, which are secured by substantially all of TIMET's assets, are available for general corporate purposes, including potential acquisitions. Borrowings under the new facility are initially at a rate of LIBOR plus 50 basis points. In conjunction with the change in credit agreements, TIMET temporarily cash collateralized approximately $5 million of outstanding letters of credit. Substantially all of such cash collateral should be refunded in the fourth quarter.

     TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past and may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, TIMET investigates, evaluates and discusses acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and related industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using available cash, issuing additional equity securities or incurring additional indebtedness.

NL Industries

     Summarized balance sheet and cash flow information reported by NL is presented below.

                                        December    SEPTEMBER 30,
                                        31, 1996        1997

                                              (In millions)
Cash and cash equivalents                $  114.1      $   102.2
Other current assets                        386.1          345.6
Noncurrent securities                        23.7           31.1
Investments in joint ventures               181.5          175.4
Other noncurrent assets                      49.9           45.0
Property and equipment                      466.0          423.9


                                         $1,221.3       $1,123.2



Current liabilities                      $  290.4       $  264.1
Long-term debt                              737.1          694.6
Deferred income taxes                       151.2          139.5
Accrued OPEB cost                            55.9           52.2
Environmental liabilities                   106.8          127.3
Other noncurrent liabilities                 83.2           73.9
Minority interest                              .2             .3
Stockholders' deficit:
  Capital and retained earnings             (84.3)        (107.8)
  Adjustments, principally foreign
    currency translation                   (119.2)        (120.9)

                                           (203.5)        (228.7)

                                         $1,221.3       $1,123.2




                                            Nine months ended
                                              September 30,
                                           1996         1997

                                              (In millions)
Net cash provided (used) by:
  Operating activities                     $ 38.3         $ 70.8
  Investing and financing activities,
net:
     Capital expenditures                   (52.3)         (23.3)
     Other investing activities, net          (.6)           8.7
     Net borrowings (repayments)             21.3          (63.3)
     Other financing activities, net        (15.5)          (3.7)


                                            $(8.8)        $(10.8)


Cash paid for:
  Interest, net of amounts capitalized     $ 31.5         $ 35.3
  Income taxes, net                          16.7            1.3





     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. Cash flows from operations before change in assets and liabilities in the first nine months of 1997 declined from the comparable period in 1996 primarily due to lower operating income. In the aggregate, changes in NL's inventories, receivables and payables (excluding the effect of currency translation) provided cash in both the first nine months of 1996 and 1997; however, the cash provided in the first nine months of 1997 was significantly higher than the first nine months of 1996 primarily due to greater reductions in inventory levels in the 1997 period.

     Certain of NL's income tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. NL has previously reached an agreement with the German tax authorities, and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. Certain other significant German tax contingencies remain outstanding and will continue to be litigated. NL has received certain tax assessments aggregating DM 130 million ($74 million), including interest, for years through 1996 and may receive tax assessments for an additional DM 20 million ($11 million) related to these remaining tax contingencies. No payments of tax or interest deficiencies related to these assessments will be required until the litigation is resolved. A recent German tax court proceeding involving a tax issue substantially the same as that involved in NL's primary remaining income tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed the decision to the German Supreme Court and NL believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of NL's primary dispute with the German tax authorities. Although NL believes that it will ultimately prevail, NL has granted a DM 100 million ($57 million at September 30, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

     In order to improve its near-term liquidity, NL refinanced its Rheox subsidiary during January 1997, obtaining a net $125 million of new long-term financing. The net proceeds, along with other available funds, were used to prepay DM 207 million ($127 million when paid) of NL's DM term loan and to repay DM 43 million ($26 million when paid) of NL's DM revolving credit facility. As a result of the refinancing and prepayment, NL's aggregate scheduled debt payments for 1997 and 1998 decreased by $103 million ($64 million in 1997 and $39 million in 1998). Additionally, total debt was reduced by $28 million as part of the refinancing. In connection with the prepayment, NL and its lenders modified certain financial covenants of the DM credit agreement and NL Industries guaranteed the facility. At September 30, 1997, NL was in compliance with all financial covenants governing its debt agreements.

     In the first nine months of 1997, in addition to the above refinancing and prepayment, NL repaid $12 million of the joint venture term loan, $11 million of Rheox's revolving credit facility, $4 million of Rheox's term loan and DM 10 million ($6 million when paid) of short-term notes payable.

     At September 30, 1997, NL had cash and cash equivalents aggregating $102 million (54% held by non-U.S. subsidiaries) including restricted cash and cash equivalents of $10 million. NL's subsidiaries had $21 million and $88 million available for borrowing at September 30, 1997 under existing U.S. and non-U.S. credit facilities, respectively.

     NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has adequate accruals ($136 million at September 30, 1997) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $180 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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



                          PART II.  OTHER INFORMATION



Item 1.        LEGAL PROCEEDINGS.


     Reference is made to the 1996 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 for descriptions of certain legal proceedings.

     Information called for by this item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 - "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, attached hereto as Exhibit 99.1.

     Information called for by this item regarding TIMET's legal proceedings is incorporated herein by reference to Part II, Item 1 - "Legal Proceedings" of TIMET's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, attached hereto as Exhibit 99.2

     Reference is made to the discussion contained in the 1996 Annual Report regarding the stockholder derivative case of Kahn v. Tremont Corporation, et al (Del. Court of Chancery, No. 12339). In October 1997, the Delaware Court of Chancery ordered additional proceedings on remand to focus on the fairness of the price terms of the transaction in response to the previously reported order of the Delaware Supreme Court. Tremont and the other defendants intend to continue their vigorous defense of this suit. A decision by the trial court on remand is not expected before the first quarter of 1998.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  Exhibits:


27.1 Financial Data Schedule for the nine-month period ended September 30, 1997.

99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed by NL Industries, Inc. (File No. 1-640).

99.2 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed by Titanium Metals Corporation (File No. 0-28538).

    (b) Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 1997 and for the month of October 1997:

         July 23, 1997              -    Reported Items 5 and 7.
         October 23, 1997      -    Reported Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TREMONT CORPORATION

                                                 (Registrant)




Date: November 4,                    By  /s/ Joseph S. Compofelice
1997

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