Form 10-K
period 1997-12-31
TREMONT CORPORATION
filed 1998-03-31
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1997
                                       OR
  TRANSITION   REPORT   PURSUANT   TO   SECTION  13  OR  15(d)  OF  THE
  SECURITIES   EXCHANGE ACT OF 1934
                         Commission file number 1-10126

                              Tremont Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                             76-0262791
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

1999 Broadway, Suite 4300, Denver, Colorado                           80202
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code:            (303) 296-5652

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

As of February 28, 1998, 6,766,208 shares of common stock were outstanding. The aggregate market value of the 3.4 million shares of voting stock held by nonaffiliates of Tremont Corporation as of such date approximated $193 million.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

     The statements contained in this Annual Report on Form 10-K which are not historical facts, including, but not limited to, statements found (i) under the captions "Unconsolidated Affiliate - TIMET" and "Unconsolidated Affiliate - NL", contained in Item 1 - "Business", (ii) under the caption "Legal Proceedings" in
Item 3, and (iii) under the captions "Results of Operations" and "Liquidity and Capital Resources", both contained in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties that could significantly impact expected results.
Actual results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including those in the portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of NL's and TIMET's businesses, TIMET's dependence on the aerospace industry, the sensitivity of NL's and TIMET's businesses to global industry capacity, global economic conditions, changes in product pricing, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services.

                                     PART I

ITEM 1:   BUSINESS

GENERAL:

     Tremont Corporation, headquartered in Denver, Colorado, is principally a holding company with operations conducted through its 30%-owned affiliate, Titanium Metals Corporation ("TIMET"), and its 18%-owned affiliate, NL Industries, Inc. ("NL"). Contran Corporation ("Contran") and other entities related to Harold C. Simmons hold approximately 49% of Tremont's outstanding common stock and 75% of NL's outstanding common stock (including 18% of NL held by Tremont). Mr. Simmons may be deemed to control each of Contran, NL and Tremont. Tremont and its consolidated subsidiaries are referred to herein collectively as the "Company." Business and geographic segment information is included in Note 3 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     In February 1996, TIMET acquired the titanium metals businesses (the "IMI Titanium Acquisition") of IMI plc ("IMI") and, in June 1996, completed an initial public offering of 6.2 million shares of its common stock (the "Stock Offering"), of which 2.2 million shares were sold by the Company. These transactions reduced Tremont's ownership in TIMET from 75% to 30%. See Note 4 to the Consolidated Financial Statements. As a result of its reduced ownership level, the Company ceased to consolidate TIMET and instead reports its interest in TIMET by the equity method of accounting. Tremont also holds an option, received in connection with the IMI Titanium Acquisition, to purchase up to an additional 1.5 million shares of TIMET's common stock from IMI for $12 million ($7.95 per TIMET share). The option expires February 15, 1999.

     Tremont reports its 18% interest in NL by the equity method due to the fact that Tremont and NL may be deemed to be under common control by reason of stock ownership and common directors and executive officers. See Note 4 to the Consolidated Financial Statements.

     As a result of the pending settlement of certain litigation filed in the Court of Chancery of the State of Delaware, New Castle County (~Kahn~v.~Tremont~Corp~., et al., No. 12339), in connection with Tremont's purchase of 7.8 million shares of NL common stock from Valhi, Inc. in 1991, Tremont may increase it ownership of NL. The settlement, which is subject to final court approval and court proceedings, envisions that Valhi will transfer to Tremont of 1.2 million shares of NL common stock (subject to adjustment based upon market price) or pay cash in lieu thereof. The transfer is expected to be completed in the second or third quarter of 1998. See Note 11 to the Consolidated Financial Statements - "Commitments and Contingencies," which information is incorporated herein by reference.

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

~    General.~~~~~TIMET is the world's leading integrated producer of titanium sponge and mill products and has the largest sales volume worldwide. TIMET is the only integrated producer with major manufacturing facilities in both of the world's principal markets for titanium, the United States and Europe. TIMET estimates that in 1997 it accounted for approximately 25% of worldwide industry shipments of mill products and approximately 15% of world sponge production.

     Titanium was first manufactured for commercial use in the 1950s.
Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were over 40% of industry mill product shipments in 1997, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in diverse new and emerging uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities, military armor and automotive uses.

     TIMET's products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and cast products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip), extrusions, wire and castings. TIMET believes it is a low-cost producer of titanium sponge and melt products due in part to its economies of scale, manufacturing expertise and investment in technology. The titanium industry is comprised of several manufacturers which, like TIMET, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products. TIMET believes that at least 90% of the world's titanium sponge is produced by six companies.

      TIMET intends to continue its focus on the following goals and objectives to change the traditional way business is conducted.

     . Maximize the long-term value of its core aerospace business by focusing on TIMET's basic strengths of sponge production, melting, forging and casting of various shapes of titanium products and by entering into strategic agreements with major titanium users to help mitigate cyclicality of the aerospace business.

     . Invest in strategic alliances, including joint ventures, acquisitions and entrepreneurial arrangements, as well as new markets, applications and products to help reduce dependence on the aerospace sector.

     . Invest in technology, capacity and innovative projects aimed at reducing costs and enhancing productivity, quality, customer service and production capacity.

     . Stabilize the cost and supply of raw materials.

     . Maintain a strong balance sheet.

      TIMET has taken a number of recent actions to further these objectives including the items discussed below.

      TIMET has an agreement with The Boeing Company under which TIMET will be the principal supplier of titanium products to Boeing Commercial Airplane Group ("Boeing"), and its family of suppliers for a 10-year period beginning in 1998 (the "Boeing Agreement"). This innovative agreement with the world's largest end user of titanium provides TIMET with a significantly higher market share of Boeing titanium requirements than it might otherwise have and should help mitigate cyclical fluctuations in aerospace prices and volumes. See ~Markets~and~Customer~Base.~

      In order to meet the expected volume increases as a result of the Boeing Agreement, TIMET is adding additional melting and forging capacity intended to be cost effective even in a market downturn. These capacity additions are generally expected to be completed during the second half of 1998. TIMET has also entered into a long-term agreement to purchase, beginning in 1998, of titanium sponge produced in Kazakhstan to help stabilize both cost and supply of this raw material. See ~Raw~Materials.
~

      In 1997, TIMET combined its U.S. welded tube operations with those of Valinox Welded, a French manufacturer of welded tubing, principally stainless steel and titanium, with operations in France and China. The joint venture, "ValTimet," is 46% owned by TIMET and 54% owned by Valinox Welded (a subsidiary of Vallourec). The joint venture is intended to combine best manufacturing practices and market coverage. TIMET is the principal supplier of titanium to ValTimet.

      TIMET has agreed to acquire for cash the titanium business of Loterios S.p.A., one of Italy's largest fabricators and distributors of titanium products, with 1997 sales of approximately $22 million. Loterios has emerged in recent years as one of the premier producers and suppliers of titanium pipe and fittings to the offshore oil and gas drilling and productions markets and is the leading supplier of these products in the North Sea offshore market. The acquisition of Loterios, scheduled to close in April 1998, is expected to increase TIMET's market share in industrial markets and to provide increased geographic sales coverage.

      TIMET's strategy for investing in new markets and uses for titanium also includes investing in emerging businesses. In this regard, during 1997 TIMET acquired equity interests in Ti.Pro, LLC, Titanium Memory Systems, Inc. ("TMS") and TiComp, Inc. Ti.Pro's focus is on developing the market for titanium in automobile racing and other specialty vehicle applications, TMS is engaged in development and production of a titanium substrate for use in computer hard disk drives, and TiComp is working on the development and production of layered titanium and composite materials for a variety of potential applications.

~     TIMET~Acquisitions~and~Capital~Transactions~during~1996.~At the beginning of 1996, TIMET was 75%-owned by Tremont and its operations were conducted primarily in the United States. During 1996, among other things, TIMET expanded both geographically and operationally as a result of the IMI Titanium Acquisition, the acquisition of certain assets from Axel Johnson Metals, Inc. ("the "AJM Acquisition") and certain smaller acquisitions in Europe.

      TIMET also significantly improved its liquidity and capital structure during 1996 through the Stock Offering and the issuance of TIMET-obligated mandatorily redeemable preferred securities (the "Convertible Preferred Securities") through a subsidiary trust, TIMET Capital Trust I.

      ~Recent~Titanium~Industry~Conditions.~The titanium industry historically has derived the majority of its business from the aerospace industry. The cyclical nature of the aerospace industry has been the principal cause of the historical fluctuations in performance of titanium companies and contributed to cyclical peaks in titanium mill product shipments in 1980 and 1989 and cyclical lows in 1983 and 1991. The titanium industry improved dramatically during the last three years due to a combination of factors, including a resurgence in commercial aerospace demand beginning in 1995, continuing and stable industrial demand and the emergence of new uses for titanium in diverse sectors such as military armor and consumer goods. Worldwide industry mill product shipments increased in each of the last three years. Industry shipments of approximately 60,000 metric tons in 1997 were 65% above 1994 levels.

      Aerospace demand for titanium products, which includes both jet engine components such as rotor blades, discs, rings and engine cases, and air frame components, such as bulkheads, tail sections and wing supports, can be separated into commercial and military sectors. Industry shipments to the commercial aerospace sector in 1997 accounted for approximately 80% of total aerospace demand (33% of total industry wide titanium demand).

      According to the Airline Monitor, the commercial airline industry reported operating income of over $16 billion (estimated) in 1997, up one-third from $12 billion in 1996, and substantially better than profitability levels of 1995 and 1994 and the significant losses during 1990 to 1993. Despite recent aircraft deferrals and cancellations by some Asian airlines, most major carriers are believed to be continuing to invest in upgrading and expanding their fleets. TIMET understands commercial aircraft producers carry record backlogs with deliveries not expected to peak until 2000. In addition, current generations of airplanes use substantially more titanium than their predecessors. TIMET can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will result in demand for titanium products.

      Since titanium's initial application in the aerospace sector, the number of end-use markets for titanium has expanded substantially. Existing industrial uses for titanium include chemical plants, industrial power plants, desalination plants, and pollution control equipment. Titanium is also experiencing increased customer demand in new and emerging uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities and automotive uses. Several of these emerging applications represent potential growth opportunities that TIMET believes may reduce the industry's historical dependence on the aerospace market.

~     Products~and~Operations.~TIMET is a vertically integrated titanium producer whose products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and cast products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip), extrusions, wire and castings. The titanium product chain is described below.

      Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in sponge production involves the chlorination of titanium-containing rutile ores, derived from beach sand, with chlorine and coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. A portion of TIMET's titanium sponge production capacity in Henderson, Nevada, incorporates Vacuum Distillation Process ("VDP") technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining vacuum in the chamber. The combination of heat and vacuum boils the residues from the reactor mass into the condensing vessel. The titanium mass is then mechanically pushed out of the original reactor, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled. The balance of TIMET's sponge production capacity uses a leaching process rather than distillation to remove residues.

      Titanium ingots and slab are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingots and up to 16 metric tons in the case of slabs. Each is formed by melting titanium sponge or scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of milling and machining operations, and significant quantities of scrap are generated in the production process for most finished titanium products. TIMET closely monitors the melting process for ingots and slabs utilizing computer control systems to maintain product quality and consistency and meet customer specifications.

      Titanium mill products result from forging, rolling, drawing and/or extruding titanium ingots or slabs into products of various sizes and grades.

These mill products include titanium billet, bar, rod, plate, sheet, strip and extrusions. TIMET sends certain products to outside vendors for further processing before being shipped to customers or to TIMET's service centers. TIMET's customers usually process TIMET's products for their ultimate end-use or for sale to third parties.

      Titanium cast products are produced by remelting ingot or billet and pouring molten metal into a cast, the cavity of which has been created in the shape of the part to be produced. After the metal has cooled and solidified, the part is removed from the cast and delivered to the customer or a third party for finishing. The casting process provides significant flexibility in the shapes that can be produced and is frequently utilized in forming tolerance-critical components such as diffusers, fan frames, seal rings, fluid system components and missile components.

      During the production process and following the completion of products, TIMET performs extensive testing on its products, including sponge, mill products and castings. Testing may involve chemical analysis, mechanical testing, ultrasonic and x-ray testing, and dye penetration testing. The inspection process is critical to ensuring that TIMET's products meet the high quality requirements of customers, particularly in aerospace components production.

      TIMET is dependent upon the services of outside processors to perform important processing functions with respect to certain of its products. In particular, TIMET currently relies upon a single processor to perform certain rolling steps for some of its plate, sheet, and strip products, and upon a single processor to perform certain finishing and conditioning steps for its slab products. Although TIMET believes that there are other metal processors with the capability to perform these same functions, arranging for alternative processors or possibly acquiring or installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on TIMET's business, results of operations, financial condition and cash flows in the short term. TIMET is exploring ways to lessen its dependence on any individual processor.

      In 1997 approximately 92% of TIMET's sales were generated from the sale of titanium ingot, slab, a wide variety of mill products and sponge, 5% was generated from titanium castings, and the balance from sales of titanium tetrachloride and other by-products.

      ~TIMET~Facilities.~In addition to its U.S. sponge capacity discussed below, TIMET's current worldwide melting capacity aggregates approximately 43,000 metric tons (25% of world capacity), and its mill products capacity aggregates approximately 17,000 metric tons (28% of world capacity). During 1998, TIMET expects to operate its major production facilities at or near practical capacity and to add additional melting and mill product capacity that should become operational during the last half of 1998 or early 1999.

~     ~TIMET's VDP sponge facility in Henderson, Nevada operated at approximately 85% of its annual practical capacity of 9,100 metric tons during both 1997 and 1996. The plant produces VDP sponge principally as a raw material for an ingot melting facility, also at the Nevada site, and for the cold hearth melting facilities operated by TIMET's Titanium Hearth Technologies ("THT") subsidiary. In connection with market demand for certain grades of sponge, TIMET reopened its original Kroll-leach process sponge plant in Nevada in 1996 and increased Kroll-leach production to an annual rate of approximately 4,500 metric tons during 1997.

      TIMET's Henderson melting facility operated at about 90% of its 13,600 metric ton annual practical capacity in 1997 (1996 - 65%). THT operates four electron beam cold hearth melting furnaces (aggregate 14,300 metric ton annual capacities) located in Pennsylvania (two), Nevada, and California, raw materials processing operations located in Pennsylvania, and a 700 metric ton annual capacity vacuum induction melting furnace located in California. THT operated at approximately full capacity in 1997, up from about 95% in 1996.

      In the U.S., titanium mill products are principally produced at a forging and rolling facility in Ohio, which receives titanium ingots from the Nevada plant, titanium slabs from THT and titanium slabs and hot bands purchased from outside vendors. The Ohio facility operated at about 85% of practical capacity in 1997, up from about 80% in 1996. Certain sheet and plate mill products are also produced at the Tennessee facility now owned by ValTimet. Such operations are being relocated to Ohio in 1998.
      TIMET Castings, with plants located in California and Oregon, produces titanium castings used principally for aerospace applications. Melting operations at the Pomona plant were reopened in 1997 and the castings business remaining at this facility will be relocated to Oregon during 1998. The Oregon castings plant operated at approximately 65% of annual capacity in 1997 compared to 55% in 1996.

      Significant U.S. capacity additions expected to be completed in 1998 include a new forge press in Ohio and additional melting capacity in Pennsylvania.

      TIMET UK operates an 8,800 metric ton practical capacity melting facility in Witton, England. Ingots produced in Witton are sold to customers and used as raw material feedstock for the forging and rolling operations in Witton, which processes the ingots principally into billet and intermediate products used as input stock to the facility in Waunarlwydd, Wales. TIMET UK's facility in Wales principally produces bar and plate. TIMET UK purchases its requirements of sponge principally from suppliers located in Japan and the former Soviet Union ("FSU"). In 1997, the Witton facility operated at virtually full capacity and the Wales facility operated at approximately 75%, compared to 90% and 60%, respectively, in 1996. TIMET UK's Witton facilities are leased from IMI pursuant to long-term capital leases.

      TIMET Savoie, TIMET's 70%-owned French subsidiary, has the right, on a long-term basis, to utilize portions of a plant in Ugine, France owned by CEZUS, a French metals producer. CEZUS is the 30% minority owner of TIMET Savoie. Capacity of TIMET Savoie is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that contractually required to be provided by CEZUS. During 1997, TIMET Savoie operated at approximately 125% of the capacity required to be provided by CEZUS (100% in 1996).

      Significant European capacity additions expected to be completed in 1998 include additional forging and melting in England and additional rolling in Wales.

      ~Distribution.~TIMET sells its products through its own sales force based in the U.S. and Europe, and through independent agents worldwide. TIMET's marketing and distribution system also includes eight TIMET-operated service centers (five in the U.S., including one opened in March 1998, and three in Europe), which sell TIMET's products on a just-in-time basis. A sixth U.S. service center, principally to support the Boeing Agreement, is scheduled to open during the fourth quarter of 1998. Loterios will operate as a fourth service center in Europe, in addition to fabricating pipe spools, fittings and pressure vessels.

      TIMET believes that the location of its production plants and service centers, which are in close proximity to major customers, enhance TIMET's ability to provide customer service and provide a competitive sales and cost advantage.

Service centers primarily sell value-added and customized mill products including bar and flat-rolled sheet and strip. TIMET believes its service centers foster customer relationships by customizing products to suit specific customer requirements and responding quickly to customer needs.

~     Raw~Materials.~The principal raw materials used in the production of titanium mill and cast products are titanium sponge, titanium scrap and alloying materials. TIMET is the only domestic integrated titanium products producer that processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge. As a result, TIMET is less susceptible to fluctuations in the market price of titanium sponge than its competitors. In 1997, TIMET produced 11,100 metric tons of sponge, of which approximately 20% was sold pursuant to a long-term agreement with the remainder used internally.

      While TIMET is one of six major worldwide producers of titanium sponge, under current market conditions it cannot supply all of its needs for titanium sponge internally and is dependent, therefore, on third parties for a portion of its sponge needs (approximately one-half in 1997). TIMET obtains sponge from suppliers in Japan and the FSU, both on a spot purchase basis and pursuant to fixed price contracts.

      TIMET has entered into a long-term agreement for the purchase of titanium sponge produced in Kazakhstan. The sponge purchase agreement is for ten years beginning in 1998, with firm pricing for the first five years (subject to certain adjustments). Volumes purchased under the contract will be up to 10,000 metric tons annually. TIMET expects to have annual contracts with other sponge suppliers which it believes will cover the balance of its 1998 needs.

      The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Titanium-containing rutile ore is currently available from a number of suppliers around the world, principally located in Australia, Africa (South Africa and Sierra Leone), India and the United States. A majority of TIMET's supply of rutile ore is currently purchased from Australian suppliers. TIMET believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its raw material supplies, although political or economic instability in the countries from which TIMET obtains its raw materials could materially and adversely affect availability. In addition, although TIMET believes that the availability of rutile ore is adequate in the near-term, there can be no assurance that TIMET will not experience interruptions. Chlorine is currently obtained from a single source near TIMET's Henderson, Nevada plant, but alternative suppliers are available. Magnesium and petroleum coke are generally available from a number of suppliers.

      Various alloying elements used in the production of titanium ingot are available from a number of suppliers. TIMET has long-term agreements with certain suppliers for a substantial portion of its alloy requirements at fixed and/or formula determined prices.

~     Markets~and~Customer~Base.~About 55% of TIMET's 1997 sales were to customers within North America, with about 38% to European customers and the balance to customers in other regions. No single customer represents more than 10% of TIMET's direct sales. However, in 1997, about 70% of TIMET's sales were used by TIMET's customers to produce parts and other materials for the aerospace industry. TIMET expects that while a majority of its 1998 sales will be to the aerospace sector, industrial and consumer goods markets will continue to represent a significant portion of sales.

      The aerospace industry is dominated by two major manufacturers of commercial aircraft and four major manufacturers of aircraft engines. Typically, TIMET's sales are not made directly to the major aircraft and engine manufacturers but rather to companies that use TIMET's titanium to produce parts and other materials for such manufacturers. However, if any of the major aerospace manufacturers were to significantly reduce build rates, there could be a material adverse effect on certain of TIMET's direct customers who supply to such manufacturers and, therefore, an indirect adverse effect on TIMET.

      TIMET entered into the Boeing Agreement to help mitigate the impact of aerospace cyclicality. Under the terms of the Boeing Agreement, TIMET will supply a minimum of 70% of Boeing's annual needs for titanium, depending upon Boeing's requirements each year. TIMET's share of Boeing's total titanium requirements will increase as Boeing's volume requirements decrease, down to a minimum mutual commitment of 6.5 million pounds (3,000 metric tons) per year. The agreement is effective for shipments beginning in 1998, but it is not anticipated to reach expected volume levels until 1999.

      Pricing under the Boeing Agreement is firm for the first five years and will be reviewed annually for inflationary conditions for the next five years based upon an aerospace-related index. The companies have also agreed to utilize Boeing's Lean Manufacturing program to develop cost savings that will be shared by both companies.

      TIMET may also enter into similar long-term agreements with other key aerospace customers.

      TIMET's order backlog was approximately $530 million at December 31, 1997 compared to $440 million at December 31, 1996. Approximately 95% of the 1997 year end backlog is expected to be delivered during 1998. Although TIMET believes that the backlog is a reliable indicator of near-term business activity, conditions in the aerospace industry could change and result in future cancellations or deferrals of existing aircraft orders and materially and adversely affect TIMET's existing backlog, orders, and future financial condition and operating results.

      As of December 31, 1997, the estimated firm order backlog for Boeing (including McDonnell Douglas) and Airbus, as reported by The Airline Monitor, was 2,753 planes versus 2,370 planes at the end of 1996 and 1,869 planes at the end of 1995, an increase of 16% in 1997 following a 27% increase in 1996. The newer wide body planes, such as the Boeing 777 and the Airbus A-330 and A-340, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year end 1997 was 890 (32% of total backlog) compared to 817 at the end of 1996 and 682 at the end of 1995. Growth in firm order backlog for narrow body aircraft increased 35% during 1996 and 20% in 1997, to 1,863 at the end of the year.

      Through various strategic relationships, TIMET seeks to gain access to unique process technologies for the manufacture of its products and to expand existing markets and create and develop new markets for titanium. TIMET has explored and will continue to explore strategic arrangements in the areas of product development, production and distribution. TIMET also will continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities.
~     ~
~     Competition.~The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, Europe, FSU and China. TIMET is one of four integrated producers in the world. TIMET regards firms that produce at least both sponge and ingot as integrated producers. A number of non-integrated producers exist that produce mill products from purchased sponge, scrap or ingot. TIMET believes that U.S., European and Japanese producers are generally operating near practical capacity levels while some unused capacity is available in the FSU.

      TIMET's principal competitors include Oregon Metallurgical Corporation ("OREMET") and Allegheny Teledyne, Inc. (which have proposed to combine) and RMI Titanium Company. TIMET competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

      In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates, tariffs and, with respect to Japan and the FSU, import duties (including antidumping duties). However, imports of titanium sponge, scrap, and mill products, principally from the FSU, have increased in recent years and have had a significant competitive impact on the U.S. titanium industry. To the extent TIMET has been able to take advantage of the increased availability of imports by purchasing sponge, scrap or intermediate mill products for use in its own operations, the negative effect of increased imports on TIMET has been somewhat diminished.

     Generally, imports into the U.S. of titanium products from countries designated as "most favored nations" are subject to a 15% tariff (45% for other countries). Starting in 1993, imports of titanium mill products from Russia were exempted from this duty under the "generalized system of preferences" or "GSP" program designed to aid developing economies. In recent years, the GSP program has been subject to annual review and renewal and is currently scheduled to expire in June 1998.

     In 1997, GSP benefits to Russian products were suspended when the level of imports of Russian mill products reached 50% of all U.S. imports of titanium mill products. A petition was filed in 1997 to restore duty-free status to these products. In addition, a petition has also been filed to bring titanium sponge and ingot under the GSP program, which would allow such products from the countries of the FSU (notably Russia and, in the case of sponge, Kazakhstan) to be imported into the U.S. without the payment of regular duties. TIMET believes these petitions are likely to be acted upon during the second quarter of 1998.

     In addition to regular duties, titanium sponge imported from Russia, Kazakhstan, and Ukraine has for many years been subject to substantial antidumping penalties. However, beginning in 1996 these antidumping duties were significantly reduced, and in one case eliminated altogether, for the two principal importers of Russian sponge into the U.S. Regular annual reviews to assess the appropriate level of antidumping duties with respect to titanium sponge from Russia and Kazakhstan are currently underway. In March 1998, the United States International Trade Commission ("ITC") initiated a changed circumstances review of the antidumping duty orders on titanium sponge from the FSU and Japan in order to determine whether revocation of the orders would result in a recurrence of material injury to the United States titanium sponge industry. If the ITC determines that injury would not recur, the orders will be revoked in July 1998. In addition, proceedings will begin in 1998 to evaluate the continuation generally of all outstanding U.S. antidumping orders, including those covering titanium sponge.

     Further reductions in, or the complete elimination of, all or any of these tariffs could lead to increased imports of foreign sponge, ingot, and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus the business, financial condition, results of operations and cash flows of TIMET. However, TIMET has, in recent years, been one of the largest importers of foreign titanium sponge and mill products into the U.S. To the extent TIMET remains a substantial purchaser of these products, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially ameliorated by the decreased cost to TIMET for these products to the extent TIMET currently bears the cost of the import duties.

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

      ~Research~and~Development.~TIMET's research and development activities are directed toward improving process technology, developing new alloys, enhancing the performance of TIMET's products in current applications, and searching for new uses of titanium products. For example, one of TIMET's proprietary alloys, TIMETAL(R)21S, has been specified for a number of aerospace applications including the Boeing 777. Additionally, TIMETAL LCB, a new low cost beta alloy, is being tested for new non-aerospace applications; and TIMETAL 15-3 has been introduced into the sporting goods markets. TIMET conducts the majority of its research and development activities at its Nevada laboratory, which TIMET believes is one of the largest titanium research and development centers in the world. Additional research and development activities are performed at the Witton, England facility. TIMET's research and development expenditures approximated $3.6 million in 1997, up from $2 million during each of the two prior years, and are expected to be $4 million to $5 million in 1998.

~     Patents~and~Trademarks.~TIMET holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology. TIMET continually evaluates whether patent protection with respect to its technical base is advisable and in the past has occasionally entered into cross-licensing arrangements with third parties. However, most of the titanium alloys and manufacturing technology used by TIMET do not benefit from patent or other intellectual property protection. TIMET believes that the trademarks TIMET(R) and TIMETAL, which are protected by registration in the U.S. and other countries, are significant to its business.

~     Employees.~As of December 31, 1997, TIMET employed approximately 2,125 persons in the U.S. and approximately 900 persons in Europe, up 2.5% from a total of 2,950 at the end of 1996. TIMET's production and maintenance workers in Henderson, Nevada and its production, maintenance, clerical and technical workers in Toronto, Ohio are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2000 and June 2003, respectively. Employees at the Company's other U.S. facilities are not covered by collective bargaining agreements. In February 1997, employees at TIMET Castings' Albany, Oregon facility voted to not be represented by the USWA.

      Substantially all of the salaried and hourly employees at TIMET's European facilities are covered by collectively bargained labor agreements. In January 1998, new one-year agreements covering the U.K. and French union employees were entered into, providing for modest wage increases in 1998.

      The USWA engaged in a nine month work stoppage at TIMET's Henderson facility in 1993 - 1994 and in a three month stoppage at the Toronto facility in 1994. While TIMET currently has long-term contracts with the USWA and considers its employee relations to be satisfactory, it is possible that there could be future work stoppages that could materially and adversely affect TIMET's business, financial condition, results of operations or cash flows.

~     Regulatory~and~Environmental~Matters.~TIMET's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Federal Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. TIMET uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at TIMET's Henderson, Nevada facility, TIMET uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. TIMET has used such substances during substantially the entire history of its operations. As a result, risk of environmental damage is inherent in TIMET's operations. TIMET's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to TIMET's business, results of operations, financial condition or cash flows.

      TIMET's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws are generally less stringent than U.S. laws and which have not had, and are not presently expected to have, a material adverse effect on TIMET. There can be no assurance that such foreign laws will not become more stringent.

      TIMET believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker safety laws. TIMET's policy is to continually strive to improve environmental performance. From time to time, TIMET may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties, but to date no material penalties have been incurred. TIMET incurred capital expenditures for safety, environmental protection and compliance of approximately $3 million in 1997 and its capital budget provides for approximately $7 million of such expenditures in 1998. However, the imposition of more strict standards or requirements under environmental laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters. See Note 11 to the Consolidated Financial Statements
- "Commitments and Contingencies - Environmental Matters - TIMET," which information is incorporated herein by reference.

UNCONSOLIDATED AFFILIATE - NL:

      NL files periodic reports with the Commission pursuant to the Exchange Act, as amended. The following information with respect to NL (Commission file number 1-640) has been summarized from such reports which contain more detailed information concerning the business, results of operations and financial condition of NL.
     ~
     ~G~eneral.~~ NL conducts its continuing operations through its principal wholly-owned subsidiary, Kronos, Inc. In January 1998, the specialty chemicals business of Rheox, Inc., a wholly-owned subsidiary of NL, was sold for $465 million to Elementis plc, including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. See "Rheox
- discontinued operations" for related discussion.

     Kronos is the world's fourth largest producer of titanium dioxide pigments ("TiO2") with an estimated 12% share of worldwide TiO2 sales volume in 1997. Approximately one-half of Kronos' 1997 sales volume was in Europe, where Kronos is the second largest producer of TiO2.

      NL's objective is to maximize total shareholder returns by (i) focusing on continued cost control, (ii) acquiring additional TiO2 production capacity,
(iii) investing in certain cost effective debottlenecking projects to also increase TiO2 production capacity and productivity and (iv) reducing outstanding indebtedness.

~     TiO2~products~and~operations.~Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flow. NL's average TiO2 selling prices increased during the last three quarters of 1997, following a downturn in prices that began in the last half of 1995. NL expects TiO2 prices will continue to increase during 1998 as the impact of announced price increases take effect. Industry-wide demand for TiO2 continued to grow in 1997, and Kronos' record 1997 sales volume was 10% higher than the previous record set in 1996. NL's expectations as to the future prospects of the TiO2 industry and prices are based upon a number of factors beyond NL's control, including continued worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, industry and NL performance could be unfavorably affected.

     Kronos has an estimated 18% share of European TiO2 sales volume and an estimated 13% share of North American TiO2 sales volume. Consumption per capita in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. A significant region for TiO2 consumption could emerge in Eastern Europe, the Far East or China if the economies in these countries develop to the point where quality-of-life products, including TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in consumption of TiO2 in Eastern Europe.

     NL believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent the utilization of higher cost TiO2. The use of extenders has not significantly changed anticipated TiO2 consumption over the past decade because extenders generally have, to date, failed to match the performance characteristics of TiO2. As a result, NL believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

     Kronos currently produces over 40 different TiO2 grades, sold under the ~Kronos~and ~Titanox~trademarks, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, plastics and paper manufacturers.

     Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. Kronos' international operations are conducted through Kronos International, Inc., a Germany-based holding company formed in 1989 to manage and coordinate NL's manufacturing operations in Germany, Canada, Belgium and Norway, and its sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 1997 TiO2 sales were to Europe, with 36% to North America and the balance to export markets.

     Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process described below), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.

     ~TiO2~manufacturing~process,~properties~and~raw~materials.~~TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. Although most end-use applications can use pigments produced by either process, chloride-process pigments are generally preferred in certain coatings and plastics applications, and sulfate-process pigments are generally preferred for certain paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments in the past few years, and chloride-process production facilities in 1997 represented almost 60% of industry capacity.

     Kronos currently operates four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec, Canada and, through the manufacturing joint venture described below, a one-half interest in a plant in Lake Charles, Louisiana. Certain of NL's properties collateralize long-term debt agreements and NL's Nordenham TiO2 plant has liens on it that secure claims by the City of Leverkusen and the German federal tax authorities, pending resolution of certain tax litigation.

     Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with about one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreement restrict Kronos' ability to transfer ownership or use of the Leverkusen facility.

     All of Kronos' principal production facilities described above are owned, except for the land under the Leverkusen facility. Kronos has a governmental concession with an unlimited term to operate its ilmenite mine in Norway.

     Kronos produced a record 408,000 metric tons of TiO2 in 1997, compared to 373,000 metric tons produced in 1996 and 393,000 metric tons in 1995. Kronos' production rates were increased to near full capacity in late 1996 and Kronos maintained near full capacity production rates throughout 1997 in response to strong demand. Kronos believes its current annual attainable production capacity is approximately 420,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture"). Kronos substantially completed a $34 million debottlenecking expansion of its Leverkusen, Germany chloride-process plant in 1997 which increased annual production capacity by approximately 20,000 metric tons.

     The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa) under a long-term supply contract that expires in 2000. Natural rutile ore, another chloride feedstock, is purchased primarily from RGC Mineral Sands Limited (Australia), under a long-term supply contract that also expires in 2000. Raw materials purchased under these contracts are expected to meet Kronos' chloride feedstock requirements over the next several years. NL does not expect to encounter difficulties obtaining extensions to existing long-term supply contracts prior to the expiration of the contracts.

     The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 1997. For its Canadian plant, Kronos also purchases sulfate grade slag from Q.I.T.-Fer et Titane Inc. under a long-term supply contract which expires in 2002.

     Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. Kronos does not anticipate experiencing any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which NL purchases its raw material supplies could adversely affect the availability of such feedstock.

     ~TiO~2~~manufacturing~joint~venture.~~Subsidiaries of Kronos and Tioxide Group, Ltd. ("Tioxide"), a wholly-owned subsidiary of Imperial Chemicals Industries plc ("ICI"), each own a 50%-interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Tioxide (the "Partners") pursuant to separate offtake agreements. ICI has agreed to sell Tioxide's non-North American operations to E.I. du Pont de Nemours & Co. ("DuPont"), subject to regulatory approval. ICI has announced it intends to sell Tioxide's 50% interest in LPC and its remaining North American operations in a separate transaction. NL has advised ICI of its interest in acquiring the portion of LPC it does not currently own.

     A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of LPC including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

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

     ~Competition.~~~The TiO2 industry is highly competitive. During the early 1990s, supply of TiO2 exceeded demand, primarily due to new chloride-process capacity coming on-stream. Relative supply/demand relationships, which had a favorable impact on industry-wide prices during the late 1980s, had a negative impact during the subsequent downturn. During 1994 and the first half of 1995, strong demand growth improved industry capacity utilization and resulted in increases in worldwide TiO2 prices. Kronos believes that the increased demand was partially due to customers stocking inventories. In the second half of 1995 and first half of 1996, customers reduced inventory levels, which reduced industry-wide demand. Demand improved in the second half of 1996 and throughout 1997, and selling prices of TiO2 began to increase during the last three quarters of 1997. Additional price increases have been announced by most major TiO2 producers, including Kronos, that are expected to be implemented during the first half of 1998, and which Kronos expects to favorably impact operating income comparisons in 1998 versus 1997. No assurance can be given that price trends will conform to the Company's expectations.

     Capacity additions that are the result of construction of grassroot plants in the worldwide TiO2 market require significant capital expenditures and substantial lead time (typically three to five years in NL's experience) for, among other things, planning, obtaining environmental approvals and construction. No grassroot plants have been announced, but industry capacity can be expected to increase as Kronos and its competitors complete debottlenecking projects at existing plants. Based on the factors described under the caption "~TiO2~products~and~operations~" above, NL expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years.

     Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 1997 Kronos had an estimated 12% share of worldwide TiO2 sales volume, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

     Kronos' principal competitors are DuPont; ICI (Tioxide); Millennium Chemicals, Inc. (Millennium Inorganic Chemicals, Inc.); Kerr-McGee Corporation; Kemira Oy; Ishihara Sangyo Kaisha, Ltd.; and Bayer AG. These seven competitors have estimated individual shares of TiO2 production capacity ranging from 23% to 4%, and an estimated aggregate 74% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

      In July 1997 DuPont announced an agreement had been reached to acquire Tioxide's TiO2 business in Europe, Asia and Africa, that it expects to close in early 1998 subject to regulatory approval. In January 1998 Kerr-McGee announced an agreement to acquire approximately 80% of the European TiO2 business of Bayer.

~     Rheox~-~discontinued~operations.~~~On January 30, 1998 the specialty chemicals business of Rheox was sold to Elementis plc (formerly known as Harrisons and Crosfield, plc) for $465 million, including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. As a result of the sale, NL has reported its Rheox operations as discontinued operations. Following the sale, Rheox, Inc. was renamed NL Capital Corporation. NL intends to use the after-tax proceeds of about $400 million primarily to invest in additional TiO2 production capacity and reduce its outstanding indebtedness.

     ~Research~and~development.~~NL's expenditures for research and development and certain technical support programs, excluding discontinued operations, have averaged approximately $8 million annually during the past three years.
Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

     ~Patents~and~trademarks~. Patents held for products and production processes are believed to be important to NL and to the continuing business activities of Kronos. NL continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties.

     NL's major trademarks, including ~Kronos~and~Titanox~, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

     ~Foreign~operations.~~NL's chemical businesses have operated in international markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada. Approximately three-quarters of NL's 1997 consolidated sales, excluding discontinued operations, were to non-U.S. customers, including 13% to customers in areas other than Europe and Canada. Sales to customers in Asia accounted for 5% of consolidated net sales. Foreign operations are subject to, among other things, currency exchange rate fluctuations and NL's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on NL's results of operations are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Political and economic uncertainties in certain of the countries in which NL operates may expose it to risk of loss. NL does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. NL cannot predict, however, whether events of this type in the future could have a material effect on its operations. NL's manufacturing and mining operations are also subject to extensive and diverse environmental regulation in each of the foreign countries in which they operate. See "Regulatory and Environmental Matters."

~     Customer~base~and~seasonality.~~~NL believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Neither NL's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the second and third calendar quarters than in the first and fourth calendar quarters.

~     Employees.~~As of December 31, 1997 NL employed approximately 2,600 persons, excluding the joint venture employees and discontinued operations, with approximately 100 employees in the United States and approximately 2,500 at sites outside the United States. Hourly employees in production facilities worldwide, including the TiO2 manufacturing joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are good.
     ~
     ~R~egulatory~and~environmental~matters~and~litigation~. Certain of NL's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of NL have the potential to cause environmental or other damage. NL has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of NL is to achieve compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect NL's production, handling, use, storage, transportation, sale or disposal of such substances as well as NL's consolidated financial position, results of operations or liquidity.

     NL's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. NL believes the Louisiana plant owned and operated by the joint venture is in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. Following the sale of its specialty chemicals business, NL has no U.S. plants other than LPC. From time to time, NL's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

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

     NL has a contract with a third party to treat certain of its Leverkusen and Nordenham, Germany sulfate-process effluents. Either party may terminate the contract after giving four years advance notice with regard to the Nordenham plant. After December 1998 and under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of effluent from the Leverkusen plant.

      In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos completed the installation of off-gas desulfurization systems in 1997 at its Norwegian and German plants at an estimated cost of $30 million. The manufacturing joint venture completed the installation of a $16 million off-gas desulfurization system at the Louisiana plant in 1996.

     NL's capital expenditures related to its ongoing environmental protection and improvement programs are currently expected to be approximately $5 million in each of 1998 and 1999.

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

     These proceedings seek cleanup costs, damages for personal injury or property damage, and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

      The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1997 NL had accrued $135 million for those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. During the first quarter of 1997 NL's accrual was increased by $30 million to include legal fees and other costs of managing and monitoring environmental remediation sites as required by the adoption of the AICPA's Statement of Position 96-1, "Environmental Remediation Liabilities." See Note 2 to the Consolidated Financial Statements. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $175 million. NL's estimate of such liability has not been discounted to present value and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

      In July 1991 the United States filed an action in the U.S. District Court for the Southern District of Illinois against NL and others (~United~States~of~America~v.~NL~Industries,~Inc.,~et~al.,~~Civ. No. 91-CV
00578) with respect to the Granite City, Illinois lead smelter, formerly owned by NL. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. NL and the other parties did not implement the order, believing that the remedy selected by the

U.S. EPA was invalid, arbitrary, capricious and was not selected in accordance with law. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against NL and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992 the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In September 1995 the U.S. EPA released its amended decision selecting cleanup remedies for the Granite City site. NL presently is challenging portions of the U.S. EPA's selection of the remedy. In September 1997 the U.S. EPA informed NL that past and future cleanup costs are estimated to total approximately $63.5 million. There is currently no allocation among the PRPs for these costs.

     At the Pedricktown, New Jersey lead smelter site (formerly owned by NL) the U.S. EPA has divided the site into two operable units. Operable unit one addresses contaminated ground water, surface water, soils and stream sediments. In July 1994 the U.S. EPA issued the Record of Decision for operable unit one. The U.S. EPA estimates the cost to complete operable unit one is $18.7 million. In May 1996 certain PRPs, but not NL, entered into an administrative consent order with the U.S. EPA to perform the remedial design phase of operable unit one. In January 1998 NL and the other PRPs were informed that U.S. EPA would begin negotiations in 1998 with respect to performance of the remedial action phase of operable unit one. In addition, the U.S. EPA has indicated that it has incurred approximately $6.2 million in past costs. The U.S. EPA issued an order with respect to operable unit two in March 1992 to NL and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. NL has complied with the order, and the work with respect to operable unit two is completed. NL has paid approximately 50% of operable unit two costs, or $2.5 million.

     Having completed the RIFS at NL's former Portland, Oregon lead smelter site, NL conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned ~U.S.~v.~NL~Industries,~Inc.,~~Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including the Company, directing them to perform the remedy, which was initially estimated to cost approximately $17 million, exclusive of administrative and overhead costs and any additional costs, for the disposition of recycled materials from the site. In January 1992 the U.S. EPA issued unilateral administrative orders to NL and six other PRPs directing the performance of the remedy. NL and the other PRPs commenced performance of the remedy. In August 1994, the U.S. EPA authorized NL and the other PRPs to cease performing most aspects of the selected remedy. In May 1997 the U.S. EPA issued an Amended Record of Decision ("ARD") for the soils operable unit changing portions of the cleanup remedy selected. The ARD requires construction of an onsite containment facility estimated to cost between $10.5 million and $12 million, including capital costs and operating and maintenance costs. NL and certain other PRPs have entered into a consent decree to perform the remedial action in the ARD.
In November 1991 Gould, Inc., the current owner of the site, filed an action, ~Gould,~Inc.~v.~NL~Industries,~Inc.~, No. 91-1091, United States District Court for the District of Oregon, against NL for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and punitive damages. In February 1998 NL and the other defendants reached an agreement in principle to settle the litigation by agreeing to pay a portion of future costs, which are estimated to be within previously-accrued amounts.

     NL and other PRPs entered into an administrative consent order with the U.S. EPA requiring the performance of a RIFS at two sites in Cherokee County, Kansas, where NL and others formerly mined lead and zinc. A former subsidiary of NL mined at the Baxter Springs subsite, where it is the largest viable PRP.

In August 1997 the U.S. EPA issued the record of decision for the Baxter Springs and Treece subsites. The U.S. EPA has estimated that the selected remedy will cost an aggregate of approximately $7.1 million for both subsites ($5.4 million for the Baxter Springs subsite). In addition, NL received a notice in March 1998 from the U.S. EPA that it may be a PRP in three additional subsites in Cherokee County.

     In January 1989 the State of Illinois brought an action against NL and several other subsequent owners and operators of the former plant in Chicago, Illinois (~People~of~the~State~of~Illinois~v.~NL~Industries,~et~al.~, No. 88-CH-11618, Circuit Court, Cook County). The complaint seeks recovery of $2.3 million of cleanup costs expended by the Illinois Environmental Protection Agency, plus penalties and treble damages. In October 1992 the Supreme Court of Illinois reversed the Appellate Division, which had affirmed the trial court's earlier dismissal of the complaint, and remanded the case for further proceedings. In December 1993 the trial court denied the State's petition to reinstate the complaint, and dismissed the case with prejudice. In November 1996 the appeals court reversed the dismissal. In August 1997 the trial court again dismissed the case and the state has appealed. The U.S. EPA has issued an order to NL to perform a removal action at NL's former facility involved in the ~State~of~Illinois~case. NL is complying with the order.

     Residents in the vicinity of NL's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant.~Wagner,~et~al.~v.~Anzon,~Inc.~and~NL~Industries,~Inc.~, No. 87-4420,
Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from NL and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. NL answered the complaint, denying liability. In December 1994 the jury returned a verdict in favor of NL. Plaintiffs appealed to the Pennsylvania Superior Court and in September 1996 the Superior Court affirmed the judgment in favor of NL. In December 1996 plaintiffs filed a petition for allowance of appeal to the Pennsylvania Supreme Court, which was declined. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania,
~Shinozaki~v.~Anzon,~Inc.~and~Wagner~and~Antczak~v.~Anzon~and~NL~Industries,~Inc
~.  Nos. 87-3441, 87-3502, 87-4137 and 87-5150.  The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against NL with prejudice, and stayed the case pending the outcome of the state court litigation.

     In July 1991 a complaint was filed in the United States District Court for the Central District of California, ~United~States~of~America~v.~Peter~Gull~and~NL~Industries,~Inc.~, Civ. No. 91-4098, seeking recovery of $2 million in costs incurred by the United States in response to the alleged release of hazardous substances into the environment from a facility located in Norco, California, treble damages and $1.8 million in penalties for NL's alleged failure to comply with the U.S. EPA's administrative order No. 88-13. The order, which alleged that NL arranged for the treatment or disposal of materials at the Norco site, directed the immediate removal of hazardous substances from the site. NL carried out a portion of the remedy at the Norco site, but did not complete the ordered activities because it believed they were in conflict with California law. The court ruled that NL was liable for approximately $2.7 million in response costs plus approximately $3.6 million in penalties for failure to comply with the administrative order. In April 1994 the court entered final judgment in this matter directing NL to pay $6.3 million plus interest. Both NL and the government have appealed. In February 1998 the parties reached agreement in principle to settle this matter within previously-accrued amounts.

     At a municipal and industrial waste disposal site in Batavia, New York, NL and 50 others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, NL conducted a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. NL's RIFS costs were approximately $2 million. In June 1995 the U.S. EPA issued the record of decision for operable unit one, which is estimated by the U.S. EPA to cost approximately $12.3 million. In September 1995 the U.S. EPA and certain PRPs entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one and the design phase is proceeding. NL and other PRPs entered into an interim cost sharing arrangement for this phase of work. NL and the other PRPs have completed the work comprising operable unit two (the extension of the municipal water supply) with the exception of annual operation and maintenance. The U.S. EPA has also demanded approximately $.9 million in past costs from the PRPs.

     ~Lead~pigment~litigation.~~~NL was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. NL is vigorously defending such litigation. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage. While no legislation or regulations have been enacted to date which are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, the imposition of market share liability could have such an effect. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated.

     In 1989 and 1990 the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against NL, other alleged manufacturers of lead pigment (together with NL, the "pigment manufacturers") and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. The actions, which were pending in the Civil District Court for the Parish of Orleans, State of Louisiana, were dismissed by the District Court in 1990. Subsequently, HANO agreed to consolidate all the cases and appealed. In March 1992 the Louisiana Court of Appeals, Fourth Circuit, dismissed HANO's appeal as untimely with respect to three of these cases. With respect to the other cases included in the appeal, the court of appeals reversed the lower court decision dismissing the cases. These cases were remanded to the District Court for further proceedings. In November 1994 the District Court granted defendants' motion for summary judgment in one of the remaining cases and in June 1995 the District Court granted defendants' motion for summary judgment in several of the remaining cases. After such grant, only two cases remain pending and have been inactive since 1992, Hall v. HANO, et al. (No 89-3552) and Allen v. HANO, et al. (No. 89-427) Civil District Court for the Parish of Orleans, State of Louisiana.

     In June 1989 a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents
(~The~City~of~New~York,~the~New~York~City~Housing~Authority~and~the~New~York~Cit
y~Health~and~Hospitals~Corp.~v.~Lead~Industries~Association,~Inc.,~et~al.~, No.
89-4617). In December 1991 the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992 defendants appealed the denial. NL has answered the remaining portions of the complaint denying all allegations of wrongdoing. In May 1993 the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution and indemnification claims. In May 1994 the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, and plaintiffs appealed. In June 1996 the Appellate Division reversed the trial court's dismissal of plaintiffs' restitution and indemnification claims, reinstating those claims. Defendants' motion for summary judgment on the fraud claim was denied in August 1995. In December 1995 defendants moved for summary judgment on the basis that the fraud claim was time-barred. In February 1996 the motion was denied. In July 1997 the denial of defendants' two summary judgment motions on the fraud claim were affirmed by the Appellate Division. Discovery is proceeding.

     In August 1992 NL was served with an amended complaint in~Jackson,~et~al.~v.~The~Glidden~Co.,~et~al.~, Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint identifies 18 other defendants who allegedly manufactured lead products or lead-based paint, and asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. In October 1992 NL and the other defendants moved to dismiss the complaint with prejudice. In July 1993 the court dismissed the complaint. In December 1994 the Ohio Court of Appeals reversed the trial court dismissal and remanded the case to the trial court. In July 1996 the trial court granted defendants' motion to dismiss the property damage and enterprise liability claims, but denied the remainder of the motion. Discovery is proceeding with respect to class certification.

     In November 1993 NL was served with a complaint in~Brenner,~et~al.~v.~American~Cyanamid,~et~al.~, (No. 12596-93) Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In January 1994 NL answered the complaint, denying liability. Discovery is proceeding.

     In January 1995 NL was served with complaints in ~Wright~(Alvin)~and~Wright~(Allen)~v.~Lead~Industries,~et.~al.~, (Nos. 94-363042 and 363043), Circuit Court, Baltimore City, Maryland. Plaintiffs are two brothers (one deceased) who allege injuries due to exposure to lead pigment.
The complaints, as amended in April 1995, seek more than $100 million in compensatory and punitive damages for alleged strict liability, negligence, conspiracy, fraud and unfair and deceptive trade practices claims. In July 1995 the trial court granted, in part, the defendants' motion to dismiss, and dismissed the plaintiffs' fraud and unfair and deceptive trade practices claims. In June 1996 the trial court granted defendants' motions for summary judgement on plaintiffs' conspiracy claim, and dismissed NL and certain other defendants from the cases. In September 1996 the trial court granted the remaining defendants' motions for summary judgment and in October 1997 the Maryland Special Court of Appeals affirmed. Plaintiffs did not seek further review of the dismissal of the conspiracy claims against NL and other defendants. Plaintiffs' request for review of the affirmance of the dismissal of the remaining defendants was denied by the Maryland Court of Appeals in February 1998.

     In January 1996 NL was served with a complaint on behalf of individual intervenors in~German,~et.~al.~v.~Federal~Home~Loan~Mortgage~Corp.,~et.~al.~,
(U.S. District Court, Southern District of New York, Civil Action No. 93 Civ. 6941 (RWS)). This alleged class action lawsuit had originally been brought against the City of New York and other landlord defendants. The intervenors' complaint alleges claims against NL and other former manufacturers of lead pigment for medical monitoring, property abatement, and other injunctive relief, based on various causes of action, including negligent product design, negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of express and implied warranties, and nuisance. The intervenors purport to represent a class of children and pregnant women who reside in New York City.
In May 1996 NL and the other former manufacturers of lead pigments filed motions to dismiss the intervenors' complaint. In May 1997 plaintiffs moved for class certification and defendants moved for summary judgment. In June 1997 the Court stayed all further activity in the case pending reconsideration of its 1995 decision permitting filing of the complaint against the manufacturer defendants and joinder of the new complaint with the pre-existing complaint against New York City and other landlords.

     In April 1996 NL was served with a complaint in ~Gates~v.~American~Cyanamid~Co.,~et~al.,~(No. I1996-2114) Supreme Court, State of New York, Erie County, alleging personal injury arising out of exposure to lead pigment. Plaintiff seeks compensatory and punitive damages from NL, other former lead pigment manufacturers and the LIA based on claims of negligence, strict liability, fraud, concert of action, civil conspiracy, enterprise liability, market share liability and alternative liability. Plaintiff also asserts claims against the landlords of the apartments in which plaintiff has lived since 1977. In July 1996 NL filed an answer denying plaintiff's allegations of wrongdoing and liability. In November 1997 plaintiffs dismissed this case with prejudice as to all defendants.

     In April 1997 NL was served with a complaint in ~Parker~v.~NL~Industries,~et~al.~(Circuit~Court,~Baltimore~City,~Maryland,~No.~9
7085060~CC915).~Plaintiff, now an adult, and his wife, seek compensatory and punitive damages from NL, another former manufacturer of lead paint and a local paint retailer, based on claims of negligence, strict liability and fraud, for plaintiff's alleged ingestion of lead paint as a child. In June 1997 NL answered the complaint denying liability. In February 1998 the Court dismissed the fraud claim. The case is set for trial in July 1998.

     In January 1998 NL was served with an amended complaint in~Adams~v.~NL~Industries,~Inc.,~et~al.,~(No.~A9701785)~, Court of Common Pleas, Hamilton County, Ohio, alleging injury to a minor arising out of exposure to lead, and seeking compensatory and punitive damages from NL, and other former manufacturers of lead products and the LIA based on claims of negligence, strict liability, breach of warranty, failure to warn, and nuisance. The amended complaint also asserts various claims against plaintiff's landlord. In February 1998 NL filed a motion to dismiss the action on procedural grounds. In March 1998 plaintiffs informed the Court that they intend to dismiss the complaint.

     NL believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

     NL has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation.~NL~Industries,~Inc.~v.~Commercial~Union~Insurance~Cos.,~et~al.~,
Nos. 90-2124, -2125 (HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") seeks to recover defense costs incurred in the ~City~of~New~York~lead pigment case and two other cases which have since been resolved in NL's favor. In July 1991 the court granted NL's motion for summary judgment and ordered Commercial Union to pay NL's reasonable defense costs for such cases. In June 1992 NL filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in NL's favor. In August 1993 the court granted NL's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994 the court entered judgment on the order requiring Commercial Union to pay previously-incurred NL costs in defending those cases. In September 1995 the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the decision by the trial court that Commercial Union was obligated to pay NL's reasonable defense costs in certain of the lead pigment cases. The trial court had made its decision applying New Jersey law; the appeals court concluded that New York and not New Jersey law applied and remanded the case to the trial court for a determination under New York law. On remand from the Court of Appeals, the trial court in April 1996 granted NL's motion for summary judgment, finding that Commercial Union had a duty to defend NL in the four lead paint cases which were the subject of NL's second amended complaint. The court also issued a partial ruling on Commercial Union's motion for summary judgment in which it sought allocation of defense costs and contribution from NL and two other insurance carriers in connection with the three lead paint actions on which the court had granted NL summary judgment in 1991. The court ruled that Commercial Union is entitled to receive such contribution from NL and the two carriers, but reserved ruling with respect to the relative contributions to be made by each of the parties, including contributions by NL that may be required with respect to periods in which it was self-insured and contributions from one carrier which were reinsured by a former subsidiary of NL, the reinsurance costs of which NL may ultimately be required to bear.

     In June 1997 NL reached a settlement in principle with its insurers regarding allocation of defense costs in the lead pigment cases in which reimbursement of defense costs had been sought.

     Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended that their policies contained absolute pollution exclusion language, and certain summary judgment motions regarding policy periods, the Court has not made any final rulings on defense costs or indemnity coverage with respect to NL's pending environmental litigation. Nor has the Court made any final ruling on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than rulings to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

     ~Other~litigation.~~Rhodes,~et~al.~v.~ACF~Industries,~Inc.,~et~al.~(Circuit
Court of Putnam County, West Virginia, No. 95-C-261). Twelve plaintiffs brought this action against NL and various other defendants in July 1995. Plaintiffs allege that they were employed by demolition and disposal contractors, and claim that as a result of the defendants' negligence they were exposed to asbestos during demolition and disposal of materials from defendants' premises in West Virginia. Plaintiffs allege personal injuries and seek compensatory damages totaling $18.5 million and punitive damages totaling $55.5 million. An agreement has been reached settling this matter, with NL being indemnified by another party.

     NL has been named as a defendant in various lawsuits alleging personal injuries as a result of exposure to asbestos in connection with formerly-owned operations. Various of these actions remain pending. One such case, ~In~re:~~Monongalia~Mass~II~, (Circuit Court of Monongalia County, West Virginia, Nos. 93-C-362, et al.), involves the consolidated claims of approximately 3,100 plaintiffs. NL has reached an agreement to settle this case.

     In March 1997 NL was served with a complaint in ~Ernest~Hughes,~et~al.~v.~Owens-Corning~Fiberglass,~Corporation,~et~al.,~No.~97-
C-051,~filed in the Fifth Judicial District Court of Cass County, Texas, on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos and seeking compensatory and punitive damages. NL has filed an answer denying the material allegations. The case has been stayed, and the plaintiffs are refiling their cases in Ohio. NL is also a defendant in approximately 1,000 additional asbestos cases pending in Ohio, the first of which are scheduled for trial in the third quarter of 1998.

     NL is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.

OTHER ITEMS:
     ~
     ~N~LI~Insurance~Limited~of~Vermont.~   The Company's captive insurance
subsidiary, NL Insurance Limited of Vermont ("NLIV"), reinsured certain comprehensive general liability, auto liability, workers' compensation and employers' liability risks to the Company, Baroid, NL and their respective subsidiaries, and also participated on various third party reinsurance treaties. As described in Note 10 to the Consolidated Financial Statements, Baroid and NL have entered into insurance sharing agreements with NLIV whereby Baroid and NL, respectively, would, among other things, reimburse NLIV for certain loss payments and reserves. NLIV currently provides certain property and liability insurance coverage to Tremont, TIMET and NL. However, the risk associated with these policies are completely reinsured into the commercial reinsurance market. All of the Company's unrelated reinsurance business is in run-off. In 1994, Baroid was acquired by Dresser.

     ~Other~joint~ventures.~Prior to October 1995, TIMET held 32% of the outstanding common stock of Basic Investments, Inc. ("BII"). Through its subsidiaries, including Basic Management, Inc. ("BMI") and Victory Valley Land Company, L.P. ("VVLC"), BII provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET's plant in Henderson, Nevada, a suburb of Las Vegas. BII, through VVLC, is actively engaged in efforts to develop for commercial, industrial, and residential purposes approximately 3,000 acres of land surrounding the BMI Complex. TIMET had a 12% limited partnership interest in VVLC, which it acquired in exchange for certain water rights transferred to VVLC. A wholly-owned subsidiary of BII and the other stockholders of BII own the balance of the partnership interests in VVLC. In October 1995, TIMET made a pro rata distribution to its shareholders of a newly formed entity ("TRECO") which held all of its interest in BII and VVLC, and certain real estate in Nevada. As a result, Tremont holds a 75% equity interest in TRECO.

REGULATORY AND ENVIRONMENTAL MATTERS:

     Regulatory and environmental matters for TIMET and NL are discussed in their respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings." In addition, the information included in Note 11 to the Consolidated Financial Statements is incorporated herein by reference.

     In 1993, the Company entered into a settlement agreement with the Arkansas Division of Pollution Control and Ecology in connection with certain alleged water discharge permit violations at one of several abandoned barite mining sites in Arkansas. The settlement agreement, in addition to requiring the payment in 1993 of a $20,000 penalty, required the Company to undertake a remediation/reclamation program which is nearing completion at a total cost of approximately $2 million. Another of the sites is currently being evaluated by the U.S. EPA. Based upon its evaluation, the U.S. EPA could require the owners to take investigatory or remedial action at this site, however, the Company believes that to the extent it has any liability for remediation at this site, it is only one of a number of apparently solvent PRPs that would ultimately share in such costs. As of December 31, 1997, the Company had accrued $5.3 million related to these matters.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its non-operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future. However, the Company currently believes the disposition of all environmental matters, individually or in the aggregate, should not have a material adverse effect on the Company's business, results of operations, financial condition, or cash flow.

     The Company, TIMET and NL adopted the recognition and disclosure requirements of AICPA's Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"), in 1997. SOP 96-1, among other things, expands the types of costs which must be considered in determining environmental remediation accruals. The effect of adopting SOP 96-1 by Tremont and TIMET was not material. NL's effect of adopting SOP 96-1 is discussed above under "Unconsolidated Affiliate - NL - Regulatory and Environmental Matters", and in
Note 11 to the Consolidated Financial Statements, which information is incorporated herein by reference.

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


ITEM 3:   LEGAL PROCEEDINGS

     The Company, TIMET and NL are involved in various legal proceedings. Information called for by this Item, except for information regarding certain of TIMET's and NL's legal proceedings that have been summarized, is included in
Item 1 and Note 11 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference. Information called for by this Item regarding TIMET's and NL's legal proceedings that have been summarized in
Item 1 and Note 11 to the Company's Consolidated Financial Statements is included in Item 3 of TIMET's and NL's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibits 99.1 and 99.2, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS

     Tremont's common stock is traded on the New York and Pacific Stock Exchanges (symbol: TRE). As of February 28, 1998, there were approximately 6,700 holders of record of Tremont common stock. On March 25, 1998, the closing price of the Company's common stock according to the New York Stock Exchange Composite Tape was $59.00 per share. The high and low sales prices for the Company's common stock, according to the NYSE Composite Tape, are set forth below.

                                                                High               Low
~Year~ended~December~31,~1997:~
    First quarter                                            36.875              30.250
    Second quarter                                           44.875              34.875
    Third quarter                                            58.500              42.750
    Fourth quarter                                           58.500              49.625

~Year~ended~December~31,~1996:~
    First quarter                                           $34.000             $15.500
    Second quarter                                           40.750              28.000
    Third quarter                                            36.000              31.125
    Fourth quarter                                           39.125              32.000

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

                                                             Years ended December 31,

                                             1993         1994         1995         1996        1997
                                                                  (In millions)
INCOME STATEMENT DATA:
Equity in earnings (loss) of:
   TIMET                                   $ (20.2)     $ (31.6)     $  (3.2)    $  16.0      $25.2
   NL Industries                             (44.8)        (7.6)        11.4        (1.8)      (5.1)
   Other joint ventures                        -            -            -           2.5        5.2


                                           $ (65.0)     $ (39.2)      $  8.2     $  16.7      $25.3



Gain on sale of TIMET stock               $     -        $  -         $  -       $  27.6     $  -



Income (loss) from:
   Continuing operations                   $ (60.1)     $ (42.9)      $  5.4     $  30.0      $13.6
   Discontinued operations (a)                 7.5          -            -           -          -
   Extraordinary item (b)                     (5.0)         -            -           -          -
   Cumulative effect of changes in
     accounting principles (c)                 -            (.8)         -           -          -


                                           $ (57.6)     $ (43.7)      $  5.4     $  30.0      $13.6



Earnings per basic share:
   Continuing operations                   $ (8.18)     $ (5.83)      $  .73     $  4.05     $ 1.92

   Net income (loss)                         (7.84)       (5.93)         .73        4.05       1.92

Earnings per diluted share:
   Continuing operations                   $ (8.18)     $ (5.83)      $  .70      $ 3.90     $ 1.76
   Net income (loss)                         (7.84)       (5.93)         .70        3.90       1.76

Cash dividends declared                    $     -      $     -       $    -      $    -     $    -



BALANCE SHEET DATA (at year end):
   Cash and cash equivalents              $    2.2       $  3.8       $  2.7      $ 68.0     $ 38.0
   Total assets                              161.4        116.8        134.9       223.5      215.0
   Indebtedness                                -            -            6.0         -          -
   Stockholders' equity                      118.4         76.0         83.7       158.0      136.3
____________________

(a)     The Company's bentonite mining business was sold during 1993.
(b)     Represents the Company's equity in NL's extraordinary item related to early extinguishment of debt.
(c)     Represents the Company's equity in a TIMET accounting change.

 ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

     Tremont Corporation is principally a holding company with operations conducted through TIMET and NL. The Company's 1997 reported earnings declined primarily because 1996 included a one-time gain on sale of TIMET common stock in the TIMET Stock Offering. However, the Company's net equity in earnings of affiliates increased over 1996 due to improved results at TIMET and higher land sales at VVLC, offset in part by a loss at NL. NL's 1997 loss included a $30 million noncash charge related to the implementation of SOP 96-1. The Company's 1996 reported earnings improved significantly from 1995 primarily due to improved earnings of TIMET and the gain on the sale of TIMET common stock. The results of TIMET, NL, general corporate and other items are discussed below.


~TIMET:
~
      The Company's 30% interest in TIMET is reported by the equity method. Tremont's equity in TIMET's 1996 earnings differs from the amount that would be expected by applying Tremont's current 30%-ownership percentage to TIMET's separately-reported earnings because of changes in Tremont's level of ownership in TIMET from 75% to 30% during 1996. The information included below relating to the financial position, results of operations and liquidity and capital resources of TIMET has been summarized from reports filed with the Commission by TIMET (File No. 0-28538), which reports contain more detailed information concerning TIMET, including complete financial statements.

      ~General.~~~The aerospace industry in recent history has accounted for approximately two-thirds of U.S. and 40% to 50% of worldwide titanium mill products consumption, and has had a significant effect on the overall sales and profitability of the titanium industry. The aerospace industry, and consequently the titanium metals industry, is highly cyclical. TIMET and the industry were significantly and adversely affected during the early 1990s by excess worldwide production capacity, depressed levels of spending for both military and commercial aircraft, and depressed selling prices resulting from, among other things, weak demand and relatively inexpensive titanium scrap, sponge and other mill products, principally from the FSU. TIMET estimates that worldwide industry shipments of titanium mill products were relatively flat in the period between 1991 and 1994, increased 21% in 1995, 18% in 1996 and further increased 14% in 1997, to approximately 60,000 metric tons. TIMET also estimates that industry mill product shipments to the commercial aerospace market in 1997 approximated 20,000 metric tons, a 20% increase over 1996 levels following a 34% increase in 1996.

      TIMET's order backlog increased to approximately $530 million at December 31, 1997, from $440 million at December 31, 1996.

      Beginning in the second half of 1995 and continuing through 1997, TIMET experienced a significant increase in requests for quotations, increased orders and increased prices on accepted orders resulting in an increase in average mill product prices of 14% in 1997 following a 16% increase in 1996. Prices for 1998 have generally flattened, in part due to the price stabilizing influence of the Boeing Agreement. Growth in TIMET's earnings over the next few years is expected to be primarily dependent upon volume increases and productivity improvements rather than higher prices.

      TIMET expects to operate its plants at or near practical capacity in 1998. Due to the volume increases that TIMET expects as a result of the Boeing Agreement, expected continued growth in industrial markets and emerging uses of titanium, TIMET is adding additional melting and forging capacity during 1998 that should be more cost effective than certain present capacity and would replace existing equipment in the event of a downturn.

      While aircraft production rates and backlogs appear to indicate a longer, flatter aerospace cycle than previous cycles, TIMET believes that customers have built inventories based on expected further increases in aircraft production rates that were later modified. As a result, TIMET believes there is some excess titanium in the aerospace production system that could result in push out of some shipments to customers and some order cancellations as customers adjust their inventories in the short term.

     Certain current initiatives to invest in TIMET's future are expected to result in higher expenses in 1998, with benefits not fully realized until 1999 or beyond. Spending in 1998 for research and development, other corporate development activities related to development of new markets and expenses related to TIMET's enterprise-wide business process/information systems (SAP) project and related upgrade of information technology infrastructure are expected to be higher than in 1997.

      As a result of certain systems being designed to use two digits rather than four to define the applicable year, certain of TIMET's information and manufacturing systems have date-sensitive software and hardware that may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could result in system failures or miscalculations resulting in disruptions of manufacturing or other normal business activities.

     Many of TIMET's information systems are being replaced in connection with the implementation of SAP which is expected to be completed in 1999. SAP is Year 2000 compliant. TIMET is in process of expediting its remaining portfolios of non-compliant software and hardware and expects to complete this process in 1999. TIMET preliminarily estimates that the costs, excluding the implementation of SAP, to address the Year 2000 Issue could be over $6 million, which is expected to be incurred primarily from mid-1998 through mid-1999.

                                                                 Years ended December 31,


                                                                1995        1996       1997
                                                                       (In millions)
Net Sales                                                    $ 184.7     $ 507.1       $ 733.6



Operating income                                              $  5.4     $  59.8       $ 133.0
General corporate income, net                                    1.0         1.0           4.2
Interest expense                                                10.4         9.0           2.0


   Pretax income (loss)                                         (4.0)       51.8         135.2

Income taxes                                                      .2         2.3          41.0
Minority interest - Convertible Preferred Securities             -            .8           8.9
Other minority interest                                          -           1.1           2.3


   Net income (loss)                                         $  (4.2)    $  47.6       $  83.0



Tremont's equity in TIMET's income (loss)                    $  (3.2)    $  16.0       $  25.2




~     Sales~and~Operating~Income.~~~All mill products price and volume comparisons in this discussion are pro forma assuming the IMI Titanium Acquisition and the AJM Acquisition, both completed during 1996, had occurred at the beginning of 1995. The pro forma effect of other acquisitions on price and volume information is not material.

      The significant improvements in sales, operating income and operating margins in 1997 over 1996 and in 1996 over 1995 were driven by price and volume increases for titanium products in both commercial aerospace and other markets. Sales volume of titanium mill products increased 15% in 1997, to approximately 15,000 metric tons, following a 27% increase in 1996. Average selling prices in 1997 were approximately 14% over 1996, which were up approximately 16% over 1995. The selling price increases reflect both the pass-through of cost increases, particularly raw material costs, and real price improvement associated with increased market demand.

      Operating levels at TIMET's plants in both 1997 and 1996 were generally higher than in the respective prior year and contributed to the improved operating results. The VDP titanium sponge plant operated at approximately 85% of its annual practical capacity in both 1997 and 1996 and 75% in 1995. TIMET restarted production of titanium sponge at its original Kroll-leach facility during the second quarter of 1996 in response to demand for certain grades of titanium sponge, and further increased production levels in 1997. In 1997, TIMET's worldwide mill product capacity utilization approximated 85%, up from 80% in 1996 and 45% in 1995.

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

~     Interest~Expense.~~~Interest expense declined in both 1997 and 1996 principally due to relative average borrowing levels.

~     Minority~Interest.~~~Annual dividend expense related to the 6.625%
Convertible Preferred Securities, issued in November 1996, approximates $13.6 million, including amortization of financing costs, and is reported as minority interest net of allocable income taxes. Other minority interest relates primarily to the 30% interest in TIMET Savoie held by CEZUS.
~
~     ~Income~Taxes.~~TIMET's income tax rate in 1997 and 1996 varied from the
U.S. statutory rate principally due to reductions in the deferred tax valuation allowance related to current year utilization of tax attributes and, in 1996, a $10 million reduction in the deferred tax valuation allowance resulting from a change in estimate of the net operating loss carryforwards and alternative minimum tax carryforwards that would more likely than not be realized in the future. TIMET's effective income tax rate in 1995 varied from the U.S. statutory rate due primarily to losses for which recognition of a deferred tax asset was not considered appropriate at the time.

~     ~TIMET operates in several tax jurisdictions and is subject to varying income tax rates. For financial reporting purposes, TIMET has recognized substantially all of its carryforwards and, accordingly, expects that its effective income tax rate beginning in 1998 will increase and more closely approximate the U.S. federal statutory rate.

~NL~INDUSTRIES,~INC.:
~
     The Company's 18% interest in NL is reported by the equity method. Tremont reports its 18% interest in NL by the equity method due to the fact that Tremont and NL may be deemed to be under common control by reason of stock ownership and common directors and executive officers. Valhi, Inc. and Tremont together may be deemed to control NL. The information included below relating to the financial position, results of operations and liquidity and capital resources of NL has been summarized from reports filed with the Commission by NL (File No. 1-
640), which reports contain more detailed information concerning NL, including complete financial statements on NL's historical basis of accounting.

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

     NL's continuing operations are conducted by Kronos in the TiO2 business segment. As discussed below, average TiO2 selling prices declined in 1996 and 1997 compared to the prior year, but average selling prices increased during each of the last three quarters of 1997 compared to the immediately preceding quarter. Kronos' operating income and margins declined during 1996, but improved in 1997.

      Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions. Kronos believes that the TiO2 industry has long-term growth potential, as discussed in "Item 1. Business - Kronos - Industry" and "Competition."

                                         Years ended December 31,                     Change

                                       1995         1996        1997           1995-96       1996-97
                                               (In millions)
Net sales - Kronos                 $ 894.1        $ 851.2       $837.2           -5%            -2%

Operating income - Kronos          $ 161.2        $  71.6       $ 82.5          -56%           +15%
General corporate items:
   Securities earnings                 7.4            4.7          5.4
   Corporate expenses, net           (26.6)         (17.2)       (49.8)
   Interest expense                  (75.7)         (69.3)       (65.8)


Pretax income (loss)                  66.3          (10.2)       (27.7)       $  76.5        $ (17.5)

Income taxes                           (.3)           1.5          2.3
Minority interest                       .1            -            (.1)
Discontinued operations - Rheox       19.1           22.5         20.4


Net income (loss)                  $  85.6        $  10.8       $ (9.5)       $  74.8        $ (20.3)



Tremont's equity in
   earnings (loss) of NL,
   including amortization of
   basis differences               $  11.4        $  (1.8)      $ (5.1)      $   13.2        $  (3.3)



Percent change in TiO2


   Sales volume                                                                  +6%           +10%
   Average selling prices (in billing                                            -9%            -4%
currencies)



      Kronos' operating income for 1997 increased on record production and sales volumes and $12.9 million of income resulting from the refunds of German trade capital taxes related to prior years, offset by lower average TiO2 selling prices compared to 1996. In billing currency terms, Kronos' 1997 average TiO2 selling prices were 4% lower than in 1996. Average selling prices in the fourth quarter of 1997 were 10% higher than the fourth quarter of 1996 and were 5% higher than the third quarter of 1997. Selling prices at the end of 1997 were 12% higher than year-end 1996 levels, 7% higher than the average for 1997 and were 1% higher than the average selling prices for the fourth quarter of 1997. Kronos' operating income in 1996 was lower than 1995, primarily due to 9% lower average TiO2 selling prices, partially offset by higher sales volumes.

     Kronos' 1997 operating income includes $12.9 million of income resulting from German trade capital tax refunds related to prior years, including interest. The German tax authorities were required to remit refunds based on
(i) recent court decisions which resulted in reducing the trade capital tax base and (ii) prior agreements between NL and the German tax authorities regarding payment of disputed taxes.

     Kronos' cost of sales in 1997 was lower than 1996 due to the favorable effects of foreign currency translation and lower unit costs, primarily due to higher production levels, partially offset by higher sales volumes. Kronos' cost of sales in 1996 was higher than 1995 due to higher sales volumes and higher unit costs, primarily due to lower production levels. As a percentage of net sales, cost of sales decreased in 1997 primarily due to lower unit costs and increased in 1996 primarily due to the impact on net sales of decreased average selling prices.

     Kronos' selling, general and administrative expenses declined in 1997 from the previous year due to favorable effects of foreign currency translation and German trade capital tax refunds, partially offset by higher distribution expenses associated with higher 1997 sales volumes, while 1996 expenses were lower than 1995 as a result of continuing cost containment efforts.

      Record sales volume of 427,000 metric tons of TiO2 in 1997 was 10% higher than 1996, with improvements in all major markets, including a 12% increase in Europe. Approximately one-half of Kronos' 1997 TiO2 sales, by volume, were attributable to markets in Europe with approximately 36% attributable to North America, approximately 5% to Asia and the balance to other regions.

     Strong demand growth during 1994 and the first half of 1995 allowed Kronos to maintain full capacity production rates in 1995. Kronos believes that the increased demand was partially due to customers stocking inventories. In the second half of 1995 and first half of 1996, customers reduced inventory levels, which reduced industry-wide demand and Kronos responded by reducing production rates. Kronos' average capacity utilization was approximately 95% in 1996. Demand improved in the second half of 1996 and throughout 1997. Kronos produced at near full capacity in 1997.

     Pricing of TiO2 has historically been cyclical. Kronos anticipates its TiO2 operating income and margins will continue to improve in 1998 compared to 1997 as the impact of announced TiO2 price increases take effect. Demand for TiO2 in 1997 increased over 1996 and Kronos expects demand will increase in 1998, although Kronos' 1998 sales volume is expected to be slightly lower as a result of Kronos' lower inventory levels at the beginning of the year. Kronos believes continued growth in demand should result in significant improvement in average selling prices over the longer term.

      NL has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The U.S. dollar translated value of NL's foreign sales and operating costs is subject to currency exchange rate fluctuations which may slightly impact reported earnings and may affect the comparability of period-to-period revenues and expenses. A significant amount of NL's sales are denominated in currencies other than the U.S. dollar (67% in 1997), principally major European currencies and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies decreased sales by $12 million and $58 million during 1996 and 1997, respectively, compared to the year-earlier period. Fluctuation in the value of the U.S. dollar relative to other currencies similarly impacted NL's operating expenses and the net impact of currency exchange rate fluctuations on operating income comparisons was not significant in 1996 or 1997.

     Securities earnings fluctuate in part based upon the amount of funds invested and yields thereon. Corporate expenses, net in 1997 exceeded that of 1996, primarily due to the $30 million noncash charge related to NL's adoption of SOP 96-1. Corporate expenses, net in 1996 were lower than 1995 due to lower provisions for environmental remediation cost. In 1998 NL expects corporate expenses, net will be lower than 1997 due to the absence of the $30 million noncash charge.

     Interest expense declined in 1997 from 1996 due to lower levels of Kronos' Deutsche mark-denominated debt, partially offset by higher variable interest rates on such debt. Interest expense in 1996 declined compared to 1995 principally due to lower interest rates on variable rate debt, principally Kronos' DM-denominated debt, partially offset by higher levels of such debt. Interest expense in 1998 is expected to be lower compared to 1997 due to lower expected levels of outstanding indebtedness, including required payments on the DM term loan and anticipated prepayments of the joint venture term loan.

     NL's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact NL's effective income tax rate. In 1996 and 1997, the geographic mix of income, including losses in certain jurisdictions for which no current refund was available and recognition of a deferred tax asset was not considered appropriate, contributed to NL's effective tax rate varying from a normally-expected rate.

     Due to NL's higher U.S. earnings before taxes in 1995, NL changed its estimate of the future tax benefit of certain U.S. tax credits which NL believes satisfies the "more-likely-than-not" recognition criteria. Accordingly, NL's valuation allowance was reduced by approximately $10 million. During 1995 NL also recorded deferred tax benefits of $6.6 million due to the reduction in dividend withholding tax rates pursuant to ratification of the U.S./Canada income tax treaty.

~TREMONT:
~
     The Company's per share net carrying amount of its investment in NL at December 31, 1997 was about $1.74 per share, compared to a quoted per share market value of $13.625 at that date. The Company's per share net carrying value of its investment in TIMET at December 31, 1997 was about $13.00 per share, compared to a quoted per share market price of $28.875 at that date.

     ~Corporate~expenses,~net~and~other~items.~~Tremont's corporate expenses, net for 1997 include $2.7 million of interest earned on short-term investments and a $1.2 million gain on sale of a certain oil and gas production well interest. Tremont's corporate expenses, net for 1996 include a $2 million special compensation accrual to an executive officer of the Company as approved by the Company's Board of Directors. Certain amounts of this award have been deferred under an agreement between the Company and the executive officer.~
     ~
     In connection with TIMET's Stock Offering in June 1996, the Company sold
2.2 million shares of TIMET common stock with net proceeds of approximately $47 million, resulting in a pre-tax gain of $27.6 million.

     ~Income~taxes.~The Company's income tax rate in 1997 varied from the U.S. statutory rate principally due to no tax benefit being recognizable on equity in losses from its investment in NL. The variance in rates in 1996 was principally due to a reduction in the deferred tax valuation allowance to reflect the current utilization of its U.S. NOLs and in 1995 to a reduction in the valuation allowance related to no income tax provision being required on equity in earnings of NL.

                        LIQUIDITY AND CAPITAL RESOURCES

~Tremont~Corporation~

     The Company had cash and cash equivalents of $38 million at December 31, 1997, down from $68 million at the end of 1996. The $30 million decrease in cash during 1997 was the result of cash used in the stock repurchase program discussed below.

     Tremont's 9.5 million shares of TIMET common stock and 9.1 million shares of NL common stock had a quoted market value of about $275 million and $124 million, respectively, at December 31,1997. Tremont also has the right to acquire 1.5 million shares of TIMET common stock from IMI (such shares had a year-end market value of $43 million) for a purchase price of $12 million. At December 31, 1997, Tremont also had approximately $15 million of letters of credit outstanding under a third party credit agreement.

     The Company's equity in earnings of affiliates are primarily noncash. The Company received a $1 million cash distribution from VVLC in 1997 primarily to cover taxes associated with VVLC's income from land sales. NL paid no cash dividends in 1995 or 1997 and paid three quarterly cash dividends during 1996 at the rate of $.10 per NL share per quarter aggregating $2.7 million. NL is currently unable to pay dividends due to restrictions under certain of its debt agreements. TIMET did not pay any cash dividends during 1995, 1996 or 1997. TIMET's bank credit agreement generally limits dividend payments to approximately 25% of net income and TIMET's Convertible Preferred Securities may also, under certain circumstances, limit TIMET's ability to pay dividends. See
Note 4 to the Consolidated Financial Statements.

     In February 1997, Tremont's Board of Directors authorized the repurchase of up to 2 million shares of Tremont common stock in open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. During 1997 the Company repurchased 787,100 common shares of its stock for approximately $32.1 million ($40.77 average per share) pursuant to this repurchase program. The repurchased shares will be added to the Company's treasury and could be used for future acquisitions or other corporate purposes.

     The Company's $65 million increase in cash and cash equivalents during 1996 was primarily the result of the Company's sale of TIMET common stock and TIMET's repayment of loans to the Company from proceeds of TIMET's Stock Offering.

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

     See "Results of Operations" and Note 11 to the Consolidated Financial Statements for additional matters affecting the Company's liquidity and capital resources.
~

TIMET
~
     Summarized balance sheet and cash flow information of TIMET is presented below.

                                                                        December 31,

                                                                    1996              1997

                                                                        (In millions)
Cash and cash equivalents                                             $   86.5         $   69.0
Other current assets                                                     284.5            344.8
Goodwill and other intangible assets                                      86.7             77.7
Other noncurrent assets                                                   25.7             39.2
Property and equipment, net                                              219.6            262.4


                                                                       $ 703.0          $ 793.1



Current liabilities                                                    $ 112.8          $ 123.8
Long-term debt and capital lease obligations                              12.8             11.5
Accrued OPEB cost                                                         27.5             26.2
Other noncurrent liabilities                                              18.3             14.8
Minority interest - Convertible Preferred Securities                     201.2            201.2
Other minority interest                                                    4.2              6.7
Stockholders' equity                                                     326.2            408.9


                                                                       $ 703.0          $ 793.1




                                                             Years ended December 31,

                                                       1995            1996             1997

                                                                   In millions)
Net cash provided (used) by:
  Operating activities                                $   (6.1)       $    (.7)         $  72.6
  Investing activities:
     Capital expenditures                                 (3.0)          (21.7)           (66.3)
     Business acquisitions                                 -            (109.9)             (.5)
     Other, net                                             .5              .2            (13.0)
  Financing activities:
     Net borrowings (repayments)                           7.5          (108.2)            (5.8)
     Issuance of common stock, net                         -             131.5              -
     Issuance of Convertible Preferred
        Securities, net                                    -             192.4              -
     Other, net                                            1.1             (.6)            (4.0)
  Cash acquired and currency translation                   -               3.5              (.6)


                                                    $      -          $   86.5         $  (17.6)



Cash paid for:
  Interest expense                                    $   10.0       $     9.0         $    2.2
  Convertible Preferred Securities dividends               -               -               13.5
  Income taxes                                              .1             6.3             22.5


     At December 31, 1997, TIMET had $69 million of cash and equivalents and $220 million of borrowing availability under its U.S. and European bank credit lines. Indebtedness consisted primarily of capital lease obligations related to certain of its European manufacturing facilities and a relatively nominal amount of European working capital borrowings. The Convertible Preferred Securities do not require principal amortization and TIMET has the right to defer interest payments for one or more periods of up to 20 consecutive quarters.

     ~Operating~Activities.~Reflecting improved operating results, cash provided by operating activities (before changes in assets and liabilities) was $121 million in 1997 compared to $53 million in 1996 and $4 million in 1995. Changes in assets and liabilities used $49 million of cash in 1997, $54 million in 1996 and $10 million in 1995 reflecting the higher levels of working capital necessary to support the higher production and sales levels. One of TIMET's goals is to better manage working capital such that both "days sales outstanding" in receivables and "days sales in inventory" improve in 1998 over 1997.

     ~Investing~Activities.~~~~~TIMET's capital expenditures were $66 million in 1997, up from $22 million in 1996 and $3 million in 1995. About one-third of capital expenditures in 1997 relate to capacity expansion projects, the largest of which include a 10,000 metric ton annual capacity electron beam furnace in the U.S. and a rotary forge press in the U.K., both to be completed by the second half of 1998. Capital spending in 1997 related to the major SAP project to implement integrated information systems throughout TIMET, expected to be completed in 1999, approximated $12 million. Certain significant costs associated with the SAP systems project, including training and reengineering, are expensed as incurred. The companies acquired during 1996 accounted for $10 million of the $19 million increase in capital spending over 1995, with much of the remaining increase resulting from projects deferred in prior years.

     TIMET estimates capital expenditures in 1998 will total $110 million to $120 million, approximately 60% of which is related to the capacity expansion projects associated with volume expected under long-term customer agreements. In addition, the $24 million Loterios acquisition is expected to close in April 1998.

     Other cash investments in 1997 include $8 million of cash contributions in connection with the formation of ValTimet and otherwise consist principally of TIMET's investments in companies developing new markets and uses for titanium.

     Acquisitions, principally the IMI Titanium Acquisition and AJM acquisition, aggregated $180 million in 1996 ($110 million cash; $70 million stock). TIMET believes these acquisitions augmented TIMET's scale and geographic reach and increased its production flexibility. In addition, the acquisition of the scrap processing business enhanced TIMET's flexibility in optimizing its mix of its raw material purchases.

     ~Financing~Activities.~Debt repayments in 1997 relate primarily to reductions in European working capital borrowings, including amounts due to TIMET's minority partner in Timet Savoie.

     TIMET's net proceeds from the initial public offering in June 1996 approximated $131 million. TIMET used approximately $125 million of such net proceeds to repay existing indebtedness, including amounts owed to Tremont. TIMET received net proceeds of approximately $192 million from the sale of the Convertible Preferred Securities by TIMET Capital Trust I in November 1996. TIMET used approximately $96 million of such net proceeds to prepay indebtedness incurred in conjunction with the AJM Acquisition.

     Reductions of indebtedness in 1995 included installments on bank term debt and payment of the final installment due on the note associated with TIMET's purchase of its original 50% interest in THT in 1992.

     TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past and may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, TIMET investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and related industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using available cash, issuing equity securities or incurring additional indebtedness.
~
NL~Industries
~     Summarized balance sheet and cash flow information of NL is presented below.

                                                                       December 31,

                                                                  1996              1997

                                                                       (In millions)
Cash and cash equivalents                                      $    114.1        $    106.1
Other current assets                                                386.1             348.4
Noncurrent securities                                                23.7              17.3
Investment in joint ventures                                        181.5             172.7
Other noncurrent assets                                              49.9              42.5
Property and equipment, net                                         466.0             411.2


                                                                $ 1,221.3         $ 1,098.2



Current liabilities                                            $    290.4        $    276.4
Long-term debt                                                      737.1             666.8
Deferred income taxes                                               151.2             132.8
Accrued postretirement benefits cost                                 55.9              51.0
Environmental liabilities                                           106.8             125.5
Other noncurrent liabilities                                         83.2              67.7
Minority interest                                                      .2                .3
Shareholders' deficit:
     Capital and retained earnings                                  (84.3)            (92.8)
     Adjustments, principally foreign
        currency translation                                       (119.2)           (129.5)

                                                                   (203.5)           (222.3)



                                                                $ 1,221.3         $ 1,098.2



                                                        Years ended December 31,

                                               1995               1996              1997

                                                             (In millions)
Net cash provided (used) by:
     Operating activities                    $    71.5         $     16.5          $   89.2
     Investing activities:
        Capital expenditures                     (60.7)             (64.2)            (28.3)
        Other, net                                (1.5)              (3.4)             16.0
     Financing activities:
        Net borrowings (repayments)               26.9               65.1            (182.2)
        Dividends and other, net                 (30.2)             (38.5)             99.6
     Currency translations                         4.2               (2.7)             (2.3)


                                             $    10.2          $   (27.2)         $   (8.0)



Cash paid for:
     Interest, net of amounts capitalized     $   62.1          $    51.7           $  55.9
     Income taxes, net                            28.0               50.4               6.9

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. Although average selling prices were 4% lower in 1997 compared to 1996, average selling prices in each of the last three quarters of 1997 were higher than the preceding quarter, reflecting the impact of industry-wide price increases announced beginning in late 1996. The upturn in prices follows a downward trend in prices that began in the last half of 1995. Operating cash flows were favorably impacted in 1997 versus 1996 due to higher production and sales volumes and $12.9 million of refunds of German trade capital taxes related to prior years. NL expects prices will continue to increase in 1998; however, no assurance can be given that price trends will conform to NL's expectations and future cash flows could be adversely affected should prices trend downward.

     Changes in NL's inventories, receivables and payables (excluding the effect of currency translation) also contributed to the cash provided by operations in 1996 and 1997. Such changes used cash in 1995 primarily due to increased inventory levels. In 1995 net proceeds of $26 million from the sale of trading securities is included in cash provided from operations. Certain German income tax payments, discussed below, significantly decreased cash flows from operating activities in 1996.

     NL sold its specialty chemicals business to Elementis plc in January 1998 for cash proceeds of $465 million, including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business, and expects to recognize an after-tax gain of approximately $300 million in the first quarter of 1998. With the after-tax net proceeds of about $400 million, NL prepaid and terminated its $117.5 million Rheox credit facility and terminated the related interest rate collar agreements. With the remaining proceeds, NL intends to reduce outstanding indebtedness and invest in additional TiO2 production capacity. NL has advised ICI of its interest in acquiring the portion of LPC it does not currently own.

      The indentures under which NL's Senior Secured Notes and Senior Secured Discount Notes (collectively, the "Senior Notes") were issued provide that, if by November 1998 NL has not applied the net cash proceeds from the sale of its specialty chemicals business in a manner permitted by the indentures, NL must use the proceeds not so applied to offer to acquire the Senior Notes for cash on a pro rata basis at par value. Permitted uses of the proceeds include the acquisition of additional TiO2 capacity and the permanent reduction of certain debt other than the Senior Notes. The Senior Secured Discount Notes can first be redeemed at the option of NL in October 1998 at a price of 106% of their principal amount, which NL presently intends to do, depending on market conditions, availability of resources and other factors. NL may acquire Senior Notes in the open market. NL has notified the lender of its joint venture term loan that it intends to prepay the $42.4 million balance in March 1998.

     NL's capital expenditures during the past three years include an aggregate of $58 million ($6 million in 1997) for NL's ongoing environmental protection and compliance programs, including German and Norwegian off-gas desulfurization systems. NL's estimated 1998 and 1999 capital expenditures are $30 million for each year and include $5 million for each year in the area of environmental protection and compliance primarily related to the off-gas desulfurization systems.

      In the last three years NL spent $34 million ($7 million in 1997) in capital expenditures related to its substantially-completed debottlenecking project at its Leverkusen, Germany chloride-process TiO2 facility. The debottlenecking project increased NL's annual attainable production by approximately 20,000 metric tons, and NL estimates its worldwide annual attainable capacity is 420,000 metric tons. Capital expenditures of the manufacturing joint venture and NL's discontinued operations are not included in NL's capital expenditures.

     In 1997 NL prepaid DM 207 million ($127 million when paid) of its DM term loan, repaid DM 43 million ($26 million when paid) of its DM revolving credit facility, repaid $15 million of its joint venture term loan and repaid DM 15 million ($9 million when paid) of its short-term DM-denominated notes payable. In the first quarter of 1997 Rheox refinanced its debt obtaining $125 million of new long-term financing and, with the proceeds, repaid a note payable to NL.

      In 1996 NL borrowed DM 144 million ($96 million when borrowed) under its DM credit facility. It used DM 49 million ($32 million) to fund the German tax settlement payments described below, and used the remainder of the proceeds primarily to fund operations. Repayments of indebtedness in 1996 included payments of $15 million on the joint venture term loan and DM 16 million ($10 million when repaid) in payments on DM-denominated notes payable. Net repayments of indebtedness in 1995 included $15 million in payments on the joint venture term loan. In addition, NL borrowed a net DM 56 million ($40 million when borrowed) under DM-denominated short-term credit lines.

      At December 31, 1997 NL had cash and cash equivalents aggregating $106 million (45% held by non-U.S. subsidiaries) including restricted cash equivalents of $10 million. Excluding cash and cash equivalents of discontinued operations, NL had $97 million in cash and cash equivalents (44% held by non-U.S. subsidiaries) including restricted cash equivalents of $10 million. At

December 31, 1997 NL's subsidiaries, excluding discontinued operations, had $84 million available for borrowing under non-U.S. credit facilities. At
December 31, 1997 NL had complied with all financial covenants governing its debt agreements.

     No dividends were paid in 1995 or 1997. Dividends paid during 1996 totaled $15.3 million. At December 31, 1997 NL was unable to pay dividends due to certain restrictions under the indentures of the Senior Notes.

      Based upon NL's expectations for the TiO2 industry and anticipated demands on NL's cash resources as discussed herein, NL expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from NL's expectations, NL's liquidity could be adversely affected.

     Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. NL previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. During 1997 NL reached a tentative agreement with the German tax authorities regarding the years 1991 through 1994, and expects to pay DM 9 million ($5 million at December 31, 1997) during 1998 in settlement of certain tax issues. Certain other significant German tax contingencies remain outstanding for the years 1990 through 1996 and will continue to be litigated. With respect to these contingencies, NL has received certain revised tax assessments aggregating DM 119 million
($66 million at December 31, 1997), including non-income tax related items and interest, for years through 1996. NL expects to receive tax assessments for an additional DM 20 million ($11 million at December 31, 1997), including non-income tax related items and interest, for the years 1991 through 1994. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved.

     During 1997 a German tax court proceeding involving a tax issue substantially the same as that involved in NL's primary remaining tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed that decision to the German Supreme Court; NL believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of NL's primary dispute with the German tax authorities which assessments, including non-income tax related items and interest, aggregate DM 121 million. Although NL believes that it will ultimately prevail, NL has granted a DM 94 million ($53 million at December 31, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million ($3 million at December 31, 1997) lien in favor of the German federal tax authorities.

     During 1997 NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at December 31, 1997) relating to 1994. NL has appealed this assessment and expects to litigate this issue.

     No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has adequately provided accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

      At December 31, 1997 NL had net deferred tax liabilities of $132 million.

NL operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $189 million at December 31, 1997, principally related to the U.S. and Germany, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

     In addition to the chemicals business conducted through Kronos, NL also has certain interests and associated liabilities relating to certain discontinued or divested businesses, and holdings of marketable equity securities including securities issued by Valhi and other Contran subsidiaries.

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

     As a result of certain computer programs being written using two digits rather than four to define the applicable year, certain of NL's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

     NL has completed the process of evaluating the modifications to critical software required to mitigate the Year 2000 Issue. NL is in the process of communicating with its significant customers and suppliers to determine the extent to which NL is vulnerable to those third parties' failure to minimize their own Year 2000 Issue. NL is utilizing both internal and external resources to reprogram or replace and test its software and expects to complete substantially all of the requirements by the first quarter of 1999. However, if such modifications are not made or are not completed timely, the Year 2000 Issue could have a material adverse impact on the operations of NL. In addition, there can be no assurance that the systems of other companies on which NL's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with NL's systems, would not have a material adverse effect on NL. NL's estimate of the costs to complete the modifications to critical software required to address the Year 2000 Issue is not significant.

      The date on which NL plans to complete any necessary Year 2000 Issue modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements in light of its capital resources and estimated future operating cash flows. As a result of this process, NL in the past has sought and in the future may seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for acquisition, divestiture, joint venture or other business combinations in the chemicals industry. In the event of any such transaction, NL may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

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


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Tremont Proxy Statement. See also Note 10 to the Consolidated Financial Statements.


                                    PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)   Financial Statements and Schedules

 ~The~Registrant
 ~
          The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F-
          1) are filed as part of this Annual Report.

 ~50~percent-or-less~owned~persons
 ~
          Consolidated financial statements of Titanium Metals Corporation (30% owned), with independent auditors report thereon, pages F-1 through F-27 inclusive of TIMET's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-28538) included herein as
          Exhibit 99.1, are filed as part of this Annual Report.

          Consolidated financial statements of NL Industries, Inc. (18% owned), with independent auditors report thereon, pages F-1 through F-43 inclusive of NL's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-640) included herein as
          Exhibit 99.2, are filed as part of this Annual Report.

 (b)      Reports on Form 8-K

          Reports on Form 8-K filed by the Registrant for the quarter ended December 31, 1997 and the months of January and February, 1998:

          October 21, 1997    -    reported items 5 and 7
          January 26, 1998    -    reported items 5 and 7
          February 6, 1998    -    reported items 5 and 7
          February 17, 1998   -    reported items 5 and 7

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

4.1 Plan of Restructuring between Baroid Corporation ("Baroid", formerly New Baroid Corporation) and Tremont, incorporated by reference to
        Exhibit 2.01 of Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

4.2 Registration Rights Agreement, dated October 30, 1991, by and between NL Industries, Inc. and Tremont, incorporated by reference to Exhibit
        10.27 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

4.3 Indenture dated October 20, 1993 governing NL's 11 3/4% Senior Secured Notes due 2003, including form of Senior Note, incorporated by reference to Exhibit 4.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

4.4 Indenture dated October 20, 1993 governing NL's 13% Senior Secured Discount Notes due 2005, including form of Discount Note, incorporated by reference to Exhibit 4.6 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

4.5 Certificate of Trust of TIMET Capital Trust I, dated November 13, 1996, incorporated by reference to Exhibit 4.1 of Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.6 Amended and Restated Declaration of Trust of TIMET Capital Trust I, dated as of November 20, 1996, among Titanium Metals Corporation, as Sponsor, The Chase Manhattan Bank, as Property Trustee, Chase Manhattan

        Bank (Delaware), as Delaware Trustee and Joseph S. Compofelice, Robert
        E. Musgraves and Mark A. Wallace, as Regular Trustees, incorporated by reference to Exhibit 4.2 of Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.7 Indenture for the 6 5/8% Convertible Subordinated Debentures, dated as of November 20, 1996, among Titanium Metals Corporation and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 of Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.8     Form of 6 5/8% Convertible Preferred Securities (included in Exhibit
        4.5 above), incorporated by reference to Exhibit 4.5 of Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.9     Form of 6 5/8% Convertible Subordinated Debentures (included in Exhibit
        4.6 above), incorporated by reference to Exhibit 4.5 of Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.10 Form of 6 5/8% Trust Common Securities (included in Exhibit 4.6 above), incorporated by reference to Exhibit 4.5 of Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

4.11 Convertible Preferred Securities Guarantee, dated as of November 20, 1996, between Titanium Metals Corporation, as Guarantor, and The Chase Manhattan Bank, as Guarantee Trustee, incorporated by reference to
        Exhibit 4.6 of Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

9.1 Shareholders' Agreement, dated February 15, 1996, among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch Ltd., and IMI Americas, Inc., incorporated by reference to Exhibit 2.2 of Tremont Corporation's Current Report on Form 8-K filed with the Commission on March 1, 1996.

9.2 Amendment to the Shareholders' Agreement, dated March 29, 1996, among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch Ltd., and IMI Americas, Inc., incorporated by reference to Exhibit 10.30 of Tremont Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

10.1 Amended and Restated 1988 Long Term Performance Incentive Plan of Tremont, incorporated by reference to Exhibit 10.1 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1994.

10.2 Form of Insurance Sharing Agreement between NL Industries, Inc., NL Insurance, Ltd., Tremont and Baroid, incorporated by reference to
        Exhibit 10.6 of Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

10.3 Form of Employee Benefit Plan Assumption Agreement between Baroid and Tremont, incorporated by reference to Exhibit 10.14 of Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

10.4 Indemnification Agreement between Baroid, Tremont and NL Insurance, Ltd., dated September 26, 1990, incorporated by reference to Exhibit
        10.35 of Baroid's registration statement on Form 10 (No. 1-10624), filed with the Commission on August 31, 1990.

10.5 Intercorporate Services Agreement between Contran Corporation and Tremont effective as of January 1, 1997, incorporated by reference to Exhibit 10.6 of Tremont's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.6 Intercorporate Services Agreement between Tremont and NL effective as of January 1, 1997, incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.7* Agreement to Defer Bonus Payment between Tremont and J. Landis Martin, dated August 23, 1996, and the Trust Agreement, dated August 23, 1996, related thereto, incorporated by reference to Exhibit 10.1 of Tremont's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.


10.8* 1992 Non-Employee Director Stock Option Plan of Tremont Corporation, incorporated by reference to Exhibit 10.21 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

10.9 Acquisition Agreement, dated February 15, 1996, by and between Titanium Metals Corporation, IMI Kynoch Ltd. and IMI Americas, Inc., incorporated by reference to Exhibit 2.1 of Tremont's Current Report on Form 8-K filed with the Commission on March 1, 1996.

10.10 Sponge Purchase Agreement, dated May 30, 1990, between Titanium Metals Corporation and Union Titanium Sponge Corporation and Amendments No. 1 and 2, incorporated by reference to Exhibit 10.25 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

10.11 Amendment No. 3 to the Sponge Purchase Agreement, dated December 31, 1993, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.33 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1993.

10.12 Amendment No. 4 to the Sponge Purchase Agreement, dated May 2, 1996, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.1 of Tremont's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

10.13 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England, incorporated by reference to Exhibit 10.23 of Tremont's Annual Report on Form 10-K for the year ended
        December 31, 1995.

10.14 Intercorporate Services Agreement between Titanium Metals Corporation and Tremont Corporation, effective as of January 1, 1997, incorporated by reference to Exhibit 10.2 of Titanium Metals Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.15* 1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 of Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.16* 1996 Amended and Restated Non-employee Director Compensation Plan of Titanium Metals Corporation incorporated by reference to Exhibit 10.8* of Titanium Metals Corporations's Annual Report on Form 10-K for the year ended December 31, 1997.

10.17* Employment Agreement between Andrew R. Dixey and Titanium Metals Corporation, dated February 13, 1996, incorporated by reference to
        Exhibit 10.21 of Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.18 Agreement, dated June 28, 1995, among Titanium Metals Corporation, Tremont Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.24 of Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.19 Asset Purchase Agreement, dated October 1, 1996, by and between Titanium Metals Corporation and Axel Johnson Metals, Inc., incorporated by reference to Exhibit 2.1 of Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on October 16, 1996.

10.20 Purchase Agreement, dated November 20, 1996, between Titanium Metals Corporation, TIMET Capital Trust I, Salomon Brothers Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as Initial Purchasers, incorporated by reference to
        Exhibit 99.1 of Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.21 Registration Agreement, dated November 20, 1996, between TIMET Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to Exhibit 99.1 to Titanium Metals Corporation's Current Report on Form 8-K filed with the Commission on December 5, 1996.

10.22 $200,000,000 Credit Agreement among Titanium Metals Corporation and various lending institutions dated as of July 30,1997 incorporated by reference to Exhibit 10.1 of a Current Report on Form 8-K dated July 30, 1997 filed by Titanium Metals Corporation.

10.23 Amended and Restated Loan Agreement dated as of October 15, 1993, among Kronos International, Inc., the Banks set forth therein, Hypobank International S.A., as Agent and Banque Paribas, as Co-Agent, incorporated by reference to Exhibit 10.17 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.24 Second Amended and Restated Loan Agreement dated as of January 31, 1997 among Kronos International, Inc., Hypobank International S.A., as Agent, and the banks set forth therein, incorporated by reference to
        Exhibit 10.2 of NL's Annual Report on Form 10-K for the year ended December 31, 1996.

10.25   Amended and Restated Liquidity Undertaking dated October 15, 1993
        NL, Kronos, Inc. and Kronos International, Inc. to Hypobank International S.A., as agent, and the Banks set forth therein, incorporated by reference to Exhibit 10.18 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.26 Second Amended and Restated Liquidity Undertaking dated January 31, 1997 by NL, Kronos, Inc. and Kronos International, Inc. to and in favor of Hypobank International S.A., as Agent, and the Banks set forth therein, incorporated by reference to Exhibit 10.4 of NL's Annual Report on Form 10-K for the year ended December 31, 1996.

10.27 Guaranty dated as of January 31, 1997 made by NL in favor of Hypobank International S.A., as Agent, incorporated by reference to Exhibit

        10.5 of NL's Annual Report on Form 10-K for the year ended December 31, 1996.

10.28 Credit Agreement dated as of March 20, 1991 between Rheox, Inc. and Subsidiary Guarantors and The Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd., as Co-agents, incorporated by reference to Exhibit 10.4 of NL's Annual Report on Form 10-K for the year ended December 31, 1990.

10.29 Amendments 1 and 2 dated May 1, 1991 and February 15, 1992, respectively, to the Credit Agreement between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd. as Co-agents, incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

10.30 Third amendment to the Credit Agreement, dated March 5, 1993 between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd as Co-agents, incorporated by reference to Exhibit 10.7 of NL's Annual Report on Form 10-K for the year ended December 31, 1992.

10.31 Fourth and Fifth Amendments to the Credit Agreement, dated September 23, 1994 and December 15, 1994, respectively, between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd. as Co-agents, incorporated by reference to Exhibit 10.6 of NL's Annual Report on Form 10-K for the year ended December 31, 1994.

10.32 Sixth and Seventh Amendments to the Credit Agreement, dated September 23, 1995 and February 2, 1996, respectively, between Rheox, Inc. and Subsidiary Guarantors and the Chase Manhattan Bank (National

        Association) and the Nippon Credit Bank, Ltd. as Co-agents, incorporated by reference to Exhibit 10.7 of NL's Annual Report on Form 10-K for the year ended December 31, 1995.

10.33 Eighth amendment to the Credit Agreement, dated September 17, 1996, between Rheox, Inc. and Subsidiaries, Guarantors and the Chase Manhattan Bank (National Association) and the Nippon Credit Bank, Ltd. as Co-Agents, incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.34 Amended and Restated Credit Agreement dated as of January 30, 1997 between Rheox, Inc., the Subsidiary Guarantors Party thereto, the Lenders Party thereto, the Chase Manhattan Bank, as Administrative Agent, and Bankers Trust Company, as Documentation Agent, incorporated by reference to Exhibit 10.12 of NL's Annual Report on Form 10-K for the year ended December 31, 1996.

10.35 Credit Agreement dated as of October 18, 1993 among Louisiana Pigment Company, L.P., as Borrower, the Banks listed therein and Citibank, N.A., as Agent, incorporated by reference to Exhibit 10.11 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.36 Security Agreement dated October 18, 1993 from Louisiana Pigment Company, L.P., as Borrower, to Citibank, N.A., as Agent, incorporated by reference to Exhibit 10.12 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.37 Security Agreement dated October 18, 1993 from Kronos Louisiana, Inc. as Grantor, to Citibank, N.A., as Agent, incorporated by reference to
        Exhibit 10.13 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.38 KLA Consent and Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Citibank, N.A., as Agent, incorporated by reference to Exhibit 10.14 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.39 Guaranty dated October 18, 1993, from Kronos, Inc., as guarantor, in favor of Lenders named therein, as Lenders, and Citibank, N.A., as Agent, incorporated by reference to Exhibit 10.15 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.40 Mortgage by Louisiana Pigment Company, L.P. dated October 18, 1993 in favor of Citibank, N.A., incorporated by reference to Exhibit 10.16 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.


10.41 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof), incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.42 Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document), incorporated by reference to Exhibit
        10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.43 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc., incorporated by reference to Exhibit 10.17 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

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

10.46 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.47 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.22 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.48 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.5 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.49 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.24 of NL's Annual Report on Form 10-K for the year ended December 31, 1995.

10.50 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc., incorporated by reference to Exhibit 10.6 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.51 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc., incorporated by reference to Exhibit 10.7 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.52 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited, incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.53 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc., incorporated by reference to Exhibit
        10.9 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10.54 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas, Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc., incorporated by reference to Exhibit 10.10 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.55* 1985 Long Term Performance Incentive Plan of NL Industries, Inc., as adopted by the Board of Directors on February 27, 1985, incorporated by reference to Exhibit A of NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on April 24, 1985.

10.56 Form of Director's Indemnity Agreement between NL and the independent members of the Board of Directors of NL, incorporated by reference to
        Exhibit 10.20 of NL's Annual Report on Form 10-K for the year ended December 31, 1987.

10.57* 1989 Long Term Performance Incentive Plan of NL Industries, Inc., incorporated by reference to Exhibit B of NL's Proxy Statement on
        Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

10.58* NL Industries, Inc. Variable Compensation Plan, incorporated by reference to Exhibit A of NL's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 8, 1996.

10.59* NL Industries, Inc. Retirement Savings Plan, as amended and restated effective April 1, 1996, incorporated by reference to Exhibit 10.38 of NL's Annual Report on Form 10-K for the year ended December 31, 1996.

10.60* NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992, incorporated by reference to Appendix A of NL's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on April 30, 1992.

10.61 Incorporate Services Agreement between Valhi, Inc. and NL effective as of January 1, 1997, incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1997.

10.62 Intercorporate Services Agreement by and between Contran Corporation and NL effective as of January 1, 1997, incorporated by reference to

        Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1997.

10.63 Intercorporate Service Agreement by and between Titanium Metals Corporation and NL effective January 1, 1997, incorporated by reference to Exhibit 10.5 of NL's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.64 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation, incorporated by reference to Exhibit 10.20 of NL's Annual Report on Form 10-K for the year ended December 31, 1991.

10.65* Executive severance agreement effective as of February 16, 1994 by and between NL and Joseph S. Compofelice, incorporated by reference to
        Exhibit 10.2 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.66* Executive severance agreement effective as of March 9, 1995 by and between NL and Lawrence A. Wigdor, incorporated by reference to
        Exhibit 10.3 of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.67* Executive Severance Agreement effective as of July 24, 1996 by and between NL and J. Landis Martin, incorporated by reference to Exhibit
        10.1 of NL's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.68* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991, incorporated by reference to Exhibit 10.26 of NL's Annual Report on Form 10-K for the year ended December 31, 1992.

10.69* Agreement to Defer Bonus Payment dated February 20, 1998 between NL and Lawrence A. Wigdor and related trust agreement, incorporated by reference to Exhibit 10.48* of NL's Annual Report on Form 10-K for the year ended December 31, 1997.

10.70*  Agreement to Defer Bonus Payment dated February 20, 1998 between NL and
        J. Landis Martin and related trust agreement, incorporated by reference to Exhibit 10.49* of NL's Annual Report on Form 10-K for the year ended December 31, 1997.

10.71 Asset Purchase Agreement dated as of December 29, 1997 by and among NL Industries, Inc., Rheox, Inc., Rheox International, Inc., Harrisons and Crosfield plc, Harrisons and Crosfield (America) Inc. and Elementis Acquisition 98, Inc., incorporated by reference to Exhibit 10.50 of NL's Annual Report on Form 10-K for the year ended December 31, 1997.

21.1    Subsidiaries of the Registrant.

23.1    Consent of Independent Accountants.

27.1    Restated Financial Data Schedule for the year ended December 31, 1995.

27.2 Restated Financial Data Schedules for the year-to-date periods ending March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996.

27.3 Restated Financial Data Schedules for the year-to-date periods ending March 31, 1997, June 30, 1997 and September 30, 1997 and Financial Data Schedule for the year ended December 31, 1997.

99.1 Titanium Metals Corporation (File No. 0-28538) Annual Report on Form 10-K for the year ended December 31, 1997, Item 3 - "Legal Proceedings" and Item 8 - "Financial Statements and Supplementary Data" (pages F-1 to F-27).

99.2 NL Industries, Inc. (File No. 1-640) Annual Report on Form 10-K for the year ended December 31, 1997, Item 3 - "Legal Proceedings" and Item 8 - "Financial Statements and Supplementary Data" (pages F-1 to F-43).



*       Management contract, compensatory plan or arrangement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TREMONT CORPORATION
                                           (Registrant)



                                           By /s/ J. Landis Martin
                                              J. Landis Martin, March 31, 1998
                                              (Chairman of the Board, President
                                              and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Susan E. Alderton                     /s/ Harold C. Simmons
Susan E. Alderton, March 31, 1998          Harold C. Simmons, March 31, 1998
(Director)                                 (Director)


/s/ Richard J. Boushka                    /s/ Thomas P. Stafford
Richard J. Boushka, March 31, 1998         Thomas P. Stafford, March 31, 1998
(Director)                                 (Director)


/s/ J. Landis Martin                      /s/ Avy H. Stein
J. Landis Martin, March 31, 1998           Avy H. Stein, March 31, 1998
(Chairman of the Board, President          (Director)
 and Chief Executive Officer)


/s/ Glenn R. Simmons                      /s/ J. Thomas Montgomery, Jr.
Glenn R. Simmons, March 31, 1998           J. Thomas Montgomery, March 31, 1998
(Director)                                 (Vice President-Controller and
                                            Treasurer)
                                    (Principal Finance and Accounting Officer)

                              TREMONT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(a) and 14(d)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


                                                                         Page
FINANCIAL STATEMENTS

  Report of Independent Accountants                                      F-2

  Consolidated Balance Sheets - December 31, 1996 and 1997             F-3/F-4

  Consolidated Statements of Income - Years ended December 31, 1995,
     1996, and 1997                                                      F-5

  Consolidated Statements of Stockholders' Equity - Years ended December 31,
     1995, 1996, and 1997                                                F-6

  Consolidated Statements of Cash Flows - Years ended December 31, 1995,
     1996 and 1997                                                     F-7/F-8

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Tremont Corporation:

     We have audited the accompanying consolidated balance sheets of Tremont Corporation as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tremont Corporation as of December 31, 1996 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                                        COOPERS
& LYBRAND L.L.P.


Denver, Colorado
January 26, 1998

                              TREMONT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1997

                     (In thousands, except per share data)

ASSETS                                                                         1996           1997

Current assets:
   Cash and cash equivalents                                                  $  68,035      $  37,959
   Accounts and notes receivable                                                  6,445          5,544
   Receivable from related parties                                                1,026          2,277
   Prepaid expenses                                                               1,785          1,206


          Total current assets                                                   77,291         46,986


Other assets:
   Investment in TIMET                                                           98,479        123,521
   Investment in NL                                                              26,724         15,737
   Investment in joint ventures                                                   6,937         10,509
   Receivable from related parties                                                4,722          4,019
   Other                                                                          8,656         13,550


         Total other assets                                                     145,518        167,336


Property and equipment
  Land                                                                              330            330
  Buildings                                                                         877            893
  Equipment                                                                         172            172

                                                                                  1,379          1,395
  Less accumulated depreciation                                                     665            721



     Net property and equipment                                                     714            674


                                                                              $ 223,523      $ 214,996




                              TREMONT CORPORATION

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1996 and 1997

                     (In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY                                            1996            1997

Current liabilities:
   Accrued liabilities                                                      $   7,336       $    5,714
   Payable to related parties                                                     225               62
   Income taxes                                                                   112              212


          Total current liabilities                                             7,673            5,988


Noncurrent liabilities:
   Insurance claims and claim expenses                                         12,867           17,000
   Accrued postretirement benefit cost                                         22,072           21,730
   Deferred income taxes                                                       16,319           25,766
   Other                                                                        4,677            4,978


          Total noncurrent liabilities                                         55,935           69,474


Minority interest                                                               1,886            3,206


Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000 shares authorized; none issued           -                -
   Common stock, $1.00 par value; 14,000 shares authorized;
     7,640 and 7,690 shares issued, respectively                                7,640            7,690
   Additional paid-in capital                                                 273,780          274,736
   Accumulated deficit                                                       (116,834)        (103,277)
   Adjustments:
     Currency translation                                                      (2,764)          (7,831)

     Marketable securities                                                        702              732
     Pension liabilities                                                         (899)               -

                                                                              161,625          172,050
     Less treasury stock, at cost (173 and 960 shares, respectively)            3,596           35,722


          Total stockholders' equity                                          158,029          136,328


                                                                             $223,523         $214,996



Commitments and contingencies (Notes 10 and 11).




                                    See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1995, 1996 and 1997

                     (In thousands, except per share data)

                                                                1995           1996           1997

                                                                      <c
Equity in earnings (loss) of:
   TIMET                                                       $ (3,163)     $ 15,965       $ 25,137
   NL Industries                                                 11,411        (1,778)        (5,085)
   Other joint ventures                                               -         2,476          5,231


                                                                  8,248        16,663         25,283

Gain on sale of TIMET stock                                           -        27,599              -
Corporate income (expense), net                                  (2,696)       (4,052)         1,139
Interest expense                                                   (163)         (274)             -


     Income before income taxes
       and minority interest                                      5,389        39,936         26,422

Income tax expense                                                    4         9,335         11,545
Minority interest                                                     -           639          1,320


     Net income                                                 $ 5,385      $ 29,962       $ 13,557



Earnings per share:
   Basic                                                        $   .73      $   4.05       $   1.92
   Diluted                                                      $   .70      $   3.90       $   1.76

Weighted average shares outstanding:


   Basic                                                          7,354         7,406          7,058
   Diluted                                                        7,514         7,665          7,246









                                    See accompanying notes to consolidated financial statements.


                              TREMONT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   Years ended December 31, 1995, 1996, 1997
                                 (In thousands)

                                                       Additional
                        Common Stock          Common    paid-in  Accumulated
                      Shares      Treasury     Stock    capital     deficit
                      Issued       Shares

Balance at December     7,526         173     $ 7,526  $ 231,628 $ (152,181)
December 31, 1994

Net income                  -           -           -          -      5,385
Common stock issued        24           -          24        187          -
Adjustments                 -           -           -          -          -


Balance at December     7,550         173       7,550    231,815   (146,796)
31, 1995

Net income                  -           -           -          -     29,962
Reduction of
interest in
   TIMET, net (Note         -           -           -     40,227          -
1)
Common stock issued        90           -          90      1,562          -
Adjustments                 -           -           -          -          -
Other                       -           -           -        176          -


Balance at December     7,640         173       7,640    273,780   (116,834)
31, 1996


Net income                  -           -          -          -      13,557
Repurchases of              -         787          -          -           -
common stock
Common stock issued        50           -         50        828           -
Adjustments                 -           -          -          -           -
Other                       -           -          -        128           -


Balance at December     7,690         960    $ 7,690  $ 274,736  $ (103,277)
31, 1997











                                    See accompanying notes to consolidated financial statements.
                                                                F-6


                 Adjustments                     Total
  Currency    Marketable   Pension  Treasury  stockholders'
 translation  securities  liabilies   stock      equity

  $ (4,981)   $    (1)  $ (2,418) $ (3,596)   $  75,977
         -          -          -         -        5,385
         -          -          -         -          211
     1,836        (61)       311         -        2,086


    (3,145)       (62)    (2,107)   (3,596)      83,659

         -          -          -         -       29,962

      (179)         -        898         -       40,946
         -          -          -         -        1,652
       560        764        310         -        1,634
         -          -          -         -          176


    (2,764)       702       (899)   (3,596)     158,029

         -          -          -         -       13,557
         -          -          -   (32,126)     (32,126)
         -          -          -         -          878
    (5,067)        30        899         -       (4,138)

         -          -          -         -          128


  $ (7,831)    $  732    $     - $ (35,722)   $ 136,328












                                    See accompanying notes to consolidated financial statements.
                                                                F-6


                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1995, 1996 and 1997

                                 (In thousands)

                                                           1995          1996          1997

Cash flows from operating activities:
   Net income                                           $  5,385       $ 29,962      $ 13,557
   Earnings of affiliates in excess
     of distributions                                     (8,248)       (13,649)      (23,664)
   Gain on sale of TIMET stock                                 -        (27,599)            -
   Deferred income taxes                                       -          7,811        11,707
   Minority interest                                           -            639         1,320
   Other, net                                               (520)            (3)       (1,529)
   Change in assets and liabilities:
      Accounts and notes receivable                          211           (462)          278
      Accounts with related parties                       (1,629)          (244)         (380)
      Accrued liabilities                                   (308)         2,738        (1,586)
      Income taxes                                            (6)           337           101
      Other, net                                            (593)        (1,577)          225
   Sales of marketable trading securities                  3,322              -             -


     Net cash provided (used) by operating activities     (2,386)        (2,047)           29


Cash flows from investing activities:
   Loans to (collections from) TIMET                      (5,500)        22,460             -
   Proceeds from disposition of:
     TIMET common stock, net                                   -         46,898             -
     Property held for sale                                1,140          3,000             -
     Oil and gas production well interest                      -              -         1,206
   Other, net                                               (574)          (631)          (63)



     Net cash provided (used) by investing activities     (4,934)        71,727         1,143




                              TREMONT CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1995, 1996 and 1997

                                 (In thousands)

                                                           1995          1996           1997

Cash flows from financing activities:
   Repurchases of common stock                         $         -   $                $ (32,126)
                                                                              -
   Borrowings from related parties                          3,450            50               -
   Related party loan repayments                                -        (3,500)              -
   Borrowings (repayments) of indebtedness                  2,500        (2,500)              -
   Other, net                                                 211         1,655             878


     Net cash provided (used) by financing activities       6,161        (4,295)        (31,248)


Cash and cash equivalents:
   Net increase (decrease)                                 (1,159)       65,385         (30,076)
   Balance at beginning of year                             3,809         2,650          68,035


   Balance at end of year                                 $ 2,650      $ 68,035        $ 37,959



Supplemental disclosures - cash paid (received) for:
   Interest expense                                      $    155     $     334    $          -
   Income taxes                                                10         1,189            (263)





















                                    See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Organization and basis of presentation:

     Tremont Corporation is principally a holding company with operations conducted through its 30%-owned affiliate, Titanium Metals Corporation ("TIMET"), and 18%-owned affiliate, NL Industries, Inc. ("NL"). Contran Corporation and other entities related to Harold C. Simmons hold approximately 49% of Tremont's outstanding common stock and 75% of NL's outstanding common stock (including 18% of NL held by Tremont). Mr. Simmons may be deemed to control each of Contran, NL and Tremont. See Note 10.

     In February 1996, TIMET acquired the titanium metals businesses (the "IMI Titanium Acquisition") of IMI plc ("IMI") and, in June 1996, completed an initial public offering of 6.2 million shares of its common stock (the "Stock Offering"), in which the Company sold 2.2 million shares of TIMET common stock. These transactions reduced Tremont's ownership in TIMET from 75% at December 31, 1995 to 30%. See Note 4. As a result of its reduced ownership level, Tremont ceased to consolidate TIMET and instead reports its interest in TIMET by the equity method of accounting. For comparative purposes, TIMET is presented on the equity method for all periods presented. Tremont accounted for its equity in TIMET's capital transactions as a reduction of ownership interest in an affiliate and, accordingly, recorded a $41 million net increase to stockholders' equity in 1996. The change in stockholders' equity resulted from the difference between the book values of Tremont's current 30% interest in TIMET and its 75% interest in TIMET before the IMI Titanium Acquisition and Stock Offering.

Note 2 -  Summary of significant accounting policies:

~    Principles~of~consolidation.~~~The accompanying consolidated financial statements include the accounts of Tremont and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

~    Use~of~estimates.~~~The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

~    Cash~and~cash~equivalents.~~~Cash equivalents include highly liquid investments with original maturities of three months or less. At December 31, 1997, substantially all of the Company's cash and cash equivalents were held by one financial institution.
~
~    ~Marketable~and~other~securities~and~securities~transactions.~~~The
Company's equity in unrealized gain and loss adjustments of investments held by less than majority-owned affiliates are accumulated in the marketable securities adjustment component of stockholders' equity, net of related deferred income taxes. Realized gains and losses on the Company's securities are based upon the specific identification of the securities sold.

    ~Investments~in~TIMET,~NL~and~joint~ventures.~~~ Investments in TIMET, NL and more than 20%-owned but less than majority-owned entities are accounted for by the equity method. The Company's 18% investment in NL is reported by the equity method due to the fact that Tremont and NL may be deemed to be under common control by reason of stock ownership and common directors and executive officers. Differences between the cost of each such investment and the underlying equity in the historical carrying amounts of the entity's net assets are allocated among the respective assets and liabilities based upon estimated relative fair values. Such differences are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets. At December 31, 1997, the unamortized net difference relating to NL was approximately $55 million, of which $25 million is goodwill being amortized over 40 years, with substantially all of the remainder attributable to NL's property and equipment. The unamortized net basis difference at December 31, 1997 is greater than the Company's $16 million net carrying amount of its investment in NL because NL reported a shareholders' deficit on its separate historical basis of accounting.

~    Property,~equipment~and~depreciation~.  Property and equipment are stated
at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Depreciation is computed on the straight-line method over estimated useful lives of 10-20 years.

     ~Employee~benefit~plans.~~~Accounting and funding policies for postretirement benefits other than pensions ("OPEB") are described in Note 8.

     The Company, TIMET and NL have elected the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. See Note 9.~
     ~ ~
     ~I~ncome~taxes.~~~Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries and unconsolidated affiliates not included in the consolidated tax group.
     ~
     ~E~arnings~per~share.~~~In 1997, the Company retroactively adopted the provisions of SFAS No. 128, "Earnings per Share." See Note 14.

Note 3 - Business and geographic segments:

     Tremont is principally a holding company with operations conducted through its equity affiliates, TIMET and NL. Substantially all of Tremont's assets are located in the U.S.

     TIMET is a vertically integrated titanium producer whose products include titanium sponge, ingot, slab, forged and/or rolled mill products, and cast products for aerospace, industrial and other markets. TIMET's production facilities are located in the U.S. and Europe, while its products are sold throughout the world.



     NL is a producer of titanium dioxide pigments ("TiO2") and, during the three years ended December 31, 1997, rheological additives. TiO2 is a chemical product used in a wide range of "quality-of-life" type products. NL's production facilities are located in Europe and North America and its products are sold throughout the world. On January 30, 1998, NL sold its rheological additives business for $465 million. See Note 15.

     The Company's captive insurance subsidiary, NL Insurance Limited of Vermont ("NLIV"), reinsured certain risks of the Company, Baroid, NL and their respective subsidiaries and also participated on various third party reinsurance treaties. NLIV currently provides certain property and liability insurance coverage to Tremont, TIMET and NL, however, the risk associated with these policies are reinsured into the commercial reinsurance market. All of the Company's unrelated reinsurance business is in run-off. Results of the Company's captive insurance operations, which are not significant, are included in corporate expenses, net. See Note 10.

Note 4 - Investment in TIMET, NL and other joint ventures:

     See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for summarized information relating to the results of operations, financial position and cash flows of TIMET and NL, which information is incorporated herein by reference.

     ~TIMET.~~~At December 31, 1997, Tremont held 9.5 million shares, or 30%, of TIMET's outstanding common stock. See Note 1. At December 31, 1997, the net carrying amount of the Company's investment in TIMET was approximately $13.00 per share while the market price per share of TIMET common stock on that date was $28.875. Tremont also holds an option, received in connection with the IMI Titanium Acquisition by TIMET, to purchase up to an additional 1.5 million shares of TIMET's common stock from IMI for $12 million ($7.95 per TIMET share). The option expires February 15, 1999.

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

     ~NL~Industries.~~~Tremont holds 9.1 million shares, or 18%, of NL's outstanding common stock. At December 31, 1997, the net carrying amount of the Company's investment in NL was about $1.74 per share while the market price per share of NL common stock on December 31, 1997 was $13.625 per share. Certain of NL's debt agreements presently prohibit NL from paying dividends on its common stock.
     ~
     ~
     ~Joint~Ventures.~~~ Investment in joint ventures, held by the Company's 75%-owned subsidiary, TRECO, L.L.C., are principally comprised of a (i) 32% equity interest in Basic Investments, Inc. ("BII"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and a (ii)12% interest in Victory Valley Land Company, L.P. ("VVLC"), which is actively engaged in efforts to develop certain real estate. BII, through a wholly-owned subsidiary, owns an additional 50% interest in VVLC.

Note 5 - Other noncurrent assets:

                                                                               December 31,

                                                                            1996         1997

                                                                              (In thousands)
Restricted securities                                                      $ 6,025       $ 6,302
Other                                                                        2,631         7,248


                                                                           $ 8,656      $ 13,550



Note 6 - Accrued liabilities:

                                                                               December 31,

                                                                             1996        1997

                                                                              (In thousands)
Accrued liabilities:
     Postretirement benefit cost                                            $ 1,924      $ 1,887
     Other employee benefits                                                  1,107          242
     Environmental cost                                                         300          299
     Legal costs                                                                796          838
     Miscellaneous taxes                                                        256          134
     Other                                                                    2,953        2,314


                                                                            $ 7,336      $ 5,714




Note 7 -  Income taxes:

     Summarized below are (i) the difference between the income tax expense attributable to the income before income taxes and minority interest ("pretax income") and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (ii) the components of the income tax expense attributable to the pretax income, and (iii) the components of the comprehensive tax expense. Substantially all of the Company's income is derived from the U.S.

                                                              Years ended December 31,

                                                        1995            1996           1997

                                                                   (In thousands)
Expected income tax expense                            $  1,886       $ 13,977        $  9,247
Incremental tax and rate differences on equity in
  Income of companies not included in the
  Consolidated tax group                                      -         (1,071)            961
Valuation allowance                                      (1,835)        (3,495)            895
U.S. state income taxes, net                                  3             78              41
Other, net                                                  (50)          (154)            401


                                                     $        4        $ 9,335        $ 11,545



Income tax expense (benefit):
  Current income taxes:
     U.S. federal                                    $        -        $ 1,404      $     (225)
     U.S. state                                               4            120              63
  Deferred income taxes                                       -          7,811          11,707


                                                      $       4        $ 9,335        $ 11,545



Comprehensive tax expense allocable to:
  Pretax income                                       $       4        $ 9,335        $ 11,545
  Stockholders' equity:

     Reduction of interest in TIMET                           -          7,878               -
     Foreign currency translation and other                 890            880          (2,258)


                                                       $    894       $ 18,093        $  9,287




     The components of deferred taxes are summarized below.

                                                                December 31,

                                                       1996                       1997

                                              Assets     Liabilities     Assets    Liabilities

                                                               (In millions)
Temporary differences relating to net
assets:
   Property and equipment                   $     .1    $      -         $   .1    $     -
   Accrued OPEB cost                             8.4           -            8.3          -
   Accrued liabilities and other deductible      6.8           -            5.9          -
differences
   Other taxable differences                     -            (3.8)         -           (4.2)
   Investments in subsidiaries and
affiliates
     including foreign currency translation
     adjustments                                10.1           -            2.8          -
   Tax loss and credit carryforwards             -             -             .1          -
   Valuation allowance                         (37.9)          -          (38.8)         -


   Gross deferred tax assets (liabilities)     (12.5)         (3.8)       (21.6)        (4.2)

Netting                                         12.5         (12.5)        21.6        (21.6)


Total deferred taxes                             -           (16.3)         -          (25.8)
Less current deferred taxes                      -             -            -            -




   Net noncurrent deferred taxes            $      -     $   (16.3)    $    -       $  (25.8)




     The Company has a deferred tax valuation allowance of $ 38.8 million at December 31, 1997 offsetting deferred tax assets, principally related to the Company's interest in NL, which the Company believes did not meet the "more-likely-than-not" recognition criteria at that date. The Company's valuation allowance decreased by $4.8 million in 1995, decreased by $13 million in 1996 and increased by $.9 million in 1997. During 1995, the valuation allowance reduction was due primarily to a net increase in the bases differences of the Company's investments in unconsolidated affiliates. In 1996, the valuation allowance decreased due to utilization of NOLs and the Company's reduction of its ownership interest in TIMET. In 1997, the valuation allowance increased primarily due to the Company's equity in losses in NL as partially offset by adjustments to certain corporate items. During 1996, the Company utilized $14 million of U.S. federal income tax net operating loss carryforwards.

Note 8 -  Postretirement benefits other than pensions ("OPEB"):

     Tremont retained the obligations for certain postretirement health care and life insurance benefits provided to eligible petroleum services employees who retired prior to the separation of the petroleum services businesses and titanium metals businesses from Baroid Corporation in 1990. The Company funds such benefits as they are incurred, net of any contributions by the retirees.


     The components of net periodic OPEB costs and accumulated OPEB obligations are set forth below. The rates used in determining the actuarial present value of the accumulated OPEB obligations at December 31 were (i) discount rate -- 7.0% in 1997 and 7.75% in 1996, and (ii) rate of increase in future health care costs -- 10% in 1998, gradually declining to 5.25% in 2016 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased approximately $.1 million in 1997, and the actuarial present value of accumulated OPEB obligations at December 31, 1997 would have increased approximately $1.2 million. The accrued OPEB cost is sensitive to changes in these estimated rates and actual results may differ from the obligations noted below.

                                                                              December 31,

                                                                            1996          1997

                                                                             (In thousands)
Actuarial present value of accumulated OPEB
  obligations attributable solely to retiree benefits                     $ 19,160      $ 20,479
Unrecognized net loss from experience
  different from actuarial assumptions                                      (1,137)       (2,395)
Unrecognized prior service credits                                           5,973         5,533


Total accrued OPEB cost                                                     23,996        23,617
Less current portion                                                         1,924         1,887


     Noncurrent accrued OPEB cost                                         $ 22,072      $ 21,730




                                                                 Years ended December 31,

                                                              1995          1996          1997

                                                                      (In thousands)
Interest cost on accumulated OPEB obligations                $ 1,422      $ 1,463       $ 1,441
Net amortization and deferrals                                  (441)        (441)         (441)


     OPEB expense                                            $   981      $ 1,022       $ 1,000




Note 9 -  Stockholders' equity:

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


     Changes in options outstanding under the Company's long-term performance incentive and non-employee Director plans are summarized in the table below. Fair values were estimated using the Black-Scholes model and the assumptions listed below. At December 31, 1997, options to purchase 149,080 shares were exercisable at a weighted average exercise price per share of $11.57 and options to purchase an additional 52,060 shares become exercisable in 1998. Outstanding options at December 31, 1997 had a weighted average remaining life of 5.4 years. At December 31, 1997, 484,681 shares were available for future grant under the Company's long-term performance incentive plan and 32,000 shares were available for future grant under the Company's non-employee Director plan.

                                                                          Weighted      Fair
                                                                          average     value at
                                         Exercise       Amount payable    exercise     grant
                            Shares      price per       upon exercise      price        date
                                          share
                                         (In thousands, except per share amounts)
Outstanding at December 31,  442         $4.69-$22.2         $ 4,597        $ 10.40
1994

Granted                        3               13.25              40          13.25     $ 5.04
Exercised                    (24)         8.63-18.56            (211)          8.79
Canceled                      (2)         8.13-18.56             (19)          9.50


Outstanding at December 31,  419          4.69-22.22           4,407          10.52
1995

Granted                        3               22.75              68          22.75       9.51
Exercised                    (86)         4.69-18.75            (936)         10.88


Outstanding at December 31,  336          8.00-22.75           3,539          10.54
1996

Granted                        3               30.88              93          30.88    $ 13.30
Exercised                    (50)         8.00-18.75            (544)         10.90
Canceled                     (52)         8.13-18.75            (531)         10.20




Outstanding at December 31,  237         $8.00-30.88          $2,557          10.80
1997




Assumptions:
     Expected life (years)         4.7 - 7.5
     Risk free interest rate       5% - 8.75%
     Volatility                   40%
     Dividend yield                0%

     Had the Company elected to account for stock-based employee compensation for all awards granted beginning in 1995 in accordance with the fair value based accounting method of SFAS No. 123, the Company's pretax income, net income and diluted earnings per share for 1995 would have been reduced by $.5 million, $.3 million and $.04, respectively. The impact would not have been material for 1996 and 1997.

     In February 1997, the Company's Board of Directors authorized the repurchase of up to 2 million shares of its common stock in open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. As of December 31, 1997 and February 28, 1998 the Company had repurchased 787,100 common shares of its stock for approximately $32.1 million ($40.77 average per share) pursuant to this repurchase program. The repurchased shares will be added to the Company's treasury and could be used for future acquisitions or other corporate purposes.


Note 10 - Related party transactions:

     The Company may be deemed to be controlled by Harold C. Simmons. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions with related companies such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran and other entities related to Mr. Simmons consider, review and evaluate such transactions. Depending upon the business, tax, and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future. In connection with these activities, the Company may consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities have in the past and may in the future include participation in the acquisition or restructuring activities conducted by Contran, NL and other companies that may be deemed to be controlled by Harold C. Simmons.

     It is the policy of the Company to engage in transactions with related parties on terms which are, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

     The Company is a party to intercorporate services agreements with Contran and Valhi, Inc. (a majority-owned subsidiary of Contran) pursuant to which Valhi and Contran agreed to provide certain services to Tremont on a fee basis. Fees for services provided under such agreements were $.2 million in 1995 and 1996 and $.5 million in 1997.

     The Company is a party to an intercorporate services agreement with NL pursuant to which NL provides certain management and financial services to Tremont on a fee basis. Fees for services provided by NL were $.1 million in each of the last three years.

     The Company has an intercorporate services agreement with TIMET whereby TIMET will provide certain management, financial and other services to the Company for approximately $.4 million in 1996 and 1997, subject to renewal for future years. Charges from TIMET approximated $.9 million in 1995 pursuant to similar arrangements for compensation and intercorporate services.

      NL and NLIV are parties to an insurance sharing agreement with respect to certain loss payments and reserves established by NLIV that (i) arise out of claims against other entities for which NL is responsible and (ii) are subject to payment by NLIV. under certain reinsurance contracts. Also, NLIV will credit NL with respect to certain underwriting profits or credit recoveries that NLIV receives from independent reinsurers that relate to retained liabilities.
Baroid entered into an insurance sharing agreement with NLIV containing, with respect to liabilities for which it may be responsible, substantially the same terms and conditions as the insurance sharing agreement between NL and NLIV.



     At December 31, 1997, Tremont had approximately $9 million of outstanding letters of credit issued under a Dresser Industries, Inc. credit agreement. The Company reimburses Dresser for any fees and expenses related to these letters of credit and for any amounts drawn thereunder.

     In 1995, Tremont entered into a $15 million revolving credit agreement with Contran maturing in January 1998 and collateralized by 2.5 million shares of NL common stock. During 1996, Tremont repaid all $3.5 million of outstanding debt at December 31, 1995 and terminated the agreement.

     Current receivables from related parties at December 31, 1996 and 1997 are principally related to amounts due from TIMET for exercises of Tremont stock options and for OPEB benefit payments. Noncurrent receivables from related parties principally include amounts due under insurance loss sharing agreements with NL and Baroid. Current payables to related parties principally represent amounts due under intercorporate service arrangements.

Note 11 - Commitments and contingencies:

     ~Long-term~agreements~. TIMET has a long-term supply agreement with The Boeing Company under which TIMET will be the principal supplier of titanium products to Boeing Commercial Airplane Group ("Boeing") and its family of suppliers for the next ten years.

     Under the terms of the agreement, TIMET will supply a minimum of 70% of Boeing's annual needs for titanium, depending upon Boeing's requirements each year. TIMET's share of Boeing's total titanium requirements will increase as Boeing's volume requirements decrease, down to a minimum mutual commitment of
6.5 million pounds (3,000 metric tons) per year. The agreement is effective for shipments beginning in 1998, but it is not anticipated to reach expected volume levels until 1999.

     Pricing under the Boeing agreement is firm for the first five years and will be reviewed annually for inflationary conditions for the next five years based upon an aerospace-related index. The companies have also agreed to utilize Boeing's Lean Manufacturing program to develop cost savings that will be shared by both companies.

      TIMET has a long-term agreement for the purchase of titanium sponge produced in Kazakhstan. The sponge purchase agreement is for ten years beginning in 1998, with firm pricing for the first five years (subject to certain adjustments). Volumes purchased under the contract will be up to 10,000 metric tons annually.

      TIMET may enter into long-term agreements with other customers and suppliers.
~
~L~egal~proceedings~and~contingencies~

    ~Tremont~and~consolidated~subsidiaries~

     ~Kahn.~~~In November 1991, a purported shareholder derivative suit was filed in the Courtof Chancery of the State of Delaware, New Castle County (~Kahn v. Tremont.,et al.,~No. 12339), in connection with Tremont's purchase of 7.8 million shares of NL's outstanding Common Stock from Valhi in 1991. The complaint named as defendants Valhi and all the members of the Board of Directors of Tremont, and alleged that Tremont's purchase of the NL shares constituted a waste of Tremont's assets and a breach of fiduciary duties by Tremont's Board. A trial in this matter was held in June 1995. In March 1996, the court issued its opinion ruling in favor of the defendants, concluding that the purchase of the interest in NL was entirely fair to Tremont. Plaintiff appealed this decision and, upon appeal, the Delaware Supreme Court reversed and remanded the case to the Chancery Court for further consideration of the fairness of the transaction. In March 1998, Tremont and Valhi executed and filed with the court a proposed stipulation of settlement to the case. Under the proposed settlement, which is subject to court approval, Valhi agreed to transfer to Tremont 1.2 million shares of NL common stock, subject to adjustment depending upon the average sales price of the shares during a fifteen trading day period ending five trading days prior to the transfer, up to a maximum of
1.4 million shares and down to a minimum of 1 million shares. Valhi has the option, in lieu of transferring the shares, of transferring cash or cash equivalents equal to the product of the number of shares that would otherwise have been transferred to Tremont and the average price. If approved by the court, the transfer of shares or cash is expected to occur in the second or third quarter of 1998. Pursuant to the proposed settlement and subject to court approval, Tremont will reimburse plaintiffs for attorneys' fees of up to $5 million and related costs.

     ~Other~.   The Company is involved in various other environmental,
contractual, and other claims and disputes incidental to its business.

     The Company currently believes the disposition of all claims and disputes individually or in the aggregate, should not have a material adverse affect on the Company's financial condition, results of operations or liquidity.
~
~N~L~Industries~

~    Lead~pigment~litigation.~Since 1987, NL, other past manufacturers of lead pigments for use in paint and lead-based paint and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of large United States cities or their public housing authorities and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

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

     ~Seinfeld.~~~In September 1996, a purported shareholder derivative suit was filed in the Chancery Division of the New Jersey Superior Court, Bergen County(~Seinfeld v. Simmons et al.,~ Civ. Action No. C-336-96) challenging
NL's 1991 purchase of approximately 10.9 million shares of NL Common Stock from Valhi in connection with a "Dutch auction" tender offer to all shareholders. The complaint names as defendants NL, Valhi, and seven persons who served on NL' Board of Directors in 1991. The complaint alleges, among other things, that the NL purchase of the shares in the Dutch auction was an unfair and wasteful expenditure of NL funds that constituted a breach of the defendants' fiduciary duties to NL's stockholders. The complaint seeks, among other things, rescission of the purchase from Valhi pursuant to the Dutch auction and plaintiff has stated that damages sought are $149 million. NL and the other defendants answered the complaint and denied all allegations of wrongdoing. In February 1998, NL and Valhi exe uted and filed with the court a proposed stipulation of settlement of the case. Underthe proposed settlement, which is subject to court approval, Valhi agreed to transferto NL 750,000 shares of Common Stock, subject to adjustment depending on the average sales price of the shares during a fifteen trading day period ending five trading days prior to the transfer, up to a maximum of 825,000 sahres and down to a minimum of 675,000 shares. Valhi ahs the option, in lieu of transferring the shares, of transferring cash or cash equivalents equal to the product of the number of shares that would otherwise have been transferred to NL and the average price. If approved by the court, the transfer of shares or cash is expected to occur in the second or third quarter of 1998. Pursuant to the proposed settlement and subject to court approval, NL will reimburse plaintiffs for attorneys' fees of up to $3 million and related costs. The company is not a party to this action.

     Other. NL is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.

     NL currently believes the disposition of all claims and disputes individually or in the aggregate, should not have a material adverse effect on NL's consolidated financial condition, results of operations or liquidity.

     In addition to litigation referred to above, certain information relating to regulatory and environmental matters pertaining to NL is included in Item 1 - "Business - Unconsolidated Affiliate - NL " of this Annual Report on Form 10-K.
~
~E~nvironmental~matters~

    ~Tremont~and~consolidated~subsidiaries~

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

~    Arkansas~Division~of~Pollution~Control~and~Ecology.~~~~~In 1993, the
Company entered into a settlement agreement with the Arkansas Division of Pollution Control and Ecology in connection with certain alleged water discharge permit violations at one of several abandoned barite mining sites in Arkansas. The settlement agreement, in addition to requiring the payment in 1993 of a $20,000 penalty, required the Company to undertake a remediation/reclamation program, which is nearing completion at a total cost of approximately $2 million. Another of the sites is currently being evaluated by the U.S.

Environmental Protection Agency. Based upon its evaluation, the EPA could require the owners to take investigatory or remedial action at this site, however, the Company believes that to the extent it has any additional liability for remediation at this site, it is only one of a number of apparently solvent potentially responsible parties that would ultimately share in any such costs. As of December 31, 1997, the Company had accrued $5.3 million related to these matters.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its non-operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further there can be no assurance that additional environmental matters will not arise in the future. However, the Company currently believes the disposition of all environmental matters, individually or in the aggregate, should not have a material adverse effect on the Company's business, results of operations, financial condition, or cash flow.

     The Company, TIMET and NL adopted the recognition and disclosure requirements of AICPA's Statement of Position No. 96-1, "Environmental Remediation Liabilities," ("SOP 96-1") in 1997. The effect of adopting SOP 96-1 by Tremont and TIMET was not material. NL's effect of adopting SOP 96-1 is discussed below.

~~~~TIMET
~     ~
~     ~BMI~Companies.~TIMET and certain other companies, including Kerr-McGee
Chemical Corporation, Chemstar Lime Company and Pioneer Chlor Alkali, Inc. (successor to Stauffer Chemical Company) operate facilities in a complex (the "BMI Complex") owned by BMI, adjacent to TIMET's Henderson, Nevada plant. In 1993, TIMET and each of such companies, along with certain other companies who previously operated facilities in the common areas of the BMI Complex (collectively the "BMI Companies") completed a Phase I environmental assessment of the common areas of the BMI Complex and each of the individual company sites pursuant to consent agreements with the Nevada Division of Environmental Protection ("NDEP"). In July 1996, TIMET signed a consent agreement with NDEP regarding implementation of the Phase II assessment of the TIMET property within the BMI Complex. A report regarding the Phase II assessment of the common areas of the BMI Complex was submitted to NDEP in August 1996. Until completion of the sampling and analysis involved in the Phase II assessment of the TIMET property and any further Phase II testing that NDEP may require for the BMI Complex common areas, it is not possible to provide a reasonable estimate of the additional remediation costs, if any, or TIMET 's likely share of any such costs.

~     Pomona~facility.~TIMET has conducted an additional study and assessment work as required by the California Regional Water Quality Control Board--
Los Angeles Region (the "Water Quality Board") related to soil and possible groundwater contamination at TIMET Castings' Pomona, California facility. The site is near an area that has been designated as a U.S. Environmental Protection Agency "Superfund" site. Although TIMET does not believe it will incur a material liability with respect to the Pomona facility, the Water Quality Board has not completed its review.

      ~Henderson~facility.~During 1997, TIMET was issued a Notice of Violation by the U.S. Environmental Protection Agency ("EPA") in connection with the permitting for, and operation of, a carbon monoxide burner at the Henderson, Nevada facility. In December 1997, the EPA indicated that it was seeking approximately $.9 million in penalties. TIMET believes it substantially complied with applicable regulations and intends to vigorously defend this matter, which is still in discussion with the EPA.

      At December 31, 1997, TIMET had accrued an aggregate of approximately $1.3 million for the environmental matters discussed above under ~BMI~Companies,~Pomona~facility~and~Henderson~facility~. TIMET records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by TIMET at its operating facilities, or a determination that TIMET is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

      ~Other.~~~~~TIMET is involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

      TIMET currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on TIMET 's financial condition, results of operations or liquidity.

      In addition to litigation referred to above, certain information relating to regulatory and environmental matters pertaining to TIMET is included in Item I - "Business - Unconsolidated Affiliate - TIMET" of this Annual Report on Form 10-K.

    ~NL~Industries~

     Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") in approximately 75 governmental and private actions associated with hazardous waste sites and former mining locations, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List. These actions seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. While NL may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who are also jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1997, NL had accrued $135 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites which it is possible to estimate costs is approximately $175 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future. NL adopted SOP 96-1 in the first quarter of 1997, increasing its environmental liability by $30 million.

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

~Income~taxes~

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

~Concentration~of~credit~and~other~risks.
~
~~~~~~Substantially all of TIMET's sales and operating income are derived from operations based in the U.S., the U.K. and France. TIMET's sales to customers in the U.S. accounted for 73% of sales in 1995, 62% in 1996 and 55% in 1997. Sales to customers in Europe accounted for 18% of sales in 1995, 31% in 1996 and 38% in 1997. The majority of TIMET's sales are to customers in the aerospace industry (including airframe and engine construction). Such concentration of customers may impact TIMET's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions. TIMET's ten largest customers accounted for about one-third of net sales in each of the past three years.

     Sales of TiO2 accounted for more than 90% of NL's net sales from continuing operations during each of the past three years. TiO2 is sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, none of which represents a significant portion of net sales. In each of the past three years, approximately one-half of NL's TiO2 sales by volume were to Europe and approximately 36% in 1995, 37% in 1996 and 36% in 1997 of sales were attributable to North America.

Note 12 - Quarterly results of operations (unaudited):

                                                               Quarters ended

                                             March 31      June 30      Sept. 30     Dec. 31

                                                    (In millions, except per share data)
~Year~ended~December~31,~1997:~
   Equity in earnings (loss) of:
     TIMET                                   $   4.8     $   6.1       $   6.5       $   7.8
     NL                                         (7.2)       (0.4)          0.9           1.6

   Net income (loss)                            (2.4)        4.4           5.1           6.5

   Basic earnings per share                  $  (.32)    $   .62       $   .74       $   .96
   Diluted earnings per share                   (.33)        .58           .68           .89

~Year~ended~December~31,~1996:~
   Equity in earnings (loss) of:
     TIMET                                   $   1.3      $  3.3        $  4.1        $  7.3
     NL                                          1.4         1.3          (1.7)         (2.8)
   Gain on sale of TIMET stock                   -          27.6           -             -

   Net income                                    2.2        24.1           2.2           1.5

   Basic earnings per share                  $   .30      $ 3.26        $  .29       $   .20
   Diluted earnings per share                    .29        3.14           .28           .18


Note 13 - New accounting principles not yet adopted:

      The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income," ~~~ in the first quarter of 1998. Upon adoption of SFAS No. 130, the Company will present a new Consolidated Statement of Comprehensive Income which will report all changes in the Company's stockholders' equity other than transactions with stockholders. Comprehensive income pursuant to SFAS No. 130 would include net income, as reported in the Consolidated Statement of Income, plus the net changes in the foreign currency translation, marketable securities and pension liabilities components of stockholders' equity.

      The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ~~~ in the fourth quarter of 1998. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment. The Company currently believes segment disclosures pursuant to SFAS No. 131 will not be materially different from the current disclosures pursuant to SFAS No. 14.

      The Company is required to adopt the disclosure requirements of SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," ~~~ in the fourth quarter of 1998. SFAS No. 132 revises disclosure requirements for such pension and postretirement benefit plans to, among other things, standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans.


Note 14 - Earnings per share:

      A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. In 1995, the effect of dilutive securities of equity investees relates to NL options. The effect of conversion of TIMET's Convertible Preferred Securities would be a net reduction of the Company's equity in earnings of TIMET. The reduction results from dilution of the Company's ownership percentage offset in part by increased TIMET net income resulting from elimination of dividends on the Convertible Preferred Securities. TIMET's Convertible Preferred Securities were issued in November 1996. Stock options omitted from the denominator because they were antidilutive were not material.

                                                      1995            1996            1997
                                                                 (in thousands)
Numerator:
   Net income                                        $ 5,385       $ 29,962          $ 13,557
   Effect of dilutive securities of equity              (103)           (36)             (875)
investees


   Diluted net income                                $ 5,282       $ 29,926          $ 12,682



Denominator:
   Average common shares outstanding                   7,353          7,406             7,058
   Average dilutive stock options                        161            259               188


   Diluted shares                                      7,514          7,665             7,246




Note 15 - Subsequent event:

     NL's specialty chemical business, Rheox, was sold for $465 million in January 1998, including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. NL expects to recognize an after-tax gain of approximately $300 million on the disposal of this business segment in the first quarter of 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of Tremont Corporation:

     Our report on the consolidated financial statements of Tremont Corporation as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997 is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Annual Report on Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






~~COOPERS~&~LYBRAND~L.~L.~P.~


Denver, Colorado
January 26, 1998

                      TREMONT CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                              Additions
                                               charged
                               Balance at   (credited) to                                 Balance
         Description           Beginning      costs and                                    at end
                                of year        expenses      Deductions     Other         of year

Year ended December 31, 1997:

   Allowance for doubtful      $   2,663    $           -   $         -   $       -      $   2,663
accounts

   Valuation allowance for
deferred
     income taxes               $ 37,899      $       895   $         -   $       -       $ 38,794




Year ended December 31, 1996:

   Allowance for doubtful       $  2,663    $           -   $         -   $       -      $   2,663
accounts


   Valuation allowance for
deferred
     income taxes               $ 50,923        $  (3,495)  $         -   $ (9,529) (a)   $ 37,899





Year ended December 31, 1995:

   Allowance for doubtful       $  2,663     $          -   $         -   $       -      $   2,663
accounts


   Valuation allowance for
deferred
     income taxes               $ 55,701         $ (1,835)  $         -   $ (2,943) (b)   $ 50,923




(a)Represents reduction in valuation allowance principally attributable to the Company's reduction of its ownership interest in
  TIMET.

(b)Represents direct offset to the decrease in gross deferred income tax assets due to the expiration of certain U.S. tax credit carryforwards and changes in estimate in tax bases differences.