Form 10-K/A
period 1997-12-31
TREMONT CORPORATION
filed 1998-04-20
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1997
                                       OR
  TRANSITION   REPORT   PURSUANT   TO   SECTION  13  OR  15(d)  OF  THE
  SECURITIES   EXCHANGE ACT OF 1934
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

~     Employees.~As of December 31, 1997, TIMET employed approximately 2,125 persons in the U.S. and approximately 900 persons in Europe, up 2.5% from a total of 2,950 at the end of 1996. TIMET's production and maintenance workers in Henderson, Nevada and its production, maintenance, clerical and technical workers in Toronto, Ohio are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2000 and July 2002, respectively. Employees at the Company's other U.S. facilities are not covered by collective bargaining agreements. In February 1997, employees at TIMET Castings' Albany, Oregon facility voted to not be represented by the USWA.

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

      The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1997 NL had accrued $135 million for those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. During the first quarter of 1997 NL's accrual was increased by $30 million to include legal fees and other costs of managing and monitoring environmental remediation sites as required by the adoption of the AICPA's Statement of Position 96-1, "Environmental Remediation Liabilities." It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $175 million. NL's estimate of such liability has not been discounted to present value and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

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

      While aircraft production rates and backlogs appear to indicate a longer, flatter aerospace cycle than previous cycles, TIMET believes that customers have built inventories based on expected further increases in aircraft production rates that were later modified. As a result, TIMET believes there is some excess titanium in the aerospace production system that could result in delay of some shipments to customers and some order cancellations as customers adjust their inventories in the short term.

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

     Many of TIMET's information systems are being replaced in connection with the implementation of SAP, which is expected to be completed in 1999. SAP is Year 2000 compliant. TIMET is in process of expediting its remaining portfolios of non-compliant software and hardware and expects to complete this process in 1999. TIMET preliminarily estimates that the costs, excluding the implementation of SAP, to address the Year 2000 Issue could be over $6 million, which is expected to be incurred primarily from mid-1998 through mid-1999.

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

      Operating levels at TIMET's plants in both 1997 and 1996 were generally higher than in the respective prior year and contributed to the better operating results. The VDP titanium sponge plant operated at approximately 85% of its annual practical capacity in both 1997 and 1996 and 75% in 1995. TIMET restarted production of titanium sponge at its original Kroll-leach facility during the second quarter of 1996 in response to demand for certain grades of titanium sponge, and further increased production levels in 1997. In 1997, TIMET's worldwide mill product capacity utilization approximated 85%, up from 80% in 1996 and 45% in 1995.

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

                                         Years ended December 31,                     Change

                                       1995         1996        1997           1995-96       1996-97
                                               (In millions)
Net sales - Kronos                 $ 894.1        $ 851.2       $837.2           -5%            -2%

Operating income - Kronos          $ 161.2        $  71.6       $ 82.5          -56%           +15%
General corporate items:
   Securities earnings                 7.4            4.7          5.4
   Corporate expenses, net           (26.6)         (17.2)       (49.8)
   Interest expense                  (75.7)         (69.3)       (65.8)


Pretax income (loss)                  66.3          (10.2)       (27.7)       $  (76.5)      $ (17.5)

Income taxes                           (.3)           1.5          2.3
Minority interest                       .1            -            (.1)
Discontinued operations - Rheox       19.1           22.5         20.4


Net income (loss)                  $  85.6        $  10.8       $ (9.5)       $  (74.8)      $ (20.3)



Tremont's equity in
   earnings (loss) of NL,
   including amortization of
   basis differences               $  11.4        $  (1.8)      $ (5.1)      $   (13.2)      $  (3.3)



Percent change in TiO2


   Sales volume                                                                  +6%           +10%
   Average selling prices (in billing                                            -9%            -4%
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

     TIMET estimates capital expenditures in 1998 will total $110 million to $120 million, approximately 60% of which is related to the capacity expansion projects associated with volume expected under long-term customer agreements. In addition, the $24 million Loterios acquisition closed in April 1998.

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

10.16* 1996 Amended and Restated Non-employee Director Compensation Plan of Titanium Metals Corporation incorporated by reference to Exhibit 10.8* of Titanium Metals Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

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

99.1 Titanium Metals Corporation (File No. 0-28538) Annual Report on Form 10-K for the year ended December 31, 1997, Item 3 - "Legal Proceedings" and Item 8 - "Financial Statements and Supplementary Data" (pages F-1 to F-28).

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

                           ANNUAL REPORT ON FORM 10-K/A

                            ITEMS 8, 14(a) and 14(d)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


                                                                         Page
FINANCIAL STATEMENTS

  Report of Independent Accountants                                      F-2

  Consolidated Balance Sheets - December 31, 1996 and 1997             F-3/F-4

  Consolidated Statements of Income - Years ended December 31, 1995,
     1996 and 1997                                                      F-5

  Consolidated Statements of Stockholders' Equity - Years ended December 31,
     1995, 1996 and 1997                                                F-6

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

                                                                          Weighted      Fair
                                                                          average     value at
                                         Exercise       Amount payable    exercise     grant
                            Shares      price per       upon exercise      price        date
                                          share
                                         (In thousands, except per share amounts)
Outstanding at December 31,  442         $4.69-$22.2         $ 4,597        $ 10.40
1994

Granted                        3               13.25              40          13.25     $ 5.04
Exercised                    (24)         8.63-18.56            (211)          8.79
Canceled                      (2)         8.13-18.56             (19)          9.50


Outstanding at December 31,  419          4.69-22.22           4,407          10.52
1995

Granted                        3               22.75              68          22.75       9.51
Exercised                    (86)         4.69-18.75            (936)         10.88


Outstanding at December 31,  336          8.00-22.75           3,539          10.54
1996

Granted                        3               30.88              93          30.88    $ 13.30
Exercised                    (50)         8.00-18.75            (544)         10.90
Canceled                     (52)         8.13-18.75            (531)         10.20




Outstanding at December 31,  237        $8.00-$30.88          $2,557         $10.80
1997




Assumptions:
     Expected life (years)         4.7 - 7.5
     Risk free interest rate       5% - 8.75%
     Volatility                   40%
     Dividend yield                0%

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

      ~Henderson~facility.~During 1997, TIMET was issued a Notice of Violation by the EPA in connection with the permitting for, and operation of, a carbon monoxide burner at the Henderson, Nevada facility. In December 1997, the EPA indicated that it was seeking approximately $.9 million in penalties. TIMET believes it substantially complied with applicable regulations and intends to vigorously defend this matter, which is still in discussion with the EPA.

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

    ~NL~Industries~

     Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") in approximately 75 governmental and private actions associated with hazardous waste sites and former mining locations, certain of which are on the U.S.
EPA's Superfund National Priorities List. These actions seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. While NL may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who are also jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims.
At December 31, 1997, NL had accrued $135 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites which it is possible to estimate costs is approximately $175 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future. NL adopted SOP 96-1 in the first quarter of 1997, increasing its environmental liability by $30 million.

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

                                                      1995            1996            1997
                                                                 (in thousands)
Numerator:
   Net income                                        $ 5,385       $ 29,962          $ 13,557
   Effect of dilutive securities of equity              (103)           (36)             (875)
investees


   Diluted net income                                $ 5,282       $ 29,926          $ 12,682



Denominator:
   Average common shares outstanding                   7,354          7,406             7,058
   Average dilutive stock options                        160            259               188


   Diluted shares                                      7,514          7,665             7,246




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