Form 10-Q
period 1998-03-31
TREMONT CORPORATION
filed 1998-05-15
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1998
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Yes  X   No



Number of shares of common stock outstanding on April 30, 1998:  6,744,158

                          FORWARD-LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources," both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those in the portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of NL's and TIMET's businesses, TIMET's dependence on the aerospace industry, the sensitivity of NL's and TIMET's businesses to global industry capacity, global economic conditions, changes in product pricing, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties with new product development and the supply of raw materials and services.

                              TREMONT CORPORATION

                                     INDEX


                                                                   Page
                                                                  number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

           Consolidated Balance Sheets - December 31, 1997 and
            March 31, 1998                                         2-3

           Consolidated Statements of Operations - Three months
             ended March 31, 1997 and 1998                           4

           Consolidated Statements of Cash Flows - Three months
            ended March 31, 1997 and 1998                            5

           Consolidated Statements of Comprehensive Income - Three
             months ended March 31, 1997 and 1998                    6

           Consolidated Statement of Stockholders' Equity - Three
            months ended March 31, 1998                              7

           Notes to Consolidated Financial Statements             8-10

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                          11-22

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                                     22

     Item 4. Submission of Matters to a Vote of Security Holders    23

     Item 6. Exhibits and Reports on Form 8-K.                      23


                              TREMONT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     December       MARCH 31,
              ASSETS                    31,            1998
                                        1997


Current assets:
  Cash and cash equivalents         $ 37,959        $ 37,996
  Accounts and notes receivable        5,544           5,691
  Receivable from related parties      2,277           1,615
  Prepaid expenses                     1,206           1,281


     Total current assets             46,986          46,583



Other assets:
  Investment in TIMET                123,521         129,137
  Investment in NL Industries         15,737          61,838
  Investment in joint ventures        10,509          12,343
  Receivable from related parties      4,019           3,845
  Other                               13,550          12,688


     Total other assets              167,336         219,851


Net property and equipment               674             653





                                    $214,996        $267,087




                              TREMONT CORPORATION

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND   December       MARCH 31,
  STOCKHOLDERS' EQUITY                  31,            1998
                                        1997


Current liabilities:
  Accrued liabilities               $  5,714        $  5,515
  Payable to related parties              62             187
  Income taxes                           212             262


     Total current liabilities         5,988           5,964


Noncurrent liabilities:
  Insurance claims and claim
expenses                              17,000          16,809
  Accrued OPEB cost                   21,730          21,954
  Deferred income taxes               25,766          28,057
  Other                                4,978           5,032


     Total noncurrent liabilities     69,474          71,852


Minority interest                      3,206           3,669


Stockholders' equity:
  Common stock                         7,690           7,735
  Additional paid-in capital         274,736         275,250
  Accumulated deficit               (103,277)        (52,584)

  Accumulated other comprehensive
income:
     Currency translation             (7,831)         (8,071)
     Marketable securities               732             828

                                     172,050         223,158
  Less treasury stock, at cost        35,722          37,556


     Total stockholders' equity      136,328         185,602


                                    $214,996        $267,087




[FN] Commitments and contingencies (Notes 1 and 2).



                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 1997 and 1998

                     (In thousands, except per share data)

                                              1997       1998

Equity in earnings (loss) of:
  TIMET                                     $ 4,777  $ 5,547
  NL Industries                              (7,219)  46,817
  Other joint ventures                        3,951    1,833


                                              1,509   54,197
Corporate income (expense):
   Interest income                              753      512
   Other, net                                  (739)    (594)


     Income before income taxes               1,523   54,115

Income tax expense                            2,948    2,544
Minority interest                               989      463


     Income (loss) before extraordinary item (2,414)  51,108

Equity in extraordinary loss of NL-
  early extinguishment of debt                    -     (415)


     Net income (loss)                     $ (2,414) $50,693




Earnings (loss) per share:

   Before extraordinary item:
      Basic                                $    (.32) $7.57

      Diluted                              $    (.33) $7.28

   Net income (loss):
      Basic                                $    (.32) $7.51

      Diluted                              $    (.33) $7.22


   Weighted average shares outstanding:
      Common shares                            7,455  6,748
      Diluted shares                           7,455  6,922


                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1997 and 1998

                                 (In thousands)

                                                1997       1998

Cash flows from operating activities:
  Net income                                  $(2,414)  $ 50,693

  Earnings of affiliates:
     Before extraordinary item                 (1,520)   (54,197)
     Distributions                              1,041        619
     Extraordinary item                             -        415
  Deferred income taxes                         2,543      2,370
  Minority interest                               989        463
  Other, net                                      101        243
  Change in assets and liabilities:
     Accounts with related parties              1,060        305
     Other, net                                  (983)      (251)


     Net cash provided by operating
activities                                        817        660


Cash flows from investing activities,
principally long-term deposits
  securing letters of credit                       71        702



Cash flows from financing activities:
  Repurchases of common stock                  (8,410)    (1,834)
  Other                                           526        509



     Net cash used by financing activities     (7,884)    (1,325)


Net increase (decrease) in cash and cash
equivalents                                    (6,996)        37
Balance at beginning of period                 68,035     37,959


Balance at end of period                      $61,039    $37,996



Supplemental disclosures - cash paid for:
  Interest                                    $    -      $   -

  Income taxes                                   174        127

                              TREMONT CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 1997 and 1998

                                 (In thousands)

                                            1997         1998

Net income (loss)                        $  (2,414)   $  50,693


Other comprehensive income (loss):
   Foreign currency translation
adjustments                                 (2,952)        (369)
   Unrealized gains (losses) on
marketable securities arising
 during the period                             (33)         148

                                            (2,985)        (221)
   Allocable income tax benefit, net         1,044           77


       Other comprehensive income (loss)    (1,941)        (144)


   Comprehensive income (loss)           $  (4,355)   $  50,549




                              TREMONT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three months ended March 31, 1998

                                 (In thousands)





                    Common Stock
                  Shares Treasury Common Additional
                  Issued  Shares  stock    paid-in
                                           capital



Balance at        7,690    960  $7,690  $274,736
December 31, 1997


Comprehensive        -       -       -         -
income
Repurchases of       -      32       -         -
common stock
Common stock        45       -      45       464
issued
Other                -       -       -        50


Balance at March  7,735    992  $7,735  $275,250
31, 1998









                                Accumulated Other
                               Comprehensive Income

                  Accumulated   Currency  Marketable Treasury Stockholders'
                    Deficit   translation Securities   Stock     Equity


Balance at
December 31, 1997 $(103,277)   $(7,831)      $732    $(35,722)  $136,328


Comprehensive        50,693       (240)        96           -     50,549
income
Repurchases of            -          -          -      (1,834)    (1,834)
common stock
Common stock              -          -          -           -        509
issued
Other                     -          -          -           -         50


Balance at March
31, 1998           $(52,584)   $(8,071)      $828    $(37,556)  $185,602








       [FN] See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Tremont Corporation is principally a holding company with operations conducted through 30%-owned Titanium Metals Corporation ("TIMET"), 18%-owned NL Industries, Inc. and other joint ventures of 75%-owned TRECO L.L.C. Contran Corporation and other entities related to Harold C. Simmons hold (i) approximately 50% of Tremont's outstanding common stock and (ii) approximately 76% of NL's outstanding common stock (including 18% of NL held by Tremont). Mr. Simmons may be deemed to control each of Contran, Tremont, NL and TIMET.

     The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1998 and the consolidated statements of operations, cash flows, comprehensive income and stockholders' equity for the interim periods ended March 31, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Annual Report").

     For information concerning certain legal proceedings, income tax and other contingencies related to the Company, TIMET and NL, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) Part II, Item 1 -- "Legal Proceedings," and (iii) the 1997 Annual Report, including certain information concerning TIMET's and NL's legal proceedings incorporated therein by reference.

Note 2 - Unconsolidated affiliates and joint ventures:

     See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for summarized information relating to the results of operations, financial position and cash flows of TIMET and NL, which information is incorporated herein by reference.

~    TIMET.~~~Tremont holds 9.5 million shares, or 30%, of TIMET's outstanding common stock. At March 31, 1998, the net carrying amount of the Company's investment in TIMET was approximately $13.58 per share, while the market price of TIMET common stock was $27.13 per share. Tremont also holds an option, acquired from IMI plc in 1996 and expiring in February 1999, to acquire 1.5 million shares of TIMET common stock from IMI for an aggregate purchase price of $12 million ($7.95 per TIMET share).

~    NL~Industries.~~~Tremont holds 9.1 million shares, or 18%, of NL's outstanding common stock. At March 31, 1998, the net carrying amount of the Company's investment in NL was approximately $6.82 per share while the market price of NL common stock was $17.44 per share.

     In May 1998, the court in the previously reported shareholder derivative suit, ~Kahn~v.~Tremont~Corp.,~et.~al.~, approved a settlement entered into between Tremont and Valhi Inc. (a majority-owned Contran subsidiary). The settlement will become final if no appeals are filed. Under the approved settlement, Valhi agreed to transfer to Tremont 1.2 million shares of NL common stock, subject to adjustment depending upon the average sales price of the shares during a fifteen trading day period ending five trading days prior to the transfer, up to a maximum of 1.4 million shares and down to a minimum of 1 million shares. Valhi has the option, in lieu of transferring the shares, of transferring cash or cash equivalents equal to the product of the number of shares that would otherwise have been transferred to Tremont and the average price. The transfer of shares or cash is expected to occur in the second quarter of 1998. Pursuant to the approved settlement, Tremont would reimburse plaintiffs for attorneys' fees of up to $5 million and related costs. Fair value of the consideration received in the settlement, net of plaintiffs attorneys' fees and related costs, will be accounted for as an equity contribution from an affiliated company.~
~
~    Joint~Ventures.~~~Investment in joint ventures represents holdings of 75%-
owned TRECO, which is principally comprised of (i) a 12% direct interest in Victory Valley Land Company, L.P. ("VVLC"), which is actively engaged in efforts to develop certain real estate, and (ii) a 32% equity interest in Basic Investments, Inc. ("BII"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located. BII, through a wholly-owned subsidiary, owns an additional 50% interest in VVLC.

Note 3 - Stockholders' equity:

     In February 1997, Tremont's Board of Directors authorized the repurchase of up to 2 million shares of Tremont common stock in open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. The Company has repurchased to date 818,700 shares for $33.9 million (average price $41.43) pursuant to this program, including 31,600 shares repurchased during the first quarter of 1998 for $1.8 million ($58.00 per share).

     In May 1998, the Company resumed a regular quarterly dividend by declaring a dividend of seven cents ($.07) per share of common stock, payable on June 30, 1998 to stockholders of record as of the close of business on June 15, 1998.

Note 4 - Income taxes:

     The Company's income tax rate in the 1997 and 1998 periods varies from the U.S. federal statutory income tax rate of 35% primarily because no income tax provision or benefit is currently required on its equity in NL's earnings or losses.


Note 5 - Accrued liabilities:

                                         December
                                            31,         MARCH 31,
                                           1997           1998

                                               (In thousands)
Postretirement benefit cost               $1,887          $1,887
Other employee benefits                      242              29
Environmental cost                           299             304
Legal costs                                1,482           1,406
Miscellaneous taxes                          134             141
Other                                      1,670           1,748


                                          $5,714          $5,515



Note 6 - Related party transactions:

     Receivables from related parties principally represent amounts due from NL and a former affiliate under insurance loss sharing arrangements and amounts due from TIMET for exercises of Tremont stock options and for other post-employment benefit payments. Current payables to related parties include amounts due to Contran, NL and TIMET under intercorporate services arrangements.

Note 7 - Earnings per share:

     Net income per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of conversion of TIMET's Convertible Preferred Securities would be a net reduction of the Company's equity in earnings of TIMET. The reduction results from dilution of the Company's ownership percentage offset in part by increased TIMET net income resulting from elimination of dividends on the Convertible Preferred Securities. Tremont stock options omitted from the denominator because they were antidilutive approximated 178,000 shares in the 1997 period and were nil in the 1998 period.

                                               Three months ended
                                                    March 31,


                                               1997          1998

                                                 (in thousands)
Numerator:
   Net income (loss)                        $  (2,414)    $  50,693
   Effect of dilutive securities of equity
investees                                         (68)         (736)


   Diluted net income (loss)                $  (2,482)    $  49,957



Denominator:
   Average common shares outstanding            7,455         6,748
   Average dilutive stock options                   -           174


   Diluted shares                               7,455         6,922




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             ~RESULTS~OF~OPERATIONS
                                       ~
     Tremont's operations are conducted through TIMET, NL and other joint ventures. The results of TIMET, NL, other joint ventures and general corporate and other items are discussed below. The information included below relating to the financial position, results of operations and liquidity and capital resources of TIMET and NL has been summarized from reports filed with the Commission by TIMET (File No. 0-28538) and NL (File No. 1-640), which reports contain more detailed information concerning TIMET and NL, respectively, including financial statements.

     The Company reported first quarter net income of $50.7 million, or $7.22 per diluted share, compared to a loss of $2.4 million, or $.33 per diluted share, for the same quarter in 1997.

     The Company's equity in earnings of 30%-owned TIMET was $5.5 million in the first quarter of 1998 compared to $4.8 million in 1997. TIMET reported first quarter net income of $18.3 million in 1998 on sales of $187 million, up from net income of $15.8 million on sales of $167 million for the first quarter of 1997. The improvement in TIMET's earnings compared to the first quarter of 1997 was primarily due to higher titanium mill product volume.

     The Company's equity in earnings (before extraordinary item) of 18%-owned NL Industries, Inc. was $46.8 million in the first quarter of 1998, approximately 95% of which related to the Company's equity in NL's $285 million after-tax gain on the sale of its Rheox specialty chemicals operations. In the first quarter of 1997, the Company's equity in NL was a loss of $7.2 million, including it's equity in NL's $30 million non-cash charge related to environmental liabilities.

     NL reported income from continuing operations of $16.3 million in the first quarter of 1998 on sales of $223 million compared to a loss from continuing operations of $40.2 million (including the $30 million environmental charge) on sales of $204 million in the first quarter of 1997. NL reported record first quarter titanium dioxide pigments ("TiO2") sales volumes in 1998. NL's first quarter average selling prices for TiO2 were 5% higher than the fourth quarter of 1997 and 17% higher than the first quarter of 1997.

     The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnership. The Company's income tax rate varies from the statutory rate primarily because no income tax provision or benefit is currently required on its equity in NL's earnings or losses.

~TIMET
~
~

~
                                   Three months ended
                                       March 31,

                                     1997       1998      Change

Net sales                          $  167.0   $  187.1    +12%



Operating income                   $  26.5    $   31.6    +19%

Corporate income, net                  1.0        1.2
Interest expense                        .6         .4

                                      26.9       32.4     +20%
Income tax expense                     8.3       11.0
Minority interest                      2.8        3.1


Net income                         $  15.8   $   18.3    +16%



Tremont's equity in Timet's        $   4.8   $    5.5    +16%
earnings




     TIMET's improvement in earnings for the first quarter of 1998 over the same period in 1997 was primarily due to volume increases. Titanium mill product shipments in the 1998 period were 3,900 metric tons compared to 3,400 metric tons in the 1997 period.

     Mill product shipments in the first quarter of 1998 declined 13% from the record fourth quarter 1997 level of 4,500 metric tons. About half of this decline in shipments was expected by TIMET due to the high level of sales from inventory in the fourth quarter. The balance of the decline was due to shortfalls in shipments, primarily from operations in the United Kingdom. TIMET is implementing two substantial capital projects in the U.K. and production could not keep up with demand amidst this capital construction. These projects should be completed during the second and third quarters of 1998. The average price of titanium mill product shipments in the first quarter of 1998 was approximately $34.50 per kilogram as prices were comparable to fourth quarter 1997 levels. Mill product pricing is generally flattening, as expected, in part due to the stabilizing influence of TIMET's long-term agreement with The Boeing Company.

     Demand for titanium remains strong as airline profitability continues at record levels and the order backlog for new aircraft as well as new orders are
strong.   Airline production rates are increasing, although at somewhat lower rates than earlier industry forecasts indicated. This has resulted in some titanium orders being delayed or cancelled as customers are believed to be matching inventory levels with the revised forecasted aircraft production rates. While these delays and cancellations will have some negative impact on shipments for the balance of the year, TIMET still expects a record year in terms of mill product shipment levels and profitability. Firm order backlog at the end of March 1998 approximated $500 million.

     Selling, administrative and development expenses are higher than in the same period in 1997, and are comparable to fourth quarter 1997 levels, as TIMET continues to invest in both the development of new markets and new enterprise-wide information systems/information technology.

     In April 1998, TIMET completed its acquisition of Loterios S.p.A., one of Italy's largest producers and distributors of titanium products. With 1997 sales of approximately $22 million, Loterios is one of the premier producers and suppliers of titanium pipe and fittings to the offshore oil and gas drilling and production markets and is the leading supplier of these products in the North Sea market.

     TIMET has substantial operations and assets located in Europe, principally the U.K. The U.S. dollar value of foreign sales and operating costs are subject to currency exchange rate fluctuations which can impact reported earnings and may affect the comparability of period-to-period operating results. Approximately one-half of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials for TIMET's European operations, principally titanium sponge, are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies.

     Interest expense in the 1998 period is net of capitalized interest of $.6 million. Dividends on the Convertible Preferred Securities are reported by TIMET net of tax benefit as minority interest.

     TIMET operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographical mix of pretax income can impact its effective income tax rate. For financial reporting purposes, TIMET has previously recognized substantially all of its carryforwards, and, accordingly, its effective income tax rate in 1998 is higher than in 1997.

~NL~Industries~

     The Company's 18% interest in NL is reported by the equity method due to the fact that Tremont and NL may be deemed to be under common control by reason of stock ownership and common directors and executive officers. Valhi and Tremont together may be deemed to control NL. Tremont's equity in earnings of NL differs from the amount that would be expected by applying Tremont's ownership percentage to NL's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in NL. Amortization of such basis differences generally reduces earnings, and increases losses, attributable to NL as reported by Tremont.

                                         Three months
                                            ended
                                          March 31,
                                        1997     1998     Change

Net sales                              $204.4   $222.6   +9%



Operating income                       $  8.7  $  39.4   +$30.7

General corporate items:
    Securities earnings, net               .6      3.8
    Expenses, net                       (33.7)    (4.2)
    Interest expense                    (16.2)   (16.4)

                                        (40.6)    22.6   +$63.2

Income tax expense (benefit)              (.4)     6.3

     Income (loss) from continuing      (40.2)    16.3   +$56.5
operations
Discontinued operations                   4.5    287.0
Extraordinary item - early
extinguishment of debt                      -     (2.3)


 Net income (loss)                     $(35.7)  $301.0   +$336.7





Tremont's equity in NL's net earnings,
including                              $ (7.2)  $ 46.4  +$53.6
   amortization of basis differences




     NL's TiO2 operations are conducted by its wholly-owned Kronos, Inc. subsidiary. Operating income in the first quarter of 1998 increased from the first quarter of 1997 on higher average selling prices and improved production and sales volumes. NL expects its full-year 1998 operating income will exceed that of 1997, primarily because of higher average TiO2 prices for 1998 compared to 1997.

     Average TiO2 selling prices for the first quarter of 1998 were 17% higher than the first quarter of 1997 and 5% higher than the fourth quarter of 1997. NL expects TiO2 prices will increase during the remainder of 1998.

     First quarter sales volume was 2% higher than the first quarter of 1997 as increased sales volume in Europe more than offset lower sales volume in other regions. NL anticipates its TiO2 sales volume for full-year 1998 will approximate volumes for calendar year 1997.

     Cost of sales as a percentage of net sales decreased in the first quarter of 1998 primarily due to higher average selling prices while selling, general and administrative expenses decreased in the first quarter of 1998 due to favorable effects of foreign currency translation, partially offset by higher distribution expenses associated with higher first-quarter 1998 sales volume.

     A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the first quarter of 1998 by $15 million compared to the first quarter of 1997.

     Securities earnings increased due to higher average balances available for investment. Corporate expenses, net in the first quarter of 1998 was lower than the comparable period in 1997 due to the $30 million noncash charge taken in the first quarter of 1997 related to NL's adoption of SOP No. 96-1, "Environmental Remediation Liabilities."

     NL sold the net assets of its Rheox specialty chemicals business in the first quarter of 1998 to Elementis plc for $465 million cash (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. NL recognized an after-tax gain on disposal, included in discontinued operations, of $285 million on the sale, and will recognize the income associated with the $20 million noncompete agreement proceeds as a component of general corporate income ratably over the five-year term of the agreement. In addition to the gain, discontinued operations include the after-tax income of the operations of Rheox's specialty chemical business through the date of the sale. The effective income tax rate related to the gain on disposal is lower than the U.S. federal statutory income tax rate of 35% principally due to the utilization of certain tax attributes for which the benefit had not been previously recognized.

     NL prepaid certain of its indebtedness with a portion of the proceeds of the Rheox sale. NL recognized a $2.3 million after-tax extraordinary loss associated with the prepayment of such indebtedness, due to the write-off of deferred financing costs of $1.6 million (net of tax benefit of $.9 million) related to the prepaid indebtedness and the payment of market premiums on $11 million accreted value of NL's 13% Senior Secured Discount Notes purchased in open market transactions.

                        LIQUIDITY AND CAPITAL RESOURCES

~Tremont~

     The Company had cash and cash equivalents of $38 million at March 31, 1998. Tremont's 9.5 million shares of TIMET common stock and 9.1 million shares of NL common stock had a market value of about $258 million and $158 million, respectively, at March 31, 1998. Tremont also has the right to acquire 1.5 million shares of TIMET's common stock from IMI with a March 31, 1998 market value of $41 million for an aggregate purchase price of $12 million. See also
Note 2 to the Consolidated Financial Statements and Part II, Item 1 - "Legal Proceedings" regarding additional NL shares to be acquired pursuant to settlement of certain litigation.

     The Company's equity in earnings of affiliates are primarily noncash. The Company received cash distributions from VVLC of $1 million in the 1997 period and $.6 million in the 1998 period primarily to cover taxes associated with VVLC's income from land sales. TIMET and NL did not pay any cash dividends during 1997 or the first quarter of 1998. In May 1998, NL announced the resumption of a regular quarterly dividend by declaring a dividend of $.03 per share of its common stock, payable in June 1998. Relative changes in assets and liabilities did not materially impact the Company's cash flow from operating activities.

     During the three months ended March 31, 1998, the Company repurchased 31,600 shares of its common stock for approximately $1.8 million and in May declared a cash dividend of $.07 per share payable in June 1998. See Note 3 to the Consolidated Financial Statements.

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

     As previously reported, based upon the technical provisions of the Investment Company Act of 1940 ( the "1940 Act") and Tremont's ceasing to own a majority of TIMET's common stock following the acquisition by TIMET in 1996 of the IMI titanium business, Tremont might arguably be deemed to have become an "investment company" under the 1940 Act, despite the fact that Tremont does not now engage, nor has it engaged or intended to engage, in the business of investing, reinvesting, owning, holding or trading of securities. Tremont has sought an order from the Commission that Tremont is primarily engaged, through TIMET and NL, in a non-investment company business and, in the interim, has taken the steps necessary to give itself the benefits of a temporary exemption under the 1940 Act.
~
TIMET~

     Summarized balance sheet and cash flow information reported by TIMET is presented below.

                                         December
                                            31,        MARCH 31,
                                           1997         1998

                                              (In millions)
Cash and cash equivalents                  $  69.0       $  117.4
Other current assets                         344.8          338.7
Goodwill and other intangible assets          77.7           75.8
Other noncurrent assets                       39.2           41.6
Property and equipment, net                  262.4          278.7


                                          $  793.1       $  852.2



Current liabilities                       $  123.8       $  121.1
Noncurrent liabilities                        52.5           94.3
Minority interest - TIMET-obligated
 Convertible Preferred Securities            201.2          201.2
Other minority interest                        6.7            7.6
Stockholders' equity                         408.9          428.0


                                          $  793.1       $  852.2







                                           Three months ended
                                                March 31,

                                           1997          1998

                                              (In millions)
Net cash provided (used) by:
  Operating activities:
     Before changes in assets and         $  22.9         $  27.4
liabilities
     Changes in assets and liabilities      (18.1)            7.4

                                              4.8            34.8
  Investing and financing activities:
     Capital expenditures                   (10.1)          (25.2)
     Net borrowings (repayments)             (2.4)           38.2
     Other, net                               (.5)             .8


                                          $  (8.2)        $  48.6



  Cash paid for:
    Interest expense, net of amounts      $    .4      $      .4
capitalized
    Convertible Preferred Securities
dividends                                     3.3            3.3
    Income taxes                               .3            1.7


     At March 31, 1998, TIMET had net cash of $74 million ($117 million of cash and equivalents and $43 million of notes payable and long-term debt). TIMET also had $190 million of borrowing availability under its U.S. and European bank credit lines.

     ~Operating~activities~.    Cash provided by operating activities (before
changes in assets and liabilities) was approximately $27 million for the first quarter of 1998 compared to $23 million for the same period in 1997 reflecting TIMET's improved operating results. Changes in assets and liabilities, which are impacted by relative changes in levels of purchases, production and sales, generated $7 million of cash in the first quarter of 1998 compared to using $18 million of cash in the 1997 period. A principal reason for the relative change in working capital was due to net collections of accounts receivable in the first quarter of 1998 resulting from lower sales compared to the record levels of the fourth quarter of 1997.

     ~Investing~activities~.   TIMET estimates capital expeditures for all of
1998 to be between $110 million and $120 million, up from $66 million in calendar 1997. About 55% of capital expenditures during the two-year period relate to capacity expansion projects to meet expected volume demands in 1999 that are also expected to improve cycle times and yields, and increase efficiency. The majority of these significant projects in both the U.S. and Europe will begin to come on line during the last half of 1998. Approximately 20% of the two-year capital spending total relates to the major information systems/information technology (SAP) project being implemented throughout TIMET. The SAP system will be implemented in stages from May 1998 through early 1999. Certain costs associated with the SAP business process/information systems project, including training and reengineering, are expensed as incurred.

     ~Financing~activities~. Near the end of the first quarter of 1998, TIMET drew $40 million on its principal credit facility to fund the April 1998 Loterios acquisition, to replenish cash reserves expended on capital projects and for other general corporate purposes. In April 1998, TIMET obtained a new three-year, lower cost Pounds15.5 million U.K. credit facility to replace a similar one-year agreement.

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

~NL~Industries~

     Summarized balance sheet and cash flow information reported by NL is presented below.

                                         December 31,    MARCH 31,
                                             1997           1998

                                               (In millions)
Cash and cash equivalents                $   106.1       $    356.8
Other current assets                         348.4            345.4
Noncurrent securities                         17.3             18.0
Investments in joint ventures                172.7            171.2
Other noncurrent assets                       42.5             38.7
Property and equipment                       411.2            371.0


                                         $ 1,098.2        $ 1,301.1



Current liabilities                      $   276.4       $    306.5
Long-term debt                               666.8            519.1
Deferred income taxes                        132.8            141.1
Accrued OPEB cost                             51.0             46.3
Environmental liabilities                    125.5            124.8
Other noncurrent liabilities                  67.7             83.1
Minority interest                               .3               .3
Stockholders' equity (deficit):
  Capital and retained earnings              (92.8)           208.5
  Accumulated other comprehensive loss      (129.5)          (128.6)


                                         $ 1,098.2        $ 1,301.1




                                             Three months ended
                                                 March 31,

                                             1997           1998

                                               (In millions)
Net cash provided (used) by:
  Operating activities:
      Before changes in assets and           $ 2.0           $ 23.0
liabilities
      Changes in assets and liabilities        5.3            (11.1)

                                               7.3             11.9
  Investing and financing activities,
net:
     Capital expenditures                     (8.6)            (2.4)
     Proceeds from sale of Rheox                 -            435.1
     Other investing activities, net           2.2              (.4)
     Net borrowings (repayments)            (160.2)           (68.0)
     Other financing activities, net         124.4           (117.3)


                                         $   (34.9)       $   258.9


Cash paid for:
  Interest, net of amounts capitalized   $     7.2      $       4.3
  Income taxes, net                           (4.4)             8.8

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. Cash flow from operations, before change in assets and liabilities, in the 1998 period improved from the comparable period in 1997 due to higher operating income. Changes in inventories, receivables and payables (excluding the effect of currency translation) used cash in both the first quarter of 1997 and 1998; however, the cash used in the first quarter of 1997 was significantly less than the first quarter of 1998 due to cash provided from reductions in inventory levels in the 1997 period.

     A portion of the $465 million proceeds from the sale of Rheox (net proceeds of $380 million after current income taxes and other expenses) was used to prepay $171 million of outstanding indebtedness, as described below. NL plans to use the balance of the net proceeds to invest in additional TiO2 capacity or further reduce outstanding indebtedness. NL currently expects to pay income taxes related to the gain from the sale of Rheox during the remainder of 1998.

     With a portion of the net proceeds, NL prepaid the remaining $118 million of the Rheox credit facility and the remaining $42 million of Kronos' share of the LPC joint venture term loan in the first quarter of 1998. In addition, NL made $11 million of open-market purchases of it's 13% Senior Secured Discount Notes at prices ranging from $101.25 to $102.27 of their principal amounts in the first quarter of 1998.

     In accordance with the provisions of the DM-denominated credit agreement and as a result of higher than expected operating income in 1997 for Kronos International, Inc., NL prepaid DM 81 million ($44 million when paid) of the term loan in March 1998, of which DM 49 million ($27 million when paid) fully satisfied the September 1998 scheduled term loan payment and the remaining DM 32 million ($17 million when paid) reduced the March 1999 scheduled term loan payment. A portion of the funds for such prepayment of the DM term loan was provided by a DM 35 million ($19 million when borrowed) increase in outstanding borrowings under NL's short-term non-U.S. credit facilities.

     At March 31, 1998 NL had cash and cash equivalents aggregating $357 million (10% held by non-U.S. subsidiaries), including restricted cash and cash equivalents of $6 million. NL's subsidiaries had $74 million available for borrowing at March 31, 1998 under existing non-U.S. credit facilities. On May 6, 1998 NL announced the resumption of a regular quarterly dividend by declaring a $.03 per share cash dividend to be paid to shareholders of record on June 1, 1998.

     Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. NL previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. During 1997 NL reached a tentative agreement with the German tax authorities regarding the years 1991 through 1994, and expects to pay DM 9 million ($5 million at March 31, 1998) during the second half of 1998 in settlement of certain tax issues. Certain other significant German tax contingencies remain outstanding for the years 1990 through 1996 and will continue to be litigated. With respect to these contingencies, NL has received certain revised tax assessments aggregating DM 119 million ($65 million at March 31, 1998), including non-income tax related items and interest, for years through 1996. NL expects to receive tax assessments for an additional DM 20 million ($11 million at March 31, 1998), including non-income tax related items and interest, for the years 1991 through 1994. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved.

     During 1997 a German tax court proceeding involving a tax issue substantially the same as that involved in NL's primary remaining tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed that decision to the German Supreme Court; NL believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of NL's primary dispute with the German tax authorities, which assessments, including non-income tax related items and interest, aggregate DM 121 million. Although NL believes that it will ultimately prevail, NL has granted a DM 94 million ($52 million at March 31, 1998) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million ($3 million at March 31, 1998) lien in favor of the German federal tax authorities.

     During 1997 NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at March 31, 1998) relating to 1994. NL has appealed this assessment and expects to litigate this issue.

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

     NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has adequate accruals ($134 million at March 31, 1998) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $175 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry. In the event of any acquisition or joint venture transaction, NL may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

                          PART II.  OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS.

     Reference is made to the 1997 Annual Report for descriptions of certain legal proceedings.

     In May 1998, the Delaware Court of Chancery approved the previously-reported settlement in the case of ~Kahn~v.~Tremont~Corp.,~et~al.,~~No. 12339. The settlement will become final if no appeals are filed.

     Information called for by this item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 - "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, attached hereto as Exhibit 99.1.

     Information called for by this item regarding TIMET's legal proceedings is incorporated herein by reference to Part II, Item 1 - "Legal Proceedings" of TIMET's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, attached hereto as Exhibit 99.2

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Tremont held its Annual Meeting of Stockholders on May 5, 1998. The only matter voted upon was the election of directors, all nominees for director were elected (and there were no directors whose term of office continued after the Annual Meeting who were not elected at the Annual Meeting). The vote with respect to each of the Company's directors was as follows:

Director             Votes For            Votes Withheld
Susan E. Alderton    5,676,143            57,074
Richard J. Boushka   5,680,607            52,610
J. Landis Martin     5,680,878            52,339
Glenn R. Simmons     5,680,665            52,552
Harold C. Simmons    5,680,178            53,039
Gen. Thomas P.       5,681,150            52,067
Stafford
Avy H. Stein         5,676,394            56,823

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

27.1    Financial Data Schedule for the quarter ended March
        31, 1998.

99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed by NL
        Industries, Inc. (File No. 1-640).

99.2 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed by Titanium Metals Corporation (File No. 0-28538).

     (b) Reports on Form 8-K filed by the Registrant for the quarter ended March 31, 1998 and through May 5, 1998:

        January 26, 1998      -    Reported Items 5 and 7.
        February 6, 1998      -    Reported Items 5 and 7.
        February 17, 1998     -    Reported Items 5 and 7.
        March 5, 1998         -    Reported Items 5 and 7.
        April 23, 1998        -    Reported Items 5 and 7.
        May 5, 1998           -    Reported Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TREMONT CORPORATION

                                          (Registrant)

Date: May 13, 1998           By  /s/ J. Thomas Montgomery, Jr.

                                 J. Thomas Montgomery, Jr.
                                 Vice President - Controller and
                                 Treasurer
                                 (Principal Finance and
                                 Accounting Officer)