Form 10-Q
period 1998-06-30
TREMONT CORPORATION
filed 1998-08-13
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1998
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Yes  X   No



Number of shares of common stock outstanding on July 31, 1998: 6,374,858

                          FORWARD-LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources," both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of NL's and TIMET's businesses, TIMET's dependence on the aerospace industry, the sensitivity of NL's and TIMET's businesses to global industry capacity, global economic conditions, changes in product pricing, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties with new product development, the supply of raw materials and services and the possibility of disruptions of normal business activities from Year 2000 issues.

                              TREMONT CORPORATION

                                     INDEX


                                                             Page
                                                            number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

           Consolidated Balance Sheets - December 31, 1997 and
            June 30, 1998                                             2-3

           Consolidated Statements of Income - Three months and
             six months ended June 30, 1997 and 1998                    4

           Consolidated Statements of Cash Flows - Six months
            ended June 30, 1997 and 1998                                5

           Consolidated Statements of Comprehensive Income - Three
             months and six months ended June 30, 1997 and 1998         6

           Consolidated Statement of Stockholders' Equity - Six
            months ended June 30, 1998                                  7

           Notes to Consolidated Financial Statements                8-10

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                             11-23

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                                        24

     Item 4. Submission of Matters to a Vote of Security Holders.      24

     Item 6. Exhibits and Reports on Form 8-K.                      24-25

                              TREMONT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     December 31,    JUNE 30,
              ASSETS                    1997           1998

Current assets:
  Cash and cash equivalents         $  37,959     $  26,808
  Accounts and notes receivable         5,544         5,266
  Receivable from related parties       2,277         2,003
  Prepaid expenses                      1,206           540


     Total current assets              46,986        34,617



Other assets:
  Investment in TIMET                 123,521       132,825
  Investment in NL Industries          15,737        66,581
  Investment in joint ventures         10,509        12,500
  Receivable from related parties       4,019         2,589
  Other                                13,550        20,874


     Total other assets               167,336       235,369


Net property and equipment                674           646



                                    $ 214,996     $ 270,632



                              TREMONT CORPORATION

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND  December 31,     JUNE 30,
  STOCKHOLDERS' EQUITY                  1997            1998


Current liabilities:
  Accrued liabilities                $  5,714       $  4,356
  Payable to related parties               62            306
  Income taxes                            212             69


     Total current liabilities          5,988          4,731


Noncurrent liabilities:
  Insurance claims and claim           17,000         15,732
expenses
  Accrued OPEB cost                    21,730         21,658
  Deferred income taxes                25,766         29,261
  Other                                 4,978          5,084


     Total noncurrent liabilities      69,474         71,735


Minority interest                       3,206          3,718


Stockholders' equity:
  Common stock                          7,690          7,767
  Additional paid-in capital          274,736        296,893
  Accumulated deficit                (103,277)       (47,138)
  Accumulated other comprehensive

income:
     Currency translation              (7,831)        (8,601)
     Marketable securities                732            885

                                      172,050        249,806
  Less treasury stock, at cost         35,722         59,358


     Total stockholders' equity       136,328        190,448


                                    $ 214,996      $ 270,632



[FN] Commitments and contingencies (Note 1).



                              TREMONT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                 Three months      Six Months
                                     ended           ended
                                   June 30,         JUNE 30,


                                1997      1998      1997      1998

Equity in earnings (loss) of:
  TIMET                        $ 6,151  $ 4,195   $10,928  $ 9,742

  NL Industries                  (390)   3,443    (7,609)   50,260
  Other joint ventures            353      158     4,304     1,991


                                6,114    7,796     7,623    61,993
Corporate income (expense):
   Interest income                882      639     1,732     1,248
   Other, net                     197     (902)     (639)   (1,593)


     Income before income       7,193    7,533     8,716    61,648
taxes

Income tax expense              2,658    1,564     5,606     4,108
Minority interest                  94       49     1,083       512



     Income before              4,441    5,920     2,027    57,028
extraordinary item


Equity in extraordinary loss
of NL-
  early extinguishment of debt      -        -         -      (415)


     Net income                $ 4,441  $ 5,920   $ 2,027  $56,613




Earnings per share:
   Before extraordinary item:
      Basic                      $ .62    $ .88    $  .28  $  8.47
      Diluted                    $ .58    $ .86    $  .24  $  8.15
   Net income:
      Basic                      $ .62    $ .88    $  .28  $  8.41
      Diluted                    $ .58    $ .86    $  .24  $  8.09

   Weighted average shares
outstanding:
      Common shares              7,125    6,711     7,290    6,730
      Diluted shares             7,306    6,855     7,381    6,889


                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended June 30, 1997 and 1998

                                 (In thousands)

                                                1997       1998

Cash flows from operating activities:
    Net income                                $2,027   $ 56,613

    Earnings of affiliates:
        Before extraordinary item             (6,602)   (61,993)
        Distributions                              -      1,272
        Extraordinary item                         -        415
    Deferred income taxes                      4,824      3,827
    Minority interest                          1,083        512
    Other, net                                (1,597)       488
    Change in assets and liabilities:
        Accounts with related parties            855        547
        Other, net                               (43)      (224)


     Net cash provided by operating              547      1,457
activities


Cash flows from investing activities:
     Disposition of oil and gas production     1,206          -
well interest
     Other                                        26         (6)


     Net cash provided (used) by investing     1,232         (6)
activities



Cash flows from financing activities:
    Repurchases of common stock               (20,601)  (23,636)
    Litigation settlement, net                     -     18,976
    Letters of credit cash collateralized          -     (8,487)
    Dividends paid                                 -       (474)
    Other                                        771      1,019


    Net cash used by financing activities    (19,830)   (12,602)


Net increase (decrease) in cash and cash     (18,051)   (11,151)
equivalents
Balance at beginning of period                68,035     37,959


Balance at end of period                    $ 49,984   $ 26,808



Supplemental disclosures - cash paid for    $    184   $    424
income taxes

                              TREMONT CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                 Three months      Six months
                                     ended           ended
                                   June 30,         JUNE 30,




                                1997      1998      1997      1998

Net income                     $ 4,441   $ 5,920   $ 2,027  $56,613



Other comprehensive income
(loss):
   Foreign currency             (2,217)     (815)   (5,169)  (1,184)
translation adjustments
   Unrealized gains (losses)
on marketable
     securities                    380        87       347      235
   Allocable income tax            796       255     1,840      332
benefit, net


       Other comprehensive      (1,041)     (473)   (2,982)    (617)
income (loss)






Comprehensive income (loss)    $ 3,400   $ 5,447   $ (955)  $55,996





                      TREMONT CORPORATION

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                Six months ended June 30, 1998

                         (In thousands)



                    Common Stock

                                           Additional
                  Shares  Treasury  Common  paid-in
                  Issued   Shares    stock  capital

Balance at        7,690    960    $7,690  $274,736
December 31, 1997


Comprehensive        -       -      -         -
income
Litigation           -       -      -       18,976
settlement, net
Dividends            -       -      -         -
Repurchases of       -     432      -         -
common stock
Common stock        77       -     77          942
issued
Other                -       -      -        2,239


Balance at June   7,767   1,392   $7,767  $296,893
30, 1998






                             Accumulated other
                           comprehensive  income

                                                            Total
              Accumulated Currency   Marketable Treasury Stockholders'
                Deficit  translation Securities   Stock     Equity

Balance at
December
 31, 1997     $(103,277) $(7,831)    $732       $(35,722)  $136,328


Comprehensive    56,613     (770)     153              -     55,996
income
Litigation            -        -        -              -     18,976
settlement, net
Dividends          (474)       -        -              -       (474)
Repurchases of         -       -        -        (23,636)   (23,636)
common stock
Common stock           -       -        -              -      1,019
issued
Other                  -       -        -              -      2,239


Balance at June
30, 1998       $ (47,138) $(8,601)   $885       $(59,358)  $190,448



[FN] See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Tremont Corporation is principally a holding company with operations conducted through 30%-owned Titanium Metals Corporation ("TIMET"), 18%-owned NL Industries, Inc. and other joint ventures of 75%-owned TRECO L.L.C. Valhi, Inc. and other entities related to Harold C. Simmons hold (i) approximately 53% of Tremont's outstanding common stock and (ii) approximately 76% of NL's outstanding common stock (including 18% of NL held by Tremont). Mr. Simmons may be deemed to control each of Valhi, Tremont, NL and TIMET.

     The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1998 and the consolidated statements of income, cash flows, comprehensive income and stockholders' equity for the interim periods ended June 30, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 (the "1997 Annual Report").

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

~    TIMET.~~~Tremont holds 9.5 million shares, or 30%, of TIMET's outstanding common stock. At June 30, 1998, the net carrying amount of the Company's investment in TIMET was approximately $13.97 per share, while the market price of TIMET common stock at that date was $22.06 per share. Tremont also holds an option, acquired from IMI plc in 1996 and expiring in February 1999, to acquire
1.5 million shares of TIMET common stock from IMI for an aggregate purchase price of $12 million ($7.95 per TIMET share).

~    NL~Industries.~~~Tremont holds 9.1 million shares, or 18%, of NL's outstanding common stock. At June 30, 1998, the net carrying amount of the Company's investment in NL was approximately $7.35 per share while the market price of NL common stock at that date was $20.00 per share.

     ~Joint~Ventures.~~~Investment in joint ventures represents holdings of 75%- owned TRECO, which is principally comprised of (i) a 12% direct interest in

Victory Valley Land Company, L.P. ("VVLC"), which is actively engaged in efforts to develop certain real estate, and (ii) a 32% equity interest in Basic Investments, Inc. ("BII"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located. BII, through a wholly-owned subsidiary, owns an additional 50% interest in VVLC.

Note 3 - Stockholders' equity:

     In February 1997, Tremont's Board of Directors authorized the repurchase of up to 2 million shares of Tremont common stock in open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. The Company has repurchased to date 1,219,300 shares for $55.7 million (average price $45.68) pursuant to this program, including 432,200 shares repurchased during the first six months of 1998 for $23.6 million ($54.64 per share).

     The Company initiated a regular quarterly dividend of seven cents per share of common stock in June 1998, and in July declared the next regular dividend of seven cents per common share payable on September 30, 1998 to stockholders of record as of the close of business on September 15, 1998.

     In June 1998, Tremont and Valhi completed the settlement of the previously reported shareholder derivative suit, ~Kahn~v.~Tremont~Corp.,~et.~al.~Under the final, court approved settlement, Valhi transferred to Tremont $24.3 million cash. Tremont reimbursed plaintiffs for attorneys' fees and related costs totaling $5.3 million. The net proceeds of approximately $19 million are reported as a direct increase in equity and consequently are not a component of net income.

Note 4 - Income taxes:

     The Company's income tax rate in the 1997 and 1998 periods varies from the U.S. federal statutory income tax rate of 35% primarily because no income tax provision or benefit is currently required on its equity in NL's earnings or losses.

Note 5 - Accrued liabilities:

                                         December        JUNE
                                            31,           30,
                                           1997          1998

                                               (In thousands)
Postretirement benefit cost               $1,887          $1,887
Other employee benefits                      242              40
Environmental cost                           299             310
Legal costs                                1,482           1,061
Miscellaneous taxes                          134             149
Other                                      1,670             909


                                          $5,714          $4,356



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

Note 7 - Earnings per share:

     Net income per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of conversion of TIMET's Convertible Preferred Securities would be a net reduction of the Company's equity in earnings of TIMET. The reduction results from dilution of the Company's ownership percentage offset in part by increased TIMET net income resulting from elimination of dividends on the Convertible Preferred Securities. Tremont stock options omitted from the denominator because they were antidilutive were nil in the 1997 and 1998 periods.

                            Three months ended    Six months ended
                                 June 30,             June 30,

                              1997       1998       1997       1998

                              (in thousands)       (in thousands)
Numerator:
   Net income               $ 4,441    $ 5,920    $  2,027   $56,613

   Effect of dilutive
securities
     of equity investees      (210)        (49)      (278)      (906)


   Diluted net income       $ 4,231    $ 5,871    $  1,749   $55,707




Denominator:
   Average common shares     7,125       6,711      7,290      6,730
outstanding
   Average dilutive stock      181         144         91        159
options


   Diluted shares            7,306       6,855      7,381      6,889



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             ~RESULTS~OF~OPERATIONS
                                       ~
     Tremont's operations are conducted through TIMET, NL and other joint ventures. The results of TIMET, NL, other joint ventures and general corporate and other items are discussed below. The information included below relating to the financial position, results of operations and liquidity and capital resources of TIMET and NL has been summarized from reports filed with the Securities and Exchange Commission by TIMET (File No. 0-28538) and NL (File No. 1-640), which reports contain more detailed information concerning TIMET and NL, respectively, including financial statements.

     The Company reported second quarter net income of $5.9 million, or $.86 per diluted share, compared to $4.4 million, or $.58 per diluted share, for the same quarter in 1997.

     The Company's equity in earnings of 30%-owned TIMET was $4.2 million in the second quarter of 1998 compared to $6.1 million in 1997. TIMET reported second quarter net income of $13.8 million in 1998 on sales of $191 million, down from net income of $20.3 million on sales of $181 million for the second quarter of 1997. TIMET's results for the second quarter of 1998 include a restructuring charge (principally noncash) of $6 million related to the previously reported closing of its Pomona, CA castings and melting facility. Excluding the restructuring charge, TIMET's second quarter results approximated those of the first quarter of 1998.

     The Company's equity in earnings of 18%-owned NL Industries, Inc. was $3.4 million in the second quarter of 1998 compared to a loss of $.4 million for the same quarter of 1997. NL reported income from continuing operations of $23.4 million in the second quarter of 1998 on sales of $242 million compared to a loss from continuing operations of $3.4 million on sales of $214 million in the second quarter of 1997. NL reported second quarter titanium dioxide pigments ("TiO2") sales volumes in 1998 that approximated record second quarter sales volumes in 1997. NL's second quarter average selling prices for TiO2 were 18% higher than the second quarter of 1997 and 3% higher than the first quarter of 1998.

     The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnership. The Company's income tax rate varies from the statutory rate primarily because no income tax provision is currently required on its equity in NL's earnings or losses. The Company's net proceeds of approximately $19 million related to the previously reported settlement of a stockholder derivative lawsuit are reported as a direct increase in equity and consequently are not a component of net income. See Note 3 to the Consolidated Financial Statements.

~TIMET
~
~

~
                    Three months                Six months
                        ended                     ended
                      June 30,                   June 30,

                    1997     1998     Change     1997     1998     Change

                    (In millions)               (In millions)
Net sales          $181.4   $ 190.8      +5%    $348.4   $ 377.9     +8%




Operating income
before
  restructuring    $ 32.8   $  29.9      -9%    $ 59.4   $  61.5     +4%
charge
Restructuring         -        (6.0)               -        (6.0)
charge

Operating income     32.8      23.9     -27%      59.4      55.5     -7%

Corporate income,     1.4       1.8                2.4       2.9
net
Interest expense       .4        .6                1.1        .9

                     33.8      25.1     -26%      60.7      57.5     -5%

Income tax expense   10.6       8.6               19.0      19.6
Minority interest     2.9       2.7                5.6       5.8




Net income         $ 20.3   $  13.8     -32%    $ 36.1   $  32.1    -11%




Tremont's equity
in
  TIMET's earnings $  6.2   $   4.2     -32%    $ 10.9    $  9.7    -11%



     TIMET's results for the second quarter of 1998 (excluding the $6 million restructuring charge related to the closing of the Pomona, CA castings and melting facility) approximated those of the first quarter of 1998, as mill products shipment volume of 3,900 metric tons and average prices of approximately $34.50 per kilogram were virtually the same in both periods.
Gross margins were hampered slightly in the second quarter by a less favorable product mix due to previously-reported order push outs and cancellations by jet engine market customers and certain production difficulties in the U.S. and U.K. The lower than expected production rates were the result of problems that began in the first quarter and continued into part of the second quarter related to the Swansea, Wales plant, lower sheet production from equipment recently transferred from Morristown, TN to Toronto, OH, and a temporary press outage in Witton, England. The issues at Witton and Swansea have been resolved and TIMET expects sheet production to recover by the fourth quarter.

     Second quarter 1998 results fell short of the same quarter in 1997 primarily because of higher expenses related to TIMET's implementation of its enterprise-wide SAP integrated information and business system and expanded new product/market development activities. In addition, higher sales volume in the second quarter of 1998 was offset by a less favorable product mix than in the comparable 1997 period.

     TIMET remains optimistic about the remainder of 1998 and 1999. TIMET's capital expenditures program for new equipment to meet expected demand should be substantially complete in early 1999. SAP and "Year 2000" expenditures should begin to decline in the second half of 1999 as the benefits of SAP should begin to be realized. While some titanium orders have been delayed or cancelled, as TIMET's customers are believed to be matching inventory levels with revised forecasted aircraft production rates, TIMET still expects a record year in terms of mill product shipment levels. Firm order backlog at June 30, 1998 was $420 million, approximately 80% of which is for 1998 deliveries.

     TIMET has substantial operations and assets located in Europe, principally in the United Kingdom. Approximately one-half of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings and may affect the comparability of period-to-period operating results. Certain purchases of raw materials for TIMET's European operations, principally titanium sponge, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Certain transactions currently denominated in various European currencies are expected to be denominated in the Euro currency beginning in 1999.

     In April 1998, TIMET completed the acquisition of Loterios S.p.A., a leading Italy-based producer and distributor of titanium pipe and fittings to the offshore oil and gas drilling and production markets. The cost of the Loterios acquisition, accounted for by the purchase method, was approximately $19 million in cash. Additional consideration of up to approximately $7 million is contingent upon Loterios achieving certain operating targets. The results of Loterios' operations have been reflected in TIMET's consolidated financial statements from the date of acquisition; net sales in the second quarter of 1998 approximated $9 million.

     In August 1998, TIMET experienced a fire in its Henderson, NV plant's titanium sponge vacuum distillation process area. No one was injured and operations are being restored to normal levels. The impact on TIMET's results is not expected to be material.

     Interest expense in the 1998 periods is comparable to the 1997 periods as substantially all of the additional interest related to higher borrowing levels in 1998 was capitalized as part of major capital projects. Dividends on the Convertible Preferred Securities are reported by TIMET net of tax benefit as minority interest.

     TIMET operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income can impact TIMET's effective tax rate. For financial reporting purposes, TIMET has previously recognized substantially all of its net operating loss carryforwards, resulting in a higher effective tax rate in 1998 than in 1997.

     Many of TIMET's information systems have been or are being replaced in connection with the implementation of SAP. TIMET, with the help of outside specialists and consultants, has also (i) completed an initial assessment of potential Year 2000 issues in its manufacturing and communications systems, as well as in those information systems that will not be replaced by SAP, and (ii) is in process of determining and implementing remedial actions. Excluding costs related to SAP, TIMET expended approximately $1 million on Year 2000 issues during the first half of 1998 and currently expects to incur an additional $5 million to $6 million during the last half of 1998 and first half of 1999, principally related to embedded system technology. TIMET has also begun an evaluation of potential Year 2000 exposures relating to key suppliers and customers.

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

                     Three months                      Six months
                        ended                            ended
                       June 30,                        June 30,

                     1997     1998    Change    1997     1998    Change

                    (In millions)              (In millions)
Net sales           $214.4   $241.6   + 13%    $418.8   $464.3   + 11%




Operating income    $ 16.8   $ 46.7   +$29.9   $ 25.5   $ 86.1   +$60.6

General corporate
items:
    Securities          .5      4.6               1.2      8.4
earnings, net
    Expenses, net     (4.9)    (3.3)            (38.7)    (7.5)
    Interest         (16.5)   (15.5)            (32.7)   (31.9)
expense

                      (4.1)    32.5   +$36.6    (44.7)    55.1   +$99.8

Income tax expense     (.7)     9.1              (1.1)    15.4
(benefit)

     Income (loss)
from
       continuing     (3.4)    23.4   +$26.8    (43.6)    39.7   +$83.3
operations


Discontinued           5.7       .3              10.1    287.4
operations
Extraordinary item
- early
  extinguishment of    -        -                 -       (2.4)
debt


 Net income (loss)  $  2.3   $ 23.7   +$21.4   $(33.5)  $324.7  +$358.2




Tremont's equity in
NL's
   net earnings,
including
   amortization of
basis
   differences      $  (.4)  $  3.4   +$ 3.8   $ (7.6)  $ 50.2   +$57.8




     NL's TiO2 operations are conducted by its wholly-owned Kronos, Inc. subsidiary. Operating income in the second quarter and first half of 1998 increased from the comparable periods in 1997 due to higher average selling prices and improved production volume. NL expects its second-half 1998 operating income will continue to outpace 1997 operating income, primarily because of higher average TiO2 selling prices for 1998 compared to 1997.

     Average TiO2 selling prices for the second quarter of 1998 were 18% higher than the second quarter of 1997 and 3% higher than the first quarter of 1998. Selling prices at the end of the second quarter were 1% higher than the average for the quarter.

     Second quarter sales volume approximated the record second quarter of 1997 with higher sales volume in Europe offsetting lower sales volume in Asia. Sales volume in the first six months of 1998 was 1% higher than the year-earlier period. NL anticipates its TiO2 sales volume for full-year 1998 will approximate volumes for calendar year 1997.

     Cost of sales as a percentage of net sales decreased in the second quarter and first half of 1998 primarily due to higher average selling prices. NL's selling, general and administrative expenses decreased in the second quarter and first half of 1998 due to favorable effects of foreign currency translation.

     A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the second quarter and first half of 1998 by $7 million and $22 million, respectively, compared to the comparable 1997 periods.

     Securities earnings increased due to higher average balances available for investment. Corporate expenses, net in the first half of 1998 were lower than the comparable period in 1997 due to the $30 million noncash charge taken in the first quarter of 1997 related to NL's adoption of SOP No. 96-1, "Environmental Remediation Liabilities."

     In July 1998 NL reached an agreement (the "Tioxide Purchase") to (i) acquire the North American TiO2 operations of Imperial Chemical Industries plc's ("ICI") subsidiary, Tioxide Group Limited, and a Tioxide TiO2 plant in England, and (ii) cancel certain rights to chloride-process technology licensed to Tioxide by NL in connection with the formation of Louisiana Pigment Company ("LPC") in 1993. The aggregate amount to be paid to ICI is approximately $365 million, including a $30 million fee for the cancellation of technology rights and approximately $50 million in working capital. The purchase is subject to regulatory clearances, completion of the purchase by E.I. du Pont de Nemours & Co. of ICI's non-North American TiO2 business (the "DuPont Purchase"), and other conditions customary to transactions of this type.

     The operations to be acquired include Tioxide's 50%-interest in LPC, a manufacturing joint venture of NL and Tioxide that operates a chloride-process TiO2 plant in Louisiana with capacity of approximately 120,000 metric tons per annum ("mtpa"); Tioxide's 75,000 mtpa sulfate-process TiO2 plant in Grimsby, England; Tioxide's 52,000 mtpa finishing plant in Tracy, Quebec; and Tioxide's North American marketing and distribution business.

     Upon completion of the DuPont Purchase and the Tioxide Purchase, NL expects to become the world's third largest manufacturer of TiO2, increasing its productive capacity by approximately 135,000 mtpa.

     NL expects the Tioxide Purchase to close by the end of 1998. Upon completion of the Tioxide Purchase, NL expects to charge to corporate expenses a $30 million fee for the cancellation of certain chloride-process technology rights licensed to Tioxide by NL in 1993.

     NL sold the net assets of its Rheox specialty chemicals business for $465 million cash (before fees and expenses) in the first quarter of 1998, including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. NL recognized an after-tax gain of approximately $286 million on the sale of this business segment. A portion of the after-tax proceeds of about $380 million have been used to reduce outstanding indebtedness by approximately $177 million. Rheox's results are reported as discontinued operations.

                        LIQUIDITY AND CAPITAL RESOURCES

~Tremont~

     The Company had cash and cash equivalents of $26.8 million at June 30, 1998. Tremont's 9.5 million shares of TIMET common stock and 9.1 million shares of NL common stock had a market value of about $210 million and $181 million, respectively, at June 30, 1998. Tremont also has the right to acquire 1.5 million shares of TIMET's common stock from IMI with a June 30, 1998 market value of $33 million for an aggregate purchase price of $12 million.

     The Company's equity in earnings of affiliates are primarily noncash. The Company received cash distributions from VVLC of $1 million in the 1997 period and $.6 million in the 1998 period primarily to cover taxes associated with VVLC's income from land sales. TIMET and NL did not pay any cash dividends during 1997 or the first quarter of 1998. NL and TIMET instituted regular quarterly dividends of $.03 and $.04 per share of common stock, respectively, in the second quarter of 1998. Based upon the Company's current holdings, the aggregate TIMET and NL dividends received are $.6 million per quarter. Relative changes in assets and liabilities did not materially impact the Company's cash flow from operating activities.

     Repurchases of common stock, dividends declared and the settlement of the previously reported stockholder derivative litigation are described in the Notes to the Consolidated Financial Statements. During the six-months ended June 30, 1998, the Company cash collateralized certain letters of credit of its wholly-owned captive insurance company for approximately $8 million. The Company expects to obtain a bank credit facility to reduce or eliminate the need to cash collateralize letters of credit.

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

     As previously reported, based upon the technical provisions of the Investment Company Act of 1940 ( the "1940 Act") and Tremont's ceasing to own a majority of TIMET's common stock following the acquisition by TIMET in 1996 of IMI's titanium business for TIMET stock, Tremont might arguably be deemed to have become an "investment company" under the 1940 Act, despite the fact that Tremont does not now engage, nor has it engaged or intended to engage, in the business of investing, reinvesting, owning, holding or trading of securities. Tremont has sought an order from the Securities and Exchange Commission that

Tremont is primarily engaged, through TIMET and NL, in a non-investment company business and, in the interim, has taken the steps necessary to give itself the benefits of a temporary exemption under the 1940 Act.
~
TIMET~

     Summarized balance sheet and cash flow information reported by TIMET is presented below.

                                         December          JUNE
                                            31,             30,
                                           1997            1998

                                              (In millions)
Cash and equivalents                       $  69.0        $  80.3
Other current assets                         344.8          373.2
Goodwill and other intangible assets          77.7           84.0
Other noncurrent assets                       39.2           43.9
Property and equipment, net                  262.4          297.8


                                          $  793.1        $ 879.2



Current liabilities                       $  123.8        $ 148.9
Noncurrent liabilities                        52.5           81.6
Minority interest - TIMET-obligated
 Convertible Preferred Securities            201.2          201.2
Other minority interest                        6.7            8.0
Stockholders' equity                         408.9          439.5


                                          $  793.1        $ 879.2


                                            Six months ended
                                                June 30,

                                           1997          1998

                                              (In millions)
Net cash provided (used) by:
  Operating activities:
     Before changes in assets and         $  53.0         $  55.3
liabilities
     Changes in assets and liabilities      (17.7)           (4.7)

                                             35.3            50.6
  Investing and financing activities:
     Capital expenditures                   (29.7)          (47.3)
     Business acquisitions                    (.5)          (19.3)
     Net borrowings (repayments)             (3.7)           27.5
     Other, net                              (4.1)           (1.2)


                                          $  (2.7)        $  10.3



  Cash paid for:
    Interest expense, net of amounts     $     .9       $     .9
capitalized
    Convertible Preferred Securities          6.7            6.7
dividends
    Income taxes                              3.6            3.6


     At June 30, 1998, TIMET had net cash of $45 million ($80 million of cash and equivalents and $35 million of notes payable and long-term debt). TIMET also had $202 million of borrowing availability under its U.S. and European credit lines.

     ~Operating~activities~. Cash provided by operating activities (before changes in assets and liabilities) of $55 million for the six months ended June 30, 1998 was comparable to the $53 million provided during the same period in 1997, reflecting the comparable operating results. Changes in assets and liabilities reflect the timing of purchases, production and sales. Increases in inventories used $27 million of cash in 1998, principally in the second quarter, reflecting lower than expected sales levels and the beginning of the build for the expected higher demand levels in 1999 resulting from long-term customer agreements. Changes in receivables generated $20 million of cash in 1998, principally due to net collections in the first quarter resulting from lower sales compared with the record levels of the fourth quarter of 1997.

     ~Investing~activities~. Cash used for business acquisitions in 1998 relates to Loterios. TIMET estimates capital expenditures for all of 1998 to be between $110 million and $120 million, up from $66 million in calendar 1997. About 55% of capital expenditures during the 1997-1998 period relate to capacity expansion projects to meet expected volume demands in 1999 associated with long-term customer agreements, which projects are also expected to improve cycle times and yields and to increase efficiency. The majority of these significant projects in both the U.S. and Europe have or will begin to come on line during the second half of 1998. Approximately 20% of the two-year capital spending total relates to the major SAP information systems and information technology project being implemented throughout TIMET. The SAP system is being implemented in stages through early 1999, with the first roll-outs accomplished in May 1998 (U.S. Service Centers and Corporate Headquarters) and July 1998 (Henderson, NV plant). Certain costs associated with the SAP business process and information systems project, including training and reengineering, are expensed as incurred.

     In July 1998, TIMET completed a series of previously-reported strategic transactions with Wyman-Gordon Company. The principal components are: (i) TIMET exchanged certain of its titanium castings assets and $5 million in cash for Wyman-Gordon's Millbury, MA vacuum arc remelting facility, which produces titanium ingot; (ii) Wyman-Gordon and TIMET combined their respective titanium castings businesses into a new joint venture 80% owned by Wyman-Gordon and 20% by TIMET; and (iii) TIMET and Wyman-Gordon entered into a contract pursuant to which TIMET will become the principal supplier of titanium material to Wyman-Gordon until 2008, supplying a substantial portion of Wyman-Gordon's total titanium requirements. TIMET will account for its interest in the castings joint venture by the equity method and does not expect to report gain or loss on the castings business/melting facility exchange. Net sales of TIMET's casting business approximated $19 million in the first half of 1998.

     TIMET has agreed with Special Metals Corporation ("SMC") to purchase up to $125 million of SMC 6.625% convertible preferred stock (the "SMC Preferred Stock") in connection with SMC's announced acquisition of the Inco Alloys International high performance nickel alloys business unit of Inco Limited. The transactions are expected to close in the third quarter of 1998. TIMET also has entered into an agreement in principle with SMC to form a strategic alliance to pursue certain manufacturing and joint product development and marketing arrangements. The SMC Preferred Stock would be convertible into SMC common stock and would be subject to mandatory redemption in 2006. TIMET plans to fund the SMC investment using the available current liquidity, principally cash and equivalents and European borrowings to be repatriated to the U.S.

     ~Financing~activities~. Net borrowings in 1998 included $25 million on TIMET's principal U.S. bank credit facility, primarily to fund capital expenditures and the Loterios acquisition.

     The Convertible Preferred Securities do not require principal amortization and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters each.

     TIMET paid its first regular quarterly dividend of four cents per share of common stock in June 1998, and in July declared the next regular dividend of four cents payable in September 1998.

     TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past, and may in the future, seek to raise additional capital, modify its dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, TIMET investigates, evaluates and discusses acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and related industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using available liquidity, issuing additional equity securities or incurring additional indebtedness.

~NL~Industries~

     Summarized balance sheet and cash flow information reported by NL is presented below.

                                         December 31,     JUNE 30,
                                             1997           1998

                                               (In millions)
Cash and cash equivalents                $   106.1       $    355.3
Other current assets                         348.4            347.9
Noncurrent securities                         17.3             18.7
Investments in joint ventures                172.7            171.2
Other noncurrent assets                       42.5             37.0
Property and equipment                       411.2            368.8


                                         $ 1,098.2        $ 1,298.9



Current liabilities                      $   276.4       $    429.8
Long-term debt                               666.8            338.9
Deferred income taxes                        132.8            184.3
Accrued OPEB cost                             51.0             44.8
Environmental liabilities                    125.5            110.4
Other noncurrent liabilities                  67.7             79.3
Minority interest                               .3               .6
Stockholders' equity (deficit):
  Capital and retained earnings              (92.8)           242.5
  Accumulated other comprehensive loss      (129.5)          (131.7)


                                         $ 1,098.2        $ 1,298.9




                                              Six months ended
                                                  June 30,

                                             1997           1998

                                               (In millions)
Net cash provided (used) by:
  Operating activities:
      Before changes in assets and       $     7.0       $     61.8
liabilities
      Changes in assets and liabilities        7.3            (44.4)

                                              14.3             17.4
  Investing and financing activities,
net:
     Capital expenditures                    (15.6)            (8.2)
     Proceeds from sale of Rheox               -              435.1
     Other investing activities, net           5.7              6.6
     Net borrowings (repayments)            (163.6)           (86.2)
     Other financing activities, net         121.6           (107.0)


                                         $   (37.6)       $   257.7


Cash paid (received) for:
  Interest, net of amounts capitalized   $    27.0        $    20.9
  Income taxes, net                           (2.7)            39.0

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities, improved in the 1998 period from the comparable period in 1997 due to higher operating income. Changes in NL's inventories, receivables and payables (excluding the effect of currency translation) used cash in both the first half of 1997 and 1998; however, the cash used in the first half of 1997 was significantly less than the first half of 1998 due to cash provided from reductions in inventory levels in the 1997 period.

     The sale of NL's specialty chemicals business in the first quarter of 1998 resulted in net proceeds of $380 million after current income taxes and other expenses. NL used a portion of the net proceeds to repay certain indebtedness, as described below, and plans to use a portion of the net proceeds to redeem the 13% Senior Secured Discount Notes on October 15, 1998 at the redemption price of 106% of the principal amount, in accordance with the terms of the Discount Notes indenture.

     With a portion of the net proceeds, NL (i) prepaid $118 million of the Rheox credit facility, (ii) prepaid $42 million of Kronos' share of the LPC joint venture term loan, (iii) made $15 million of open-market purchases of NL's 13% Senior Secured Discount Notes at prices ranging from $101.25 to $104.56 per $100 of their principal amounts, including $4 million purchased in July 1998, and (iv) purchased $6 million of the Senior Secured Notes and $61 thousand of the Senior Secured Discount Notes at a price of $100 and $96.03 per $100 of their principal amounts, respectively, pursuant to a pro rata tender offer to Note holders in June 1998.

     NL prepaid DM 81 million ($44 million when paid) of its DM term loan in the first quarter of 1998. A portion of the funds for such prepayment of the DM term loan was provided by a first-quarter DM 35 million ($19 million when borrowed) increase in outstanding borrowings under NL's short-term non-U.S. credit facilities. In the second quarter of 1998, NL repaid DM 20 million ($11 million when paid) of the DM revolving credit facility.

     In order to complete the Tioxide Purchase, NL expects to arrange approximately $250 million in bank financing.

     At June 30, 1998 NL had cash and cash equivalents aggregating $355 million (10% held by non-U.S. subsidiaries), including restricted cash equivalents of $6 million. NL's subsidiaries had $75 million available for borrowing at June 30, 1998 under existing non-U.S. credit facilities.

     In the second quarter of 1998 NL paid a regular quarterly dividend of $.03 per share to shareholders aggregating $1.5 million. In July 1998 NL's Board of Directors declared a regular quarterly dividend of $.03 per share to shareholders of record as of September 16, 1998 to be paid on September 30, 1998. In June 1998, as a result of the settlement of a shareholder derivative lawsuit on behalf of NL, Valhi transferred $14.4 million in cash to NL, and NL agreed to pay plaintiffs' attorneys' fees and expenses of $3.2 million.

     Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies. NL previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. During 1997 NL reached a tentative agreement with the German tax authorities regarding the years 1991 through 1994, and expects to pay DM 9 million ($5 million at June 30, 1998) during the second half of 1998 in settlement of certain tax issues. Certain other significant German tax contingencies remain outstanding for the years 1990 through 1996 and will continue to be litigated. With respect to these contingencies, NL has received certain revised tax assessments aggregating DM 119 million ($66 million at June 30, 1998), including non-income tax related items and interest, for years through 1996. NL expects to receive tax assessments for an additional DM 20 million ($11 million at June 30, 1998), including non-income tax related items and interest, for the years 1991 through 1994. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved.

     During 1997 a German tax court proceeding involving a tax issue substantially the same as that involved in NL's primary remaining tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed that decision to the German Supreme Court; NL believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of NL's primary dispute with the German tax authorities, which assessments, including non-income tax related items and interest, aggregate DM 121 million. Although NL believes that it will ultimately prevail, NL has granted a DM 94 million ($52 million at June 30, 1998) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million ($3 million at June 30, 1998) lien in favor of the German federal tax authorities.

     During 1997 NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at June 30, 1998) relating to 1994. NL has appealed this assessment and expects to litigate this issue. Although NL believes that it will ultimately prevail, NL has granted a lien for the full amount of the tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

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

     NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has adequate accruals ($133 million at June 30, 1998) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $165 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     In May 1998, the previously-reported settlement in the stockholder derivative case ~Kahn~v.~Tremont~Corp.,~et~al.,~~No. 12339 was approved by the Court. Pursuant to the settlement, in June 1998, Valhi transferred $24.3 million to the Company and the Company reimbursed plaintiffs' attorneys $5.3 million for fees and related costs.

     Information called for by this item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 - "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, attached hereto as Exhibit 99.1.

     Information called for by this item regarding TIMET's legal proceedings is incorporated herein by reference to Part II, Item 1 - "Legal Proceedings" of TIMET's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, attached hereto as Exhibit 99.2

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Tremont held its Annual Meeting of Stockholders on May 5, 1998. The results of the matter voted upon at that meeting are incorporated by reference
to Item 4 of Tremont's Quarterly Report on Form   10-Q for the quarter ended
March 31, 1998.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

10.1* 1996 Amended and Restated Non-Employee Director Compensation Plan of Titanium Metals Corporation incorporated by reference to Exhibit 10.1* of a Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed by Titanium Metals Corporation (File No. 0-28538).

10.2 First Amendment to Credit Agreement and Waiver among Titanium Metals Corporation and various lending institutions dated as of May 15, 1998 incorporated by reference to Exhibit 10.2 of a Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed by Titanium Metals Corporation (File No. 0-28538).

10.3 Investment Agreement, dated July 9, 1998, between Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.1 of a Current Report on Form 8-K dated July 9, 1998 filed by Titanium Metals Corporation (File No. 0-28538).

27.1     Financial Data Schedule for the quarter ended June
         30, 1998.



99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed by NL
         Industries, Inc. (File No. 1-640).

99.2 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed by Titanium Metals Corporation (File No. 0-28538).

*Management contract, compensatory plan or arrangement.

     (b) Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 1998 and through July 31, 1998:

        April 23, 1998             -    Reported Items 5 and 7.
        May 5, 1998                -    Reported Items 5 and 7.
        June 10, 1998              -    Reported Items 5 and 7.
        July 23, 1998              -    Reported Items 5 and 7.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      TREMONT CORPORATION

                          (Registrant)




Date: August 12,      By  /s/ J. Thomas Montgomery, Jr.
1998                          J. Thomas Montgomery, Jr.
                              Vice President - Controller and Treasurer
                              (Principal Finance and Accounting Officer)