Form 10-Q
period 1998-09-30
TREMONT CORPORATION
filed 1998-11-16
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 1998
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                Yes  X   No



Number of shares of common stock outstanding on October 31, 1998: 6,376,558

                          FORWARD-LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements or discussions of trends which by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of NL's and TIMET's businesses, TIMET's dependence on the aerospace industry, the sensitivity of NL's and TIMET's businesses to global industry capacity, global economic conditions, changes in product pricing, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties with new product development, the supply of raw materials and services and the possibility of disruptions of normal business activities from Year 2000 issues.

                              TREMONT CORPORATION

                                     INDEX


                                                                    Page
                                                                   number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

           Consolidated Balance Sheets - December 31, 1997 and
            September 30, 1998                                       2-3

           Consolidated Statements of Income - Three months and
             Nine months ended September 30, 1997 and 1998            4

           Consolidated Statements of Cash Flows - Nine months
            ended September 30, 1997 and 1998                         5

           Consolidated Statements of Comprehensive Income - Three months and nine months ended September 30, 1997 and 1998 6

           Consolidated Statement of Stockholders' Equity - Nine
            months ended September 30, 1998                           7

           Notes to Consolidated Financial Statements                8-11

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                             12-28

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                                       29

     Item 6. Exhibits and Reports on Form 8-K.                      29-31

                              TREMONT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     December      SEPTEMBER
              ASSETS                    31,           30,
                                       1997           1998


Current assets:
  Cash and cash equivalents         $  37,959      $  4,260
  Accounts and notes receivable         5,544         3,349
  Refundable income taxes                   -         1,394
  Receivable from related parties       2,277         2,067
  Prepaid expenses                      1,206         1,922


     Total current assets              46,986        12,992



Other assets:
  Investment in TIMET                 123,521       148,381
  Investment in NL Industries          15,737        88,893
  Investment in joint ventures         10,509        12,697
  Receivable from related parties       4,019         2,560
  Other                                13,550        18,577


     Total other assets               167,336       271,108


Net property and equipment                674           647




                                    $ 214,996     $ 284,747




                              TREMONT CORPORATION

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND  December 31,    SEPTEMBER 30
  STOCKHOLDERS' EQUITY                  1997           1998



Current liabilities:
  Accrued liabilities                $  5,714       $  7,781
  Payable to related parties               62             38
  Income taxes                            212            108


     Total current liabilities          5,988          7,927


Noncurrent liabilities:
  Insurance claims and claim           17,000         13,047
expenses
  Accrued OPEB cost                    21,730         21,571
  Deferred income taxes                25,766         33,691
  Other                                 4,978          5,122


     Total noncurrent liabilities      69,474         73,431


Minority interest                       3,206          3,778


Stockholders' equity:
  Common stock                          7,690          7,768
  Additional paid-in capital          274,736        296,693
  Accumulated deficit                (103,277)       (40,126)

  Accumulated other comprehensive
income:
     Currency translation              (7,831)        (6,286)
     Marketable securities                732            920

                                      172,050        258,969
  Less treasury stock, at cost         35,722         59,358


     Total stockholders' equity       136,328        199,611


                                    $ 214,996      $ 284,747




[FN] Commitments and contingencies (Note 1).



                              TREMONT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                 Three months         Nine months
                                     ended               ended
                                 September 30,       September 30,


                                1997      1998      1997      1998

Equity in earnings (loss) of:
  TIMET                        $ 6,461  $ 5,044   $17,389  $14,786

  NL Industries                   882    4,794    (6,727)   55,054
  Other joint ventures            436      197     4,740     2,188


                                7,779   10,035    15,402    72,028
Corporate income (expense):
   Interest income                741      540     2,473     1,788
   Other, net                    (779)    (822)   (1,418)   (2,415)


     Income before income       7,741    9,753    16,457    71,401
taxes

Income tax expense              2,576    1,811     8,182     5,919
Minority interest                 109       60     1,192       572



     Income before              5,056    7,882     7,083    64,910
extraordinary item


Equity in extraordinary loss
of NL-
  early extinguishment of debt      -     (422)        -      (837)


     Net income                $ 5,056  $ 7,460   $ 7,083   $64,073




Earnings per share:
   Before extraordinary item:
      Basic                      $ .74   $ 1.23    $  .99   $  9.82
      Diluted                    $ .68   $ 1.19    $  .90   $  9.47
   Net income:
      Basic                      $ .74   $ 1.17    $  .99   $  9.69
      Diluted                    $ .68   $ 1.12    $  .90   $  9.35

   Weighted average shares
outstanding:
      Common shares             6,876    6,375     7,152     6,611
      Diluted shares            7,065    6,498     7,275     6,758


                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine months ended September 30, 1997 and 1998

                                 (In thousands)

                                                1997       1998

Cash flows from operating activities:
    Net income                                $7,083     $ 64,073

    Earnings of affiliates:
        Before extraordinary item             (15,402)   (72,028)
        Extraordinary item                         -        837
        Distributions                          1,041      1,544
    Deferred income taxes                      7,913      6,991
    Minority interest                          1,192        572
    Other, net                                (1,915)       667
    Change in assets and liabilities:
        Accounts with related parties            835        462
        Other, net                               (11)    (1,514)


     Net cash provided by operating              736      1,604
activities


Cash flows from investing activities:
     Purchases of NL and TIMET common stock        -     (23,557)
     Disposition of oil and gas production     1,206          -
well interest
     Other                                       (21)       (20)


     Net cash provided (used) by investing     1,185     (23,577)
activities



Cash flows from financing activities:
    Repurchases of common stock               (25,341)   (23,636)
    Litigation settlement, net                     -     18,976
    Letters of credit cash collateralized          -     (7,176)
    Dividends paid                                 -       (922)
    Other                                        840      1,032


    Net cash used by financing activities     (24,501)   (11,726)


Net decrease in cash and cash equivalents     (22,580)   (33,699)
Balance at beginning of period                68,035     37,959


Balance at end of period                      $ 45,455   $4,260




Supplemental disclosures - cash paid for      $  185     $  427
income taxes

                              TREMONT CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                   Three months        Nine months
                                       ended              ended
                                   September 30,      September 30,




                                  1997      1998      1997      1998

Net income                       $ 5,056   $ 7,460   $ 7,083  $64,073



Other comprehensive income
(loss):
   Foreign currency translation    (786)    3,562    (5,955)    2,378
adjustments
   Unrealized gains (losses) on
marketable
     securities                     440        54       787       289
   Allocable income tax benefit     121    (1,266)    1,961      (934)
(expense), net


       Other comprehensive         (225)    2,350    (3,207)    1,733
income (loss)






Comprehensive income             $ 4,831   $ 9,810   $ 3,876  $65,806



                              TREMONT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1998

                                 (In thousands)



                     Common Stock       Additional
                 Shares Treasury Common  paid-in
                 Issued  Shares  stock   capital


Balance at        7,690    960   $7,690 $274,736
December 31, 1997


Comprehensive        -       -      -         -
income
Litigation           -       -      -     18,976
settlement, net
Dividends            -       -      -         -
Repurchases of       -     432      -         -
common stock
Common stock        78       -     78       954
issued
Other                -       -      -     2,027


Balance at        7,768   1,392   $7,768 $296,693
September 30, 1998





       [FN] See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1998

                                 (In thousands)


                              Accumulated
                                 other
                             comprehensive
                                income
              Accumulated Currency  Marketable Treasury Stockholders'
                Deficit translation Securities   Stock     Equity


Balance at        $(103,277) (7,831) $ 732    $(35,722) $136,328
December 31, 1997

Comprehensive     64,073    1,545      188         -     65,806
income
Litigation             -       -         -         -     18,976
settlement, net
Dividends           (922)      -         -         -       (922)
Repurchases of         -       -         -     (23,636)  (23,636)
common stock
Common stock           -       -         -         -      1,032
issued
Other                  -       -         -         -      2,027


Balance at


September 30,    $(40,126) $(6,286) $  920     $(59,358) $199,611
1998



       [FN] See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Tremont Corporation is principally a holding company with operations conducted through 33%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. and other joint ventures of 75%-owned TRECO L.L.C. Valhi, Inc. and other entities related to Harold C. Simmons hold (i) approximately 53% of Tremont's outstanding common stock and (ii) approximately 78% of NL's outstanding common stock (including 20% of NL held by Tremont). Mr. Simmons may be deemed to control each of Valhi, Tremont, NL and TIMET.

     The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1998 and the consolidated statements of income, cash flows, comprehensive income and stockholders' equity for the interim periods ended September 30, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

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

     For information concerning certain legal proceedings, income tax and other contingencies related to the Company, TIMET and NL, see (i) Part I, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) Part II, Item 1 -- "Legal Proceedings," and (iii) the 1997 Annual Report, including certain information concerning TIMET's and NL's legal proceedings incorporated therein by reference.

Note 2 - Unconsolidated affiliates and joint ventures:

     See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for summarized information relating to the results of operations, financial position and cash flows of TIMET and NL, which information is incorporated herein by reference.

~    TIMET.~~~Tremont holds 10.3 million shares, or 33%, of TIMET's outstanding common stock and may be deemed to control TIMET. At September 30, 1998, the net carrying amount of the Company's investment in TIMET was approximately $14.47 per share, while the market price of TIMET common stock at that date was $14.13 per share ($10.88 per share at November 12, 1998). Tremont also holds an option, acquired from IMI plc in 1996 and expiring in February 1999, to acquire
1.5 million shares of TIMET common stock from IMI for an aggregate purchase price of $12 million ($7.95 per TIMET share). During the three months ended September 30, 1998, Tremont purchased 743,700 shares of TIMET common stock for $9.6 million in open-market transactions.

~    NL~Industries.~~~At September 30, 1998, Tremont held 9.9 million shares of
NL's outstanding common stock (10.2 million shares or 20%, at October 31, 1998) and, together with Valhi, may be deemed to control NL. At September 30, 1998, the net carrying amount of the Company's investment in NL was approximately $9.01 per share while the market price of NL common stock at that date was $19.38 per share ($14.88 per share at November 12, 1998). During the three months ended September 30, 1998, Tremont purchased, in open-market transactions, 799,361 shares of NL common stock for $16 million and in October 1998 purchased an additional 351,400 shares for $5.8 million.

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

Note 3 - Stockholders' equity:

     In February 1997, Tremont's Board of Directors authorized the repurchase of up to 2 million shares of Tremont common stock in open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. The Company has repurchased to date 1,219,300 shares for $55.7 million (average price $45.68) pursuant to this program, including 432,200 shares repurchased during the first nine months of 1998 for $23.6 million ($54.64 per share).

     The Company continued its regular quarterly dividend of seven cents per share of common stock in September 1998, and in October declared the next regular dividend of seven cents per common share payable on December 30, 1998 to stockholders of record as of the close of business on December 15, 1998.

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

Note 5 - Accrued liabilities:


                                    December 31,       SEPTEMBER 30,
                                       1997                1998

                                               (In thousands)
Accrued stock purchase                  $      -          $2,036
Postretirement benefit cost                1,887           1,887
Other employee benefits                      242              46
Environmental cost                           299             319
Legal costs                                1,482             982
Miscellaneous taxes                          134             156
Other                                      1,670           2,355


                                          $5,714          $7,781



Note 6 - Related party transactions:

     Receivables from related parties principally represent amounts due from NL and a former affiliate under insurance loss sharing arrangements and amounts due from TIMET for exercises of Tremont stock options and for other post-employment benefit payments. Current payables to related parties include amounts due to Contran Corporation (the parent company of Valhi), NL and TIMET under intercorporate services arrangements.


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

                            Three months ended   Nine months ended
                              September 30,        September 30,

                              1997       1998       1997       1998

                              (in thousands)       (in thousands)
Numerator:
   Net income               $ 5,056    $ 7,460    $  7,083  $64,073

   Effect of dilutive
securities
     of equity investees      (225)       (165)      (562)      (913)


   Diluted net income       $ 4,831    $ 7,295    $  6,521  $63,160




Denominator:
   Average common shares     6,876       6,375      7,152      6,611
outstanding
   Average dilutive stock      189         123        123        147
options


   Diluted shares            7,065       6,498      7,275      6,758



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             ~RESULTS~OF~OPERATIONS
                                       ~
     Tremont's operations are conducted through TIMET, NL and TRECO. The results of TIMET, NL, TRECO and general corporate and other items are discussed below. The information included below relating to the financial position, results of operations and liquidity and capital resources of TIMET and NL has been summarized from reports filed with the Securities and Exchange Commission by TIMET (File No. 0-28538) and NL (File No. 1-640), which reports contain more detailed information concerning TIMET and NL, respectively, including financial statements.

     The Company reported third quarter net income of $7.5 million, or $1.12 per diluted share, compared to $5.1 million, or $.68 per diluted share, for the same quarter in 1997.

     The Company's equity in earnings of 33%-owned TIMET was $5.0 million in the third quarter of 1998 compared to $6.5 million in 1997. TIMET reported third quarter net income of $16.1 million in 1998 on sales of $174 million, down from net income of $21.4 million on sales of $177 million for the third quarter of 1997. The decline in TIMET's third quarter results compared to last year is primarily attributable to a decline in titanium mill products sales volume, higher general and administrative expenses and a higher effective income tax rate.

     The Company's equity in earnings of 20%-owned NL Industries, Inc. was $4.8 million in the third quarter of 1998 compared to $.9 million for the same quarter of 1997. NL reported income from continuing operations of $31.4 million in the third quarter of 1998 on sales of $222 million compared to $3.9 million on sales of $210 million in the third quarter of 1997. NL's third quarter titanium dioxide pigments ("TiO2") sales volume decreased 9% from the record sales volume in the third quarter of 1997 as demand moderated. NL's third quarter average selling prices for TiO2 were 17% higher than the third quarter of 1997 and 2% higher than the second quarter of 1998.

     The Company's equity in earnings of other joint ventures principally represents earnings of TRECO from its real estate development partnership. The Company's income tax rate varies from the statutory rate primarily because no income tax provision is currently required on its equity in NL's earnings or losses. The Company's net proceeds of approximately $19 million in the second quarter of 1998 related to the previously reported settlement of a stockholder derivative lawsuit were reported as a direct increase in equity and consequently were not a component of net income. See Note 3 to the Consolidated Financial Statements.

~TIMET
~
~

~
                    Three months                Nine months
                        ended                      ended
                    September 30,              September 30,

                    1997     1998     Change     1997     1998     Change

                    (In millions)               (In millions)
Net sales          $177.2   $ 173.5     -2.1%   $525.6   $ 551.4    +4.9%




Operating income     33.3      27.3    -18.0%     92.7      82.9   -10.6%
Corporate income,     1.5       2.1                3.9       5.0
net
Interest expense       .9       1.3                2.0       2.3

                     33.9      28.1    -17.1%     94.6      85.6    -9.5%

Income tax expense    9.8       9.6               28.8      29.1
Minority interest     2.7       2.4                8.3       8.3


Net income         $ 21.4   $  16.1    -24.8%   $ 57.5   $  48.2   -16.2%




Tremont's equity
in



  TIMET's earnings $  6.5   $   5.0    -23.1%   $ 17.4   $  14.8   -14.9%





     Due to reduced demand for TIMET's aerospace and industrial products, earnings for the quarter ended September 30, 1998 were below expectations.
TIMET believes that the reduction in demand for aerospace products is attributable in large part to inventory reductions by its major customers and a decline in the number of aircraft forecast to be produced. The major reason for the falloff in demand for industrial products is the deterioration in Asian economies, including the strength of the U.S. dollar versus the Japanese yen.

     Mill product shipments in the third quarter were approximately 3,500 metric tons, below both second quarter 1998 (3,900 tons) and third quarter 1997 (3,700 tons) levels. Ingot and sponge shipments were also lower than expected.
Selling prices were relatively flat compared to second quarter levels. TIMET's overall average mill product selling price in the third quarter of 1998 improved over second quarter levels due to mix changes, as aerospace products accounted for a higher percentage of mill product shipments. As previously reported, TIMET anticipates that fourth quarter 1998 shipments and earnings will be lower than third quarter levels.

     General and administrative expenses in 1998 continue to be higher than in 1997 in large part due to information technology costs, including implementation of TIMET's enterprise-wide SAP system and addressing "Year 2000" issues. Expenses related to implementing and maintaining TIMET's SAP system and to addressing "Year 2000" issues are expected to remain high in 1999.

     TIMET's firm order backlog at the end of September was approximately $350 million. Comparable backlog at the end of September 1997 was approximately $500 million. The titanium industry is experiencing reduced demand for aerospace and industrial products due to high levels of inventories reported to be held by customers, actual and anticipated declines in number of aircraft forecast to be produced, especially wide-bodies aircraft, and continuing weakness of Asian and other economies. As a result, TIMET's 1999 shipments are anticipated to be below 1998 levels, particularly in the first half of the year, and 1999 results are expected to be below current expectations. As previously reported, average selling prices for 1999 are expected to be lower than 1998 prices by 5% to 10%.

     In order to minimize the impact of the factors described above on its results of operations and cash flows, TIMET may implement additional temporary or permanent facility closures, layoffs and other measures. TIMET currently expects a special charge in the fourth quarter of approximately $10 million related to the announced closing of TIMET's leased melting facility in Verdi, NV and to other actions of the type described above.

~    ~Operating income in the 1998 year-to-date period includes a previously reported restructuring charge of $6 million in the second quarter of 1998, related to the closure of TIMET's Pomona, CA castings and vacuum arc remelting facility.

     TIMET has substantial operations and assets located in Europe, principally in the United Kingdom. Approximately one-half of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally the U.K. pound sterling along with other major European currencies. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings and may affect the comparability of period-to-period operating results. Certain purchases of raw materials for TIMET's European operations, principally titanium sponge, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The U.K. is not adopting the new European currency unit ("Euro") although certain transactions currently denominated in various other European currencies are expected to be denominated in the Euro beginning in 1999. Modifications of certain systems to handle Euro-denominated transactions will be required, although such modifications are not expected to be extensive, and TIMET does not expect that the impact of conversion to the Euro will be material.

     Interest expense in the 1998 periods is only slightly higher than in the comparable 1997 periods. Substantially all of the additional interest related to higher borrowing levels in 1998 was capitalized as part of major capital projects. Dividends on the Convertible Preferred Securities are reported, net of tax benefit, as minority interest.

     TIMET operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income can impact TIMET's effective tax rate. For financial reporting purposes, TIMET has previously recognized substantially all of its net operating loss carryforwards, resulting in a higher effective tax rate in 1998 than in 1997.

     Year 2000 issues exist because many computer systems and applications curently use two-digit fields to designate a year. Date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to treat the Year 2000 properly could cause systems to process critical financial, manufacturing and operational information incorrectly. Many of TIMET's information systems have been or are being replaced in connection with the implementation of SAP. TIMET, with the help of outside specialists and consultants, (i) has substantially completed an initial assessment of potential Year 2000 issues in its manufacturing and communications systems, as well as in those information systems that will not be replaced by SAP, (ii) is in process of determining and implementing remedial actions and (iii) will develop a contingency plan in the event internal or external Year 2000 issues are not resolved. Excluding costs related to SAP, TIMET expended approximately $1 million on Year 2000 issues through September 1998, and currently expects to incur an additional $5 million to $6 million through 1999, principally related to embedded system technology. TIMET has also begun an evaluation of potential Year 2000 exposures relating to key suppliers and customers.

     Although TIMET believes its key information systems will be Year 2000 compliant before the end of 1999, it cannot yet predict the outcome or success of the Year 2000 compliance programs related to its embedded manufacturing systems or those systems of its suppliers and customers. TIMET also cannot predict whether it will find additional problems that would result in unplanned upgrades of applications after December 31, 1999. As a result of these uncertainties, TIMET cannot predict the impact on its financial condition, results of operations or cash flows, of noncompliant Year 2000 systems that TIMET directly or indirectly relies upon. Should TIMET's Year 2000 compliance plan not be successful or be delayed beyond January 2000, the consequences to TIMET could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, or slower transaction processing and financial reporting.

~NL~Industries~

     The Company's 20% interest in NL is reported by the equity method. Tremont and NL may be deemed to be under common control by reason of stock ownership and common directors and executive officers. Valhi and Tremont together may be deemed to control NL. Tremont's equity in earnings of NL differs from the amount that would be expected by applying Tremont's ownership percentage to NL's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in NL. Amortization of such basis differences generally reduces earnings, and increases losses, attributable to NL as reported by Tremont.

                     Three months             Nine months
                        ended                    ended
                    September 30,             September 30,

                     1997     1998    Change    1997     1998    Change

                    (In millions)              (In millions)
Net sales           $210.3   $221.5   +   5%   $629.1   $685.8   +   9%




Operating income    $ 24.9   $ 45.0   + 81%    $ 50.4   $131.1   +160%

General corporate
items:
    Securities          .6      4.3               1.8     12.7
earnings, net
    Expenses, net     (5.7)    (4.1)            (44.3)   (11.6)
    Interest         (16.4)   (15.1)            (49.2)   (46.9)
    expense

                       3.4     30.1   +$26.7    (41.3)    85.3  +$126.6

Income tax expense     (.5)    (1.3)             (1.6)    14.2
(benefit)

     Income (loss)
from
       Continuing      3.9     31.4   +$27.5    (39.7)    71.1  +$110.8
operations


Discontinued           5.9      -                16.0    287.4
operations
Extraordinary item
- early
  Extinguishment of    -       (2.4)              -       (4.8)
  debt


 Net income (loss)  $  9.8   $ 29.0   +$19.2   $(23.7)  $353.7  +$377.4




Tremont's equity in
NL's
   net earnings,
including
   amortization of
basis
   Differences      $   .9   $  4.8   +$ 3.9   $ (6.7)  $ 55.0   +$61.7




     NL's TiO2 operations are conducted by its wholly-owned Kronos, Inc. subsidiary. Operating income in the third quarter and first nine months of 1998 increased from the comparable periods in 1997 due to higher average selling prices, partially offset by lower sales volume and the absence of $9.7 million of income from refunds of German franchise taxes received in the third quarter of 1997. NL expects its fourth-quarter 1998 operating income will exceed its fourth-quarter 1997 operating income primarily because of higher average fourth-quarter 1998 TiO2 selling prices, partially offset by moderately lower fourth-quarter 1998 sales volume.

     Average TiO2 selling prices for the third quarter of 1998 were 17% higher than the third quarter of 1997 and 2% higher than the second quarter of 1998.

     Third-quarter sales volume decreased 9% from the record sales volume in the year-earlier period as demand moderated. Sales volume in the first nine months of 1998 was 2% lower than the year-earlier period primarily reflecting lower sales volume in Asia, partially offset by higher sales volume in Europe. As a result of lower second-half 1998 demand for TiO2, NL anticipates its TiO2 sales volume for full-year 1998 will be slightly below that of calendar year 1997.

     Cost of sales as a percentage of net sales decreased in the third quarter and first nine months of 1998 primarily due to higher average selling prices. Selling, general and administrative expenses decreased in the third quarter and first nine months of 1998 due to lower distribution costs associated with lower sales volume and favorable effects of foreign currency translation, partially offset by the impact of the German franchise tax refunds received in the third quarter of 1997.

     A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the third quarter and first nine months of 1998 by $3 million and $26 million, respectively, compared to the comparable 1997 periods.

     Securities earnings increased due to higher average balances available for investment. Corporate expenses, net in the first nine months of 1998 was lower than the comparable period in 1997 due to the $30 million noncash charge taken in the first quarter of 1997 related to NL's adoption of SOP No. 96-1, "Environmental Remediation Liabilities."

     NL redeemed its 13% Senior Secured Discount Notes on October 15, 1998 at the redemption price of 106% of the principal amount, in accordance with the terms of the Senior Secured Discount Notes indenture. NL expects general corporate interest income and interest expense to be lower in the fourth quarter of 1998 compared to the third quarter of 1998 due to the redemption of the 13% Senior Secured Discount Notes.

     Income taxes in the third quarter of 1998 include a tax benefit of $8.2 million resulting from a refund of prior-year German dividend withholding taxes.

     In July 1998 NL reached an agreement (the "Tioxide Purchase") to (i) acquire the North American TiO2 operations of Imperial Chemical Industries plc's ("ICI") subsidiary, Tioxide Group Limited, and a Tioxide TiO2 plant in England, and (ii) cancel certain rights to chloride-process technology licensed to Tioxide by NL in connection with the formation of Louisiana Pigment Company ("LPC") in 1993. The aggregate amount to be paid to ICI is approximately $365 million, including a $30 million fee for the cancellation of technology rights and approximately $50 million in working capital. The purchase is subject to regulatory clearances, completion of the purchase by E.I. du Pont de Nemours & Co. of ICI's remaining non-North American TiO2 business (the "DuPont Purchase"), and other conditions customary to transactions of this type.

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

     Assuming regulatory clearances are received in 1998, NL expects the Tioxide Purchase to close in the first quarter of 1999.

     NL sold the net assets of its Rheox specialty chemicals business for $465 million cash (before fees and expenses) in the first quarter of 1998, including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. NL recognized an after-tax gain of approximately $286 million on the sale of this business segment. A portion of the $380 million after-tax proceeds was used to reduce outstanding indebtedness by approximately $231 million. Rheox's results are reported as discontinued operations.

                        LIQUIDITY AND CAPITAL RESOURCES

~Tremont~

     The Company had cash and cash equivalents of $4.3 million at September 30, 1998. Tremont's 10.3 million shares of TIMET common stock and 9.9 million shares of NL common stock had a market value of about $145 million and $191 million, respectively, at September 30, 1998. Tremont also has the right to acquire 1.5 million shares of TIMET's common stock from IMI with a September 30, 1998 market value of $21 million for an aggregate purchase price of $12 million.

     During October 1998, the Company entered into an advance agreement with Contran. In October 1998, the Company borrowed $5.9 million from Contran pursuant to this agreement, primarily to fund purchases of NL common stock made during October. Absent additional purchases of NL or TIMET common stock, the Company does not currently believe it will need to borrow significant additional amounts from Contran and is exploring possible financing alternatives to replace the agreement with Contran.

     The Company's equity in earnings of affiliates are primarily noncash. The Company received cash distributions from VVLC of $1 million in the 1997 period and $.6 million in the 1998 period primarily to cover taxes associated with VVLC's income from land sales. TIMET and NL did not pay any cash dividends during 1997 or the first quarter of 1998. NL and TIMET instituted regular quarterly dividends of $.03 and $.04 per share of common stock, respectively, in the second quarter of 1998. Based upon the Company's current holdings and the current NL and TIMET dividend rates, the aggregate TIMET / NL dividends received are $.7 million per quarter. Payment and amount of dividends in the future are at the discretion of the Board of Directors of NL and TIMET, respectively. Relative changes in assets and liabilities did not materially impact the Company's cash flow from operating activities.

     Repurchases of common stock, purchases of additional shares of NL and TIMET, dividends declared and the settlement of the previously reported stockholder derivative litigation are described in the Notes to the Consolidated Financial Statements. During the nine-months ended September 30, 1998, the Company cash collateralized certain letters of credit of its wholly-owned captive insurance company for approximately $8 million. The Company is exploring alternatives to reduce or eliminate the need to cash collateralize letters of credit.

     "Year 2000" issues are not believed to be significant at the Tremont parent company level.

     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to obtain financing from related entities or third parties, raise additional capital, modify its dividend policy, restructure ownership interests of subsidiaries and affiliates, incur indebtedness, repurchase shares of capital stock, consider the sale of interests in subsidiaries, affiliates, marketable securities or other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company may investigate, evaluate, discuss and engage in acquisition, joint venture and other business combination opportunities. In the event of any future acquisition or joint venture opportunities, the Company may consider using available cash, issuing equity securities or incurring indebtedness.

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

~
TIMET~

     Summarized balance sheet and cash flow information reported by TIMET is presented below.


                                       December 31,    SEPTEMBER 30,
                                           1997           1998

                                              (In millions)
Cash and equivalents                       $  69.0        $ 142.6
Other current assets                         344.8          385.6
Goodwill and other intangible assets          77.7           80.7
Other noncurrent assets                       39.2           48.7
Property and equipment, net                  262.4          329.2


                                          $  793.1        $ 986.8



Current liabilities                       $  123.8        $ 157.6
Noncurrent liabilities                        52.5          161.7
Minority interest - TIMET-obligated
 Convertible Preferred Securities            201.2          201.2
Other minority interest                        6.7            7.9
Stockholders' equity                         408.9          458.4


                                          $  793.1        $ 986.8




                                            Nine months ended
                                              September 30,

                                           1997          1998

                                              (In millions)
Net cash provided (used) by:
  Operating activities:
     Before changes in assets and         $  83.9         $  88.1
liabilities
     Changes in assets and liabilities      (38.8)          (13.4)

                                             45.1            74.7
  Investing and financing activities:
     Capital expenditures                   (40.9)          (79.2)
     Business acquisitions                  (12.1)          (27.0)
     Net borrowings (repayments)             (2.7)          104.3
     Other, net                              (7.5)           (3.8)


                                          $ (18.1)        $  69.0



  Cash paid for:
    Interest, net of capitalized         $    1.6      $     2.0
interest
    Convertible Preferred Securities         10.0           10.0
dividends
    Income taxes                             12.0           11.2


     At September 30, 1998, TIMET had net cash of approximately $30 million ($143 million of cash and equivalents and $113 million of notes payable and long-term debt). TIMET also had $125 million of borrowing availability under its U.S. and European credit lines. Available borrowings in the future could potentially be reduced due to the leverage and interest coverage ratios contained in TIMET's U.S. credit agreement.

     ~Operating~activities~. Cash provided by operating activities (before changes in assets and liabilities) of $88 million for the nine months ended September 30, 1998 was higher than the $84 million provided during the same period in 1997 as higher deferred income taxes and a principally noncash restructuring charge offset the effect of lower operating results. Changes in assets and liabilities reflect the timing of purchases, production and sales. Increases in inventories used cash in 1998, reflecting material purchases and build rates that were based on expected sales levels higher than actual sales levels. Changes in receivables, including those from related parties, generated cash in 1998, principally due to net collections resulting from lower sales levels compared with the record levels of late 1997.

     TIMET estimates capital expenditures for all of 1998 to approximate $120 million, up from $66 million in calendar 1997. About one-half of capital expenditures during the two-year 1997-1998 period related to capacity expansion projects associated with long-term customer agreements, which projects are also expected to improve cycle times and yields and to increase efficiency. The majority of these significant projects in both the U.S. and Europe have or will begin to come on line by the end of 1998.

     Approximately one-fourth of the two-year capital spending total relates to the major SAP information systems and information technology project being implemented throughout TIMET. The SAP system is being implemented in stages, with the roll-outs accomplished in May 1998 (U.S. Service Centers and Corporate Headquarters), July 1998 (Henderson, NV plant) and October 1998 (Toronto, OH plant). Roll out of SAP in the U.K. is currently scheduled for the first quarter of 1999. Certain costs associated with the SAP business process and information systems project, including training and reengineering, are expensed as incurred.

     TIMET's capital spending for 1999 is currently expected to approximate $40 million.

     ~Investing~activities~. Cash used for business acquisitions and joint ventures in the first nine months of 1998 relates primarily to the previously-reported Loterios and Wyman-Gordon transactions. In October 1998, TIMET purchased $80 million of Special Metals Corporation ("SMC") 6.625% convertible preferred stock (the "SMC Preferred Stock") in connection with SMC's acquisition of the Inco Alloys International high performance nickel alloys business unit of Inco Limited. TIMET will account for its investment in the SMC Preferred stock by the cost method. TIMET also has entered into an agreement in principle with SMC to form a strategic alliance to pursue certain manufacturing and joint product development and marketing arrangements. The SMC Preferred Stock is convertible into SMC common stock at $16.50 per share and is subject to mandatory redemption in 2006. TIMET funded the SMC investment in October 1998 using cash and equivalents on hand.

     ~Financing~activities~. TIMET's net borrowings in 1998 included $104 million on its principal U.S. and U.K. bank credit facilities, primarily to fund capital expenditures and the Loterios acquisition.

     TIMET's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters each. TIMET's current regular quarterly dividend on its common stock is four cents per share.

     In September 1998, TIMET's Board of Directors authorized the repurchase of up to four million shares of TIMET common stock in open market or privately-negotiated transactions. During September 1998, TIMET repurchased 90,000 shares for approximately $1.2 million.

     TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past, and, in light of its current outlook, may in the future, seek to raise additional capital, modify its dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

     In the normal course of business, TIMET investigates, evaluates and discusses acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and related industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using then available liquidity, issuing additional equity securities or incurring additional indebtedness.

~NL~Industries~

     Summarized balance sheet and cash flow information reported by NL is presented below.

                                         December 31,    SEPTEMBER 30,
                                             1997            1998


                                               (In millions)
Cash and cash equivalents                $   106.1       $    320.8
Other current assets                         348.4            368.4
Noncurrent securities                         17.3             20.1
Investments in joint ventures                172.7            171.2
Other noncurrent assets                       42.5             36.8
Property and equipment                       411.2            380.0


                                         $ 1,098.2        $ 1,297.3



Current liabilities                      $   276.4       $    452.4
Long-term debt                               666.8            304.1
Deferred income taxes                        132.8            190.3
Accrued OPEB cost                             51.0             43.5
Environmental liabilities                    125.5             79.4
Other noncurrent liabilities                  67.7             80.7
Minority interest                               .3               .6
Stockholders' equity (deficit):
  Capital and retained earnings              (92.8)           272.5
  Accumulated other comprehensive loss      (129.5)          (126.2)





                                         $ 1,098.2        $ 1,297.3



                                             Nine months ended
                                               September 30,

                                             1997           1998

                                               (In millions)
Net cash provided (used) by:
  Operating activities:
      Before changes in assets and       $    21.3     $      101.6
liabilities
      Changes in assets and liabilities       49.5            (59.5)

                                              70.8             42.1
  Investing and financing activities,
net:
     Capital expenditures                    (22.2)           (12.7)
     Proceeds from sale of Rheox               -              435.1
     Other investing activities, net           7.6              7.0
     Net borrowings (repayments)            (173.7)          (140.4)
     Other financing activities, net         106.7           (109.3)


                                         $    (10.8)      $   221.8


Cash paid for:
  Interest, net of amounts capitalized   $     35.3       $    22.0
  Income taxes, net                            1.3             47.8

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities, in the 1998 period improved significantly from the comparable period in 1997 due to higher operating income. Changes in NL's inventories, receivables and payables (excluding the effect of currency translation) used cash in the first nine months of 1998 but provided cash in the first nine months of 1997 primarily due to reductions in inventory levels in the 1997 period and higher payments of income taxes in the 1998 period as a result of the gain on sale of Rheox.

     The sale of NL's specialty chemicals business in the first quarter of 1998 resulted in net proceeds of $380 million after current income taxes and other expenses. In the first nine months of 1998, NL used a portion of the net proceeds to repay certain indebtedness, as described below, and on October 15, 1998, used a portion of the net proceeds to redeem the remaining $119 million of 13% Senior Secured Discount Notes at the redemption price of 106% of the principal amount, in accordance with the terms of the Discount Notes indenture.

     During the first nine months of 1998, NL used a portion of the net proceeds to (i) prepay $118 million of the Rheox credit facility, (ii) prepay $42 million of Kronos' share of the LPC joint venture term loan, (iii) make $65 million of open-market purchases of NL's 13% Senior Secured Discount Notes at prices ranging from $101.25 to $105.19 per $100 of their principal amounts, and (iv) purchase $6 million of the Senior Secured Notes and $61 thousand of the Senior Secured Discount Notes at a price of $100 and $96.03 per $100 of their principal amounts, respectively, pursuant to a June 1998 pro rata tender offer to Note holders as required under the terms of the indenture.

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

     In order to complete the Tioxide Purchase, NL expects to borrow approximately $250 million in bank financing.

     At September 30, 1998 NL had cash and cash equivalents aggregating $321 million (14% held by non-U.S. subsidiaries), including restricted cash equivalents of $13 million. NL's subsidiaries had $91 million available for borrowing at September 30, 1998 under existing non-U.S. credit facilities.

     In the third quarter of 1998, NL paid a regular quarterly dividend of $.03 per share to shareholders aggregating $1.5 million. Dividends paid during the first nine months of 1998 totaled $3.1 million. In October 1998 NL's Board of Directors declared a regular quarterly dividend of $.03 per share to shareholders of record as of December 16, 1998 to be paid on December 30, 1998.

     In June 1998, as a result of the settlement of a shareholder derivative lawsuit on behalf of NL, Valhi transferred $14.4 million in cash to NL, and NL agreed to pay plaintiffs' attorneys' fees and expenses of $3.2 million.

     Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest. NL previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. In the third quarter of 1998, NL received a DM 14 million ($8.2 million when received) refund of 1990 German dividend withholding taxes. The German tax authorities were required to refund such amounts based on a recent German Supreme Court decision in favor of another taxpayer. The refund resulted in a reduction of the settlement amount from DM 44 million referred to above to DM 30 million for years through 1990. No further withholding tax refunds are expected.

     Certain other significant German tax contingencies aggregating an estimated DM 172 million ($102 million at September 30, 1998) through 1997 remain outstanding and are in litigation. Of these, one primary issue represents disputed amounts aggregating DM 160 million ($95 million at September 30, 1998) for years through 1997. NL has received tax assessments for a substantial portion of these amounts. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved. During 1997 a German tax court proceeding involving a tax issue substantially the same as this issue was decided in favor of the taxpayer. The German tax authorities have appealed that decision to the German Supreme Court. NL believes that a decision by the German Supreme Court will be rendered within a year and will likely determine the outcome of NL's primary dispute with the German tax authorities. Although NL believes that it will ultimately prevail in this matter, NL has granted a DM 94 million ($56 million at September 30, 1998) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million ($3 million at September 30, 1998) lien in favor of the German federal tax authorities. If NL does not prevail, these contingencies will increase NL's tax liability for 1990 and each year thereafter, and NL would seek to negotiate payment over a period of time.

     In addition, during 1997 NL reached an agreement with the German tax authorities regarding certain other issues not in litigation for the years 1991 through 1994, and agreed to pay additional tax deficiencies of DM 9 million ($5 million at September 30, 1998), most of which was paid in the third quarter of 1998.

     During 1997 NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at September 30, 1998) relating to 1994. NL has appealed this assessment and has begun litigation proceedings. Although NL believes that it will ultimately prevail, NL has granted a lien for the full amount of the tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

     No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has adequate accruals ($128 million at September 30, 1998) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     NL is in the process of evaluating and upgrading its computer systems (both information technology ("IT") systems and non-IT systems involving embedded chip technology) and software applications (collectively referred to as "systems") to ensure that the systems function properly beginning January 1, 2000. To achieve its year 2000 compliance plan, NL is utilizing internal and external resources to identify, correct or reprogram, and test its systems.

     NL has conducted an inventory of its IT systems worldwide and is currently testing the systems and applications that have been corrected or reprogrammed for year 2000 compliance. NL has completed a preliminary inventory of its non-IT systems and is in the process of validating the inventory and correcting or replacing date-deficient systems. NL uses a number of packaged software products that have been upgraded to a year 2000 compliant version in the normal course of business. Excluding the cost of these software upgrades, NL's cost of becoming year 2000 compliant is expected to be approximately $2 million, of which about one-third has been spent through September 1998. NL expects its major IT systems to be year 2000 compliant by March 1999, and expects its non-IT systems to be year 2000 compliant by September 1999.

     As part of its year 2000 compliance plan, NL has requested confirmations from its major domestic and foreign software vendors, hardware vendors and primary suppliers, that they are developing and implementing plans to become, or are, year 2000 compliant. Confirmations received to date from NL's software vendors, hardware vendors and primary suppliers indicate that generally they are in the process of implementing remediation plans to ensure that their systems are compliant by December 31, 1999. The major software vendors used by NL have already delivered year 2000 compliant software. NL plans to request confirmations from its major customers that they are developing or implementing plans to become year-2000 compliant.

     NL is developing a contingency plan to address potential year 2000 related business interruptions that may occur on January 1, 2000, or thereafter. This plan is expected to be completed in the second quarter of 1999.

     Although NL expects its systems to be year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the year 2000 compliance programs of its vendors, suppliers, and customers. NL also cannot predict whether its major software vendors, who continue to test for year 2000 compliance, will find additional problems that would result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, NL cannot predict the impact on its financial condition or results of noncompliant year 2000 systems that NL directly or indirectly relies upon. Should NL's year 2000 compliance plan not be successful or be delayed beyond January 2000, the consequences to NL could be far-reaching and material, including an inability to produce TiO2 at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include plant malfunction, impeded communications or power supplies, or slower transaction processing and financial reporting.

     Beginning January 1, 1999, eleven of the fifteen members of the European Union ("EU"), including Germany, Belgium, the Netherlands and France, have agreed to adopt a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies will remain legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currency units will be fixed.

     NL conducts substantial operations in Europe. The functional currency of NL's German, Belgian, Dutch and French operations will convert to the euro from their respective national currencies over a two-year period beginning in 1999. The euro conversion may impact NL's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations.

     NL has a significant amount of outstanding DM-denominated indebtedness and such debt will become euro-denominated effective January 1, 1999. Modifications of information systems to handle euro-denominated transactions will be required, although the modifications are not expected to be extensive.

     NL has begun to assess and evaluate the expected impact of the euro conversion on its business. Such evaluations are still in process but are expected to be concluded by the end of 1998. NL expects to spend and charge to expense less than $1 million in evaluation and conversion costs. Because of the inherent uncertainty of the ultimate affect of the euro conversion, NL cannot accurately predict the impact on its results of operations, financial condition or liquidity.

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

     Information called for by this item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 - "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, attached hereto as Exhibit 99.1.

     Information called for by this item regarding TIMET's legal proceedings is incorporated herein by reference to Part II, Item 1 - "Legal Proceedings" of TIMET's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, attached hereto as Exhibit 99.2

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

10.1 Intercorporate Services Agreement between Titanium Metals Corporation and Tremont Corporation effective as of January 1, 1998 incorporated by reference to
         Exhibit 10.1 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by Titanium Metals Corporation (File No. 0-28538).

10.2 Intercorporate Services Agreement between Titanium Metals Corporation and NL Industries, Inc. effective as of January 1, 1998 incorporated by reference to
         Exhibit 10.2 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by Titanium Metals Corporation (File No. 0-28538).

10.3* Form of Loan and Pledge Agreement by and between Titanium Metals Corporation and individual TIMET executives under the Corporation's Executive Stock Ownership Loan Program incorporated by reference to
         Exhibit 10.3* of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by Titanium Metals Corporation (File No. 0-28538).

10.4 Amendment to Investment Agreement, dated October 28, 1998, among Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation incorporated by reference to Exhibit 10.4 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by Titanium Metals Corporation (File No. 0-28538).

10.5     Registration Rights Agreements, dated October 28,
         1998, between TIMET Finance Management Company and

         Special Metals Corporation incorporated by reference to Exhibit 10.5 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by Titanium Metals Corporation (File No. 0-28538).

10.6     Intercorporate Services Agreement between Contran
         Corporation and Tremont Corporation effective as of January 1, 1998.

10.7 1998 Framework Agreement between ICI and NL Industries, Inc. dated July 24, 1998 incorporated by reference to Exhibit 10.1 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by NL Industries, Inc. (File No. 1-640).

10.8     July 24, 1998 Agreement between ICI and NL
         Industries, Inc. incorporated by reference to
         Exhibit 10.2 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by NL
         Industries, Inc. (File No. 1-640).

10.9 Form of Hivedown Agreement to be entered into between Tioxide Europe Limited and Newco incorporated by reference to Exhibit 10.3 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by NL Industries, Inc. (File No. 1-640).

10.10 Form of Share Sale and Purchase Agreement of Newco to be entered into between Tioxide Europe Limited and NL Industries, Inc. incorporated by reference to
         Exhibit 10.4 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by NL Industries, Inc. (File No. 1-640).

10.11 Form of Product Exchange Agreement to be entered into between Newco and Tioxide Europe Limited incorporated by reference to Exhibit 10.5 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by NL Industries, Inc. (File No. 1-640).

10.12 Form of Share Sale and Purchase Agreement of Tioxide Americas Inc. to be entered into between ICI American Holdings Inc. and NL Industries, Inc. incorporated by reference to Exhibit 10.6 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by NL Industries, Inc. (File No. 1-640).

10.13 Form of Share Sale and Purchase Agreement of Tioxide Canada Inc. to be entered into between Tioxide Group Limited and ICI Omicron B.V. and NL Industries, Inc. incorporated by reference to Exhibit 10.7 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by NL Industries, Inc. (File No. 1-640).

10.14 Form of Americas Liability Agreement to be entered into between ICI and NL Industries, Inc. incorporated by reference to Exhibit 10.8 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by NL Industries, Inc. (File No. 1-640).

10.15    Intercorporate Services Agreement by and between
         Contran Corporation and NL Industries, Inc.
         effective as of January 1, 1998 incorporated by reference to Exhibit 10.9 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by NL Industries, Inc. (File No. 1-640).

10.16 Intercorporate Services agreement by and between Valhi, Inc. and NL Industries, Inc. effective as of January 1, 1998 incorporated by reference to Exhibit
         10.10 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by NL Industries, Inc. (File No. 1-640).

10.17 Intercorporate Services Agreement by and between Tremont Corporation and NL Industries, Inc. effective as of January 1, 1998 incorporated by reference to Exhibit 10.11 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by NL Industries, Inc. (File No. 1-640).

10.18 Intercorporate Services Agreement by and between CompX International Inc. and NL Industries, Inc. effective as of January 1, 1998 incorporated by reference to Exhibit 10.13 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by NL Industries, Inc. (File No. 1-640).

10.19    Certificate of Designations for the Special Metals
         Corporation Series A Preferred Stock, filed on
         October 28, 1998, with the Secretary of State of

         Delaware incorporated by reference to Exhibit 4.5 of a Current Report on Form 8-K dated October 28, 1998 filed by Special Metals Corporation (File No. 000-
         22029).

27.1     Financial Data Schedule for the quarter ended
         September 30, 1998.

99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by NL
         Industries, Inc. (File No. 1-640).

99.2 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by Titanium Metals Corporation (File No. 0-28538).

*Management contract, compensatory plan or arrangement.

     (b) Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 1998 and the month of October 1998:

        July 23, 1998         -    Reported Items 5 and 7.
        October 20, 1998      -    Reported Items 5 and 7.
        October 22, 1998      -    Reported Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TREMONT CORPORATION

                                          (Registrant)




Date: November 12, 1998      By  /s/ J. Thomas Montgomery, Jr.


                                 J. Thomas Montgomery, Jr.
                                 Vice President - Controller and
                                 Treasurer
                                 (Principal Finance and
                                 Accounting Officer)