Form 10-K
period 1998-12-31
TREMONT CORPORATION
filed 1999-03-26
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1998
                                       OR
   TRANSITION   REPORT   PURSUANT   TO   SECTION  13  OR  15(d)  OF  THE
   SECURITIES    EXCHANGE ACT OF 1934
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

As of March 1, 1999, 6,385,058 shares of common stock were outstanding. The aggregate market value of the 3.0 million shares of voting stock held by nonaffiliates of Tremont Corporation as of such date approximated $74 million.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

     The statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found (i) in Item 1
- Business, including those under the captions "Unconsolidated Affiliate - TIMET" and "Unconsolidated Affiliate - NL", (ii) in Item 3 - Legal Proceedings, and (iii) in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results.
Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including those in the portions referenced above, and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of TIMET's and NL's businesses, TIMET's dependence on the aerospace industry, the sensitivity of TIMET's and NL's businesses to global industry capacity, global economic conditions, changes in product pricing, the impact of TIMET's long-term contracts with customers on its ability to raise prices and of its long-term contracts with vendors on its ability to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services, and the possibilities of disruptions of normal business activities from "Year 2000" issues. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                                     PART I

ITEM 1:   BUSINESS

GENERAL:

     Tremont Corporation, headquartered in Denver, Colorado, is a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. ("NL") and other joint ventures through 75%-owned TRECO L.L.C. At December 31, 1998, Valhi, Inc. and Tremont, each affiliates of Contran Corporation, held approximately 58% and 20%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. Tremont may be deemed to control TIMET. At December 31, 1998, Contran and its subsidiaries held approximately 92% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 53% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET. Tremont and its consolidated subsidiaries are referred to herein collectively as the "Company." Operating segment information included in Note 3 to the Consolidated Financial Statements is incorporated herein by reference.

     During 1998, Tremont (i) purchased additional shares of NL common stock, increasing its ownership from 18% to 20%, and (ii) purchased additional shares of TIMET common stock, increasing its ownership percentage from 30% to 33%. In February 1999, Tremont exercised an option to purchase an additional 2 million shares of TIMET stock from IMI plc, increasing its ownership to 39%. See Note 4 to the Consolidated Financial Statements.

UNCONSOLIDATED AFFILIATE - TIMET:

     TIMET files periodic reports with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The following information with respect to TIMET (Commission file number 0-28538) has been summarized from such reports which contain more detailed information concerning the business, results of operations and financial condition of TIMET.

~    General.~~~TIMET is one of the world's leading integrated producers of titanium sponge, ingot, slab and mill products and has the largest sales volume worldwide. TIMET is the only integrated producer with major manufacturing facilities in both the United States and Europe, the world's principal markets for titanium. TIMET estimates that in 1998 it accounted for approximately 27% of worldwide industry shipments of mill products and approximately 12% of world sponge production.

     Titanium was first manufactured for commercial use in the 1950s.
Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately half of industry mill product shipments in 1998, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in diverse new and emerging uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities, military armor and automotive uses.

     TIMET's products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip), extrusions and wire.
TIMET believes it is among the lowest cost producers of titanium sponge and melt products due in part to its economies of scale, manufacturing expertise and investment in technology. The titanium industry is comprised of several manufacturers which, like TIMET, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products. TIMET believes that at least 90% of the world's titanium sponge is produced by six companies.

     TIMET intends to continue its focus on the following goals and objectives to change the traditional way business is conducted:

     . Maximize the long-term value of its core aerospace business by focusing on its basic strengths of sponge production, melting and forging of various shapes of titanium products, and by entering into strategic agreements with major titanium users to help mitigate the cyclicality of TIMET's aerospace business.

     . Invest in strategic alliances, including joint ventures, acquisitions and entrepreneurial arrangements, as well as new markets, applications and products, to help reduce traditional dependence on the aerospace sector.

     . Invest in technology, capacity and innovative projects aimed at reducing costs and enhancing productivity, quality, customer service and production capabilities.

     . Stabilize the cost and supply of raw materials.

     . Maintain a strong balance sheet.

     ~Outlook~for~1999.~~~The business environment in which TIMET finds itself in 1999 is substantially different from the 1996-1998 market for titanium metal. Throughout 1996, 1997 and much of 1998, TIMET was producing titanium ingot and mill products for aerospace customers in contemplation of continuing record jet aircraft build rates that were expected to last through at least 2001. During the second half of 1998 it became evident that the anticipated record rates of aircraft production would not be reached, and that a decline in overall production rates would begin earlier than forecast, particularly in titanium-intensive widebody planes. As aerospace customers continue to reduce inventories during 1999 and adjust to decreases in overall production rates, TIMET faces a decrease in demand from 1997-98 levels.

     Adding to the challenges in the aerospace sector, industrial demand for titanium has also declined due to the weakness in Asian and other economies. This has led to significant declines in volume and pricing. These declines in TIMET's key markets occurred earlier than had been anticipated and at a time when TIMET was in the midst of a large capital expenditure program to modernize operations and to provide lower-cost, more efficient capacity to meet peak demand for its products. TIMET was also in the process of installing enterprise-wide systems and software in order to standardize systems and information, improve efficiencies, reduce costs and also to help make its systems "Year 2000" ("Y2K") ready.

     Assuming demand remains at currently expected levels and does not decrease or increase significantly in 1999, TIMET currently expects net losses in at least the first two quarters and a return to modest profitability in the third or fourth quarter. In both the aerospace and industrial sectors, reduced demand and lower prices (including prices under new long-term contracts referred to below) will cause lower sales and gross profit margins.

     On the expense side, TIMET's costs related to the new enterprise-wide system and Y2K readiness program will continue to run at high levels throughout 1999. At the same time, the benefits of the new system will likely be modest in 1999, particularly with the reduction in capacity utilization.

     In the fourth quarter of 1998, TIMET began implementing a plan of action designed to address current market conditions without abandoning key elements of its long-term strategy, which it believes remain sound. The action plan entails the following:

 . TIMET has permanently closed manufacturing facilities in Verdi, NV, Milbury, MA and Pomona, CA. TIMET has also temporarily or permanently closed parts of facilities in Henderson, NV, Morgantown, PA and Witton, England.

 . TIMET has planned workforce reductions of approximately 600 people in the United States and Europe. These reductions represent over 20% of its mid-1998 worldwide workforce and have occurred at all levels within TIMET. Approximately two-thirds of the reductions have been implemented as of February 1999.

 . TIMET has merged all of its North American manufacturing operations into one operating unit to reduce costs and, at the same time, improve customer service.

 . Reductions in plant overhead costs as well as in selling and administrative costs have been targeted.

 . Supply contracts with key vendors have been renegotiated in order to reduce volumes and, to some extent, prices.

 . Capital expenditures will be substantially cut back with exceptions of expenditures for environmental and safety purposes and funds needed to complete carryover projects begun in 1998, including the capital needed to complete implementation of TIMET's business enterprise-wide software system. Total capital expenditures are expected to be less than $40 million in 1999, compared to an aggregate of approximately $180 million in 1997 and 1998. For the year 2000, capital expenditures should decline further.

 . Plans are already in place to reduce working capital, especially inventory and receivables, and TIMET believes it will see the benefits of this program beginning in the first quarter of 1999.

 . TIMET has also obtained the agreement of Nippon Mining & Metals Co., Ltd. and
  Mitsui & Co., Ltd. to defer indefinitely TIMET's plan to purchase approximately 5% of the outstanding stock of Toho Titanium Company, Ltd. from Nippon Mining & Metals and Mitsui at a purchase price of approximately $13 million. TIMET plans to proceed with the other elements of the previously announced strategic alliance between Toho and TIMET, including study of the possible formation of a titanium hearth melting joint venture in Japan and an anticipated long-term agreement for the purchase of certain grades of titanium sponge by TIMET from Toho.

     In addition to its short-term plan of actions as described above, TIMET has long-term agreements with certain major aerospace customers, including The Boeing Company, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company. These agreements provide for (i) minimum market shares of the customers' titanium requirements (generally at least 70%) for extended periods (nine to ten years) and (ii) fixed or formula-determined prices generally for at least the first five years. These contracts are structured to provide incentives to both parties to lower TIMET's costs and share in the savings. These contracts and others represent the core of TIMET's long-term aerospace strategy and in 1999 and beyond are anticipated to account for more than 60% of aerospace revenues. These agreements should limit pricing volatility (both up and down), for the long term benefit of both parties, while providing TIMET with a solid base of aerospace volume.

     As a complement to the long-term agreements entered into with TIMET's key customers, TIMET has also entered into agreements with certain key suppliers that were intended to assure anticipated raw material needs to satisfy production requirements for TIMET's key customers. When the order flow did not meet expectations in 1998, TIMET sought to restructure the terms of certain agreements. TIMET is continuing to work with suppliers and believes that the contracts can be amended or terminated without any material adverse effect to TIMET.

     With the new enterprise-wide information system in place, and the assured minimum volume shares and prices of the aerospace contracts referred to above, TIMET can focus on cost reduction programs to increase TIMET's profitability to acceptable levels.

~    TIMET~acquisitions~and~capital~transactions~during~the~past~three~years.~At the beginning of 1996, TIMET was 75%-owned by Tremont and its operations were conducted primarily in the United States. During 1996, TIMET expanded both geographically and operationally as a result of the acquisition of the titanium business of IMI plc (the "IMI Titanium Acquisition") for stock, the acquisition of certain assets from Axel Johnson Metals, Inc. ("the "AJM Acquisition") for cash and certain smaller acquisitions in Europe for cash.

     TIMET also significantly improved its liquidity and capital structure during 1996 through its initial public offering of common stock and the issuance of company-obligated manditorily redeemable preferred securities (the "Convertible Preferred Securities") through a subsidiary trust, TIMET Capital Trust I.

     The IMI Titanium Acquisition and TIMET's IPO together reduced Tremont's ownership to 30% in 1996.

     During 1997, TIMET entered into a welded tube joint venture ("ValTimet") and in 1998 a castings joint venture ("Wyman-Gordon Titanium Castings"), both intended to combine best manufacturing practices and market coverage in these smaller markets. In 1998, TIMET acquired Loterios S.p.A. to increase market share in industrial markets, particularly oil and gas, and provide increased geographic sales coverage in Europe.

     TIMET's strategy for investing in new markets and uses for titanium also includes investing in emerging businesses. In this regard, during 1997 TIMET acquired equity interests in Ti.Pro, LLC, Titanium Memory Systems, Inc. ("TMS") and TiComp, Inc. Ti.Pro's focus is on developing the market for titanium in automobile racing and other specialty vehicle applications. TMS is continuing its development and production of a titanium substrate for use in computer hard disk drives. TiComp is working on the development and production of layered titanium and composite materials for a variety of potential applications.

     ~Recent~Titanium~Industry~Conditions.~The titanium industry historically has derived the majority of its business from the aerospace industry. The cyclical nature of the aerospace industry has been the principal cause of the historical fluctuations in performance of titanium companies, which had cyclical peaks in mill products shipments in 1980, 1989 and 1997 and cyclical lows in 1983 and 1991. During the 1996-1998 period, TIMET reported aggregate net income of $176 million, which substantially more than offset the aggregate net losses of $93 million it reported during the difficult 1991-1995 period.

     Worldwide industry mill product shipments of approximately 60,000 metric tons in 1997 were 65% above 1994 levels. In 1998, industry mill product shipments declined approximately 10%, to approximately 54,000 metric tons, with a further 15% decline, to approximately 46,000 metric tons, expected in 1999.

TIMET believes that the reduction in demand for aerospace products is attributable to a decline in the number of aircraft forecast to be produced, particularly in titanium-intensive wide body planes, compounded by reductions in inventories as customers adjust to the decreases in overall production rates. Industrial demand for titanium has also declined due to weakness in Asian and other economies.

     Aerospace demand for titanium products, which includes both jet engine components such as rotor blades, discs, rings and engine cases, and air frame components, such as bulkheads, tail sections, landing gear and wing supports, can be broken down into commercial and military sectors. Industry shipments to the commercial aerospace sector in 1998 accounted for approximately 80% of total aerospace demand (40% of total titanium demand).

     According to~The~Airline~Monitor~, a leading aerospace publication, the commercial airline industry reported operating income of over $11 billion (estimated) in 1998, compared to $16 billion in 1997 and $12 billion in 1996. TIMET understands commercial aircraft deliveries are expected to peak in 1999. Current expected deliveries for 2000 and 2001, while below the record levels of 1998 and 1999, are still high by historical standards, and the current generations of airplanes use substantially more titanium than their predecessors. TIMET can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will result in demand for titanium products.

     Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has expanded substantially. Existing industrial uses for titanium include chemical plants, industrial power plants, desalination plants, and pollution control equipment. Titanium is also experiencing increased customer demand in new and emerging uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities, military armor and automotive uses. Several of these emerging applications represent potential growth opportunities that TIMET believes may reduce the industry's historical dependence on the aerospace market.

~    Products~and~Operations.~ TIMET is a vertically integrated titanium producer whose products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and rolled products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip) and extrusions. In 1998, approximately 97% of TIMET's sales were generated by TIMET's integrated titanium operations (its "Titanium melted and mill products" segment). The titanium product chain is described below.

     Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in sponge production involves the chlorination of titanium-containing rutile ores, derived from beach sand, with chlorine and coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. TIMET's titanium sponge production capacity in Henderson, NV, incorporates vacuum distillation process ("VDP") technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining vacuum in the chamber. The combination of heat and vacuum boils the residues from the reactor mass into the condensing vessel. The titanium mass is then mechanically pushed out of the original reactor, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled.

     Titanium ingots and slabs are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingots and up to 16 metric tons in the case of slabs. Each is formed by melting titanium sponge or scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of milling and machining operations, and significant quantities of scrap are generated in the production process for most finished titanium products. The melting process for ingots and slabs is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and meet customer specifications. Ingots and slabs are both sold to customers and further processed into mill products.

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

     During the production process and following the completion of products, TIMET performs extensive testing on its products, including sponge, ingot and mill products. Testing may involve chemical analysis, mechanical testing and ultrasonic and x-ray testing. The inspection process is critical to ensuring that TIMET's products meet the high quality requirements of customers, particularly in aerospace components production.

     TIMET is dependent upon the services of outside processors to perform important processing functions with respect to certain of its products. In particular, TIMET currently relies upon a single processor to perform certain rolling steps with respect to some of its plate, sheet and strip products, and upon a single processor to perform certain finishing and conditioning steps with respect to its slab products. Although TIMET believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on TIMET's business, results of operations, financial condition and cash flows in the short term. TIMET is exploring ways to lessen its dependence on any individual processor.

~    Raw~Materials.~The principal raw materials used in the production of titanium mill products are titanium sponge, titanium scrap and alloying materials. TIMET processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge.

     While TIMET is one of six major worldwide producers of titanium sponge, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a portion of its sponge needs. TIMET expects to provide approximately 45% of its 1999 sponge needs from suppliers in Japan and the former Soviet Union ("FSU").

     TIMET has a long-term agreement, concluded in 1997, for the purchase of titanium sponge produced in Kazakhstan to support demand for both aerospace and non-aerospace applications. This sponge purchase agreement is for ten years, with firm pricing for the first five years (subject to certain possible adjustments). This contract provides for annual purchases by TIMET of 6,000 to 10,000 metric tons. The parties have agreed in principle to a reduced minimum for 1999, and TIMET currently expects to do the same for 2000. TIMET also has agreed in principle to purchase on a long-term basis premium quality sponge produced in Japan primarily to support production of material for critical rotating jet engine applications.

     The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Titanium-containing rutile ore is currently available from a number of suppliers around the world, principally located in Australia, Africa (South Africa and Sierra Leone), India and the United States. A majority of TIMET's supply of rutile ore is currently purchased from Australian suppliers. TIMET believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its raw material supplies, although political or economic instability in the countries from which TIMET purchases its raw materials could materially and adversely affect availability. In addition, although TIMET believes that the availability of rutile ore is adequate in the near-term, there can be no assurance that TIMET will not experience interruptions. Chlorine is currently obtained from a single source near TIMET's plant, but alternative suppliers are available. Magnesium and petroleum coke are generally available from a number of suppliers.

     Various alloying elements used in the production of titanium ingot are available from a number of suppliers. TIMET has agreed in principle to enter into long-term agreements with certain suppliers for a substantial portion of its alloy requirements at fixed and/or formula-determined prices.

     ~TIMET~Facilities.~In addition to its U.S. sponge capacity discussed below, TIMET's 1999 worldwide melting capacity aggregates approximately 48,000 metric tons (26% of world capacity), and its mill products capacity aggregates approximately 20,000 metric tons (16% of world capacity). Approximately 63% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting ("EB") furnaces, 35% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting ("VIM") furnace. During much of the past three years, TIMET operated its major production facilities at high levels of practical capacity. Production levels and capacity utilization in 1999 will be lower than in 1998.

     TIMET's VDP sponge facility in Henderson, NV is expected to operate at approximately 60% of its annual practical capacity of 9,100 metric tons during 1999, down from approximately 85% in 1998. VDP sponge is used principally as a raw material for TIMET's ingot melting facilities in the U.S., with some 1999 VDP production expected to be used in Europe. Due to changing market conditions for certain grades of sponge, TIMET reopened its original Kroll-leach process sponge plant in Nevada in 1996 and is temporarily idling this facility at the end of March 1999. TIMET's raw materials processing facilities in Morgantown, PA primarily process scrap used as melting feedstock, either in combination with sponge or separately.

     TIMET's U.S. melting facilities in Henderson, NV, Morgantown, PA and Vallejo, CA produce ingots and slabs both sold to customers and used as feedstock for its mill products operations. These melting facilities are expected to operate at approximately 60% of aggregate capacity in 1999, with certain production facilities temporarily idled.

     Titanium mill products are produced in the U.S. principally at a forging and rolling facility in Toronto, OH, which receives titanium ingots and slabs from TIMET's U.S. melting facilities and titanium slabs and hot bands purchased from outside vendors.

     TIMET UK's melting facility in Witton, England produces VAR ingots sold to customers and used as raw material feedstock for its forging operations, also in Witton. The forging operation principally process the ingots into billet product for sale to customers and for further processing into bar and plate at TIMET's facility in Waunarlwydd, Wales. U.K. melting and mill products production in 1999 is expected to be approximately 70% and 65%, respectively, of capacity.

     Capacity of 70%-owned TIMET Savoie in Ugine, France is provided under a long-term contract with Compagnie Europeenne du Zirconium - CEZUS, S.A.

("CEZUS"), which is the minority partner in TIMET Savoie. Such capacity is, to a certain extent, dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that contractually required to be provided. During 1999, TIMET Savoie expects to operate at approximately 95% of the maximum capacity required to be provided by CEZUS.

     Sponge for melting requirements in both the U.K. and France is purchased principally from suppliers in Japan and Kazakhstan, with a portion of 1999 U.K. requirements expected to be provided by TIMET's Henderson, NV VDP plant.

     ~Distribution.~TIMET sells its products through its own sales force based in the U.S. and Europe, and through independent agents worldwide. TIMET's marketing and distribution system also includes nine TIMET-owned service centers (five in the U.S. and four in Europe), which sell TIMET's products on a just-in-time basis.

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

~    Markets~and~Customer~Base.~ About 52% of TIMET's 1998 sales were to customers within North America, with about 40% to European customers and the balance to other regions. No single customer represents more than 10% of TIMET's direct sales. However, in 1998, about 75% of TIMET's mill product shipments sales were used by TIMET's customers to produce parts and other materials for the aerospace industry. TIMET expects that while a majority of its 1999 sales will be to the aerospace sector, other markets will continue to represent a significant portion of sales.

     The commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial aircraft (Boeing Commercial Airplane Group and the Airbus consortium) and four major manufacturers of aircraft engines (Rolls-Royce, Pratt & Whitney (a unit of United Technologies Corporation), General Electric and SNECMA). TIMET's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use TIMET's titanium to produce parts and other materials for such manufacturers.
If any of the major aerospace manufacturers were to significantly reduce build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on TIMET.

     TIMET's order backlog was approximately $350 million at December 31, 1998, compared to $530 million at December 31, 1997. Approximately 95% of the 1998 year end backlog is expected to be delivered during 1999. Although TIMET believes that the backlog is a reliable indicator of near-term business activity, conditions in the aerospace industry could change and result in future cancellations or deferrals of existing aircraft orders and materially and adversely affect TIMET's existing backlog, orders, and future financial condition and operating results.

     As of December 31, 1998, the estimated firm order backlog for Boeing and Airbus, as reported by~The~Airline~Monitor~, was 3,224 planes versus 2,753 planes at the end of 1997 and 2,370 planes at the end of 1996. The newer wide body planes, such as the Boeing 777 and the Airbus A-330 and A-340, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines, but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year end 1998 was 820 (25% of total backlog) compared to 840 (30%) at the end of 1997.

     Through various strategic relationships, TIMET seeks to gain access to unique process technologies for the manufacture of its products and to expand existing markets and create and develop new markets for titanium. TIMET has explored and will continue to explore strategic arrangements in the areas of product development, production and distribution. TIMET also will continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities.
~
     Competition.~The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, Europe, the FSU and China. TIMET is one of four integrated producers in the world (with "integrated producers" being considered as those that produce at least both sponge and ingot). There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot. TIMET believes that most producers will generally operate at lower capacity levels in 1999 than in 1998, increasing price competition.

     TIMET's principal competitors in aerospace markets are Allegheny Teledyne Inc., RTI International Metals, Inc. (formerly RMI Titanium Company) and Verkhanya Salda Metallurgical Production Organization ("VSMPO"). These companies, along with the Japanese producers and other companies, are also principal competitors in industrial markets. TIMET competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

     In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates, tariffs and, with respect to Japan and the

FSU, existing and prior duties (including antidumping duties). However, imports of titanium sponge, scrap, and mill products, principally from the FSU, have increased in recent years and have had a significant competitive impact on the U.S. titanium industry. To the extent TIMET has been able to take advantage of this situation by purchasing such sponge, scrap or intermediate mill products from such countries for use in its own operations during recent years, the negative effect of these imports on TIMET has been somewhat mitigated.

     Generally, imports into the U.S. of titanium products from countries designated by the U.S. Government as "most favored nations" are subject to a 15% tariff (45% for other countries). Titanium products for tariff purposes are broadly classified as either wrought or unwrought. Wrought products include bar, sheet, strip, plate and tubing. Unwrought products include sponge, ingot, slab and billet. Starting in 1993, imports of titanium wrought products from Russia were exempted from this duty under the "generalized system of preferences" or "GSP" program designed to aid developing economies. In recent years, the GSP program has been subject to annual review and renewal and is currently scheduled to expire in the second quarter of 1999.

     In 1997, GSP benefits to these Russian products were suspended when the level of Russian wrought products imports reached 50% of all imports of titanium wrought products. A petition was filed in 1997 to restore duty-free status to these products, and that petition was granted in June 1998. In addition, a petition was also filed to bring unwrought products under the GSP program, which would allow such products from the countries of the FSU (notably Russia and, in the case of sponge, Kazakhstan and Ukraine) to be imported into the U.S. without the payment of regular duties. This petition concerning unwrought products has not been acted upon pending further investigation of the merits of such a change.

     In addition to regular duties, titanium sponge imported from countries of the FSU (Russia, Kazakhstan and Ukraine) has for many years been subject to substantial antidumping penalties. In addition, titanium sponge imports from Japan were subject to a standing antidumping order, but no penalties had been attached in recent years. In 1998, the International Trade Commission ("ITC") revoked all outstanding antidumping orders on titanium sponge based upon a determination that changed circumstances in the industry did not warrant continuation of the orders. TIMET has appealed that decision, with first hearings expected in the second quarter of 1999. Pending the appeal, the orders remain revoked.

     Further reductions in, or the complete elimination of, all or any of these tariffs could lead to increased imports of foreign sponge, ingot, and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus the business, financial condition, results of operations and cash flows of TIMET. However, TIMET has, in recent years, been one of the largest importers of foreign titanium sponge and mill products into the U.S. To the extent TIMET remains a substantial purchaser of these products, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially ameliorated by the decreased cost to TIMET for these products to the extent it currently bears the cost of the import duties.

     Producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be modified without substantial expenditures to produce titanium products. TIMET believes, however, that entry as a producer of titanium sponge would require a significant capital investment and substantial technical expertise. Titanium mill products also compete with stainless steels, nickel alloys, steel, plastics, aluminum and composites in many applications.

     ~Research~and~Development.~TIMET's research and development activities are directed toward improving process technology, developing new alloys, enhancing the performance of TIMET's products in current applications, and searching for new uses of titanium products. For example, one of TIMET's proprietary alloys, TIMETAL(R)21S, has been specified for a number of aerospace applications, including the Boeing 777. Additionally, TIMETAL LCB, a low-cost beta alloy, is being tested for new non-aerospace applications, and TIMETAL 15-3 has been introduced into the sporting goods markets. TIMET conducts the majority of its research and development activities at its Henderson, NV laboratory, which TIMET believes is one of the largest titanium research and development centers in the world. Additional research and development activities are performed at the Witton, England facility.

~    Patents~and~Trademarks.~TIMET holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology. TIMET continually seeks patent protection with respect to its technical base and has occasionally entered into cross-licensing arrangements with third parties. However, most of the titanium alloys and manufacturing technology used by TIMET do not benefit from patent or other intellectual property protection. TIMET believes that the trademarks TIMET(R) and TIMETAL, which are protected by registration in the U.S. and other countries, are significant to its business.
~
~    ~Employees.~                  As of December 31, 1998, TIMET employed
approximately 2,550 persons (1,650 in the U.S. and 900 in Europe), down approximately 16% from a total of 3,025 at the end of 1997. During 1999, TIMET expects to reduce employment by an additional 300 persons, the vast majority of which reduction should occur during the first quarter.

     TIMET's production and maintenance workers in Henderson, NV and its production, maintenance, clerical and technical workers in Toronto, OH are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2000 and June 2002, respectively. Employees at TIMET's other U.S. facilities are not covered by collective bargaining agreements.

     Over 80% of the salaried and hourly employees at TIMET's European facilities are members of various European labor unions, generally under annual agreements, certain of which are still under negotiation for 1999.

     The USWA engaged in a nine month work stoppage at TIMET's Henderson facility in 1993 - 1994 and in a three month stoppage at the Toronto facility in 1994. While TIMET currently has long-term contracts with the USWA and considers its employee relations to be satisfactory, it is possible that there could be future work stoppages that could materially and adversely affect TIMET's business, financial condition, results of operations or cash flows.
~
     Regulatory~and~Environmental~Matters.~TIMET's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include, among others, the Federal Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. TIMET uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at TIMET's Henderson, NV facility, TIMET uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. TIMET has used such substances throughout the history of its operations. As a result, risk of environmental damage is inherent in TIMET's operations. TIMET's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to TIMET's business, results of operations, financial condition or cash flows.

     TIMET's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws are generally less stringent than U.S. laws and which have not had, and are not presently expected to have, a material adverse effect on TIMET. There can be no assurance that such foreign laws will not become more stringent.

     TIMET believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker safety laws. TIMET's policy is to continually strive to improve environmental, health and safety performance. From time to time, TIMET may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties, but to date no material penalties have been incurred. TIMET incurred capital expenditures for health, safety and environmental protection and compliance of approximately $4 million in each of 1997 and 1998, and its capital budget provides for approximately $6 million of such expenditures in 1999. However, the imposition of more strict standards or requirements under environmental laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters. See Note 11 to the Consolidated Financial Statements - "Commitments and Contingencies - Environmental Matters," which information is incorporated herein by reference.

UNCONSOLIDATED AFFILIATE - NL:

     NL files periodic reports with the Commission pursuant to the Exchange Act, as amended. The following information with respect to NL (Commission file number 1-640) has been summarized from such reports, which contain more detailed information concerning the business, results of operations and financial condition of NL.
     ~
     ~G~eneral~. NL conducts its continuing operations through its principal wholly-owned subsidiary, Kronos, Inc. In January 1998, the specialty chemicals business of Rheox, Inc., a wholly-owned subsidiary of NL, was sold for $465 million to Elementis plc, including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. See "Rheox
- discontinued operations" for related discussion.

     Kronos is the world's fourth largest producer of titanium dioxide pigments ("TiO2") with an estimated 11% share of worldwide TiO2 sales volume in 1998. Approximately one-half of Kronos' 1998 sales volume was in Europe, where Kronos is the second largest producer of TiO2.

     NL's objective is to maximize total shareholder returns by focusing on (i) acquiring additional TiO2 production capacity, (ii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity and efficiency, (iii) controlling costs, (iv) enhancing its capital structure and
(v) considering mergers or acquisitions within the chemical industry.

     ~TiO2~products~and~operations~. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. NL's average TiO2 selling prices increased during the first three quarters of 1998, continuing the upturn in prices that began in the second quarter of 1997. Industry-wide demand for TiO2 declined in 1998, with second-half 1998 demand lower than first-half 1998 demand. Kronos' 1998 sales volume decreased 4% from its record sales volume in 1997 reflecting lower sales volume in Asia and Latin America. Kronos' European sales volume in the second half of 1998 was lower than the first half of 1998. NL expects industry demand in 1999 will be relatively unchanged from 1998, but this will depend upon global economic conditions. Prices in the fourth quarter of 1998 were even with prices in the third quarter of 1998 and the outlook for prices in 1999 is uncertain.

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

     Kronos has an estimated 18% share of European TiO2 sales volume and an estimated 12% share of North American TiO2 sales volume. Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant TiO2 consumption could emerge in Eastern Europe, the Far East or China if the economies in these countries develop to the point where quality-of-life products, including TiO2, are in greater demand. NL believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in consumption of TiO2 in Eastern Europe.

     NL believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent the utilization of higher-cost TiO2. The use of extenders has not significantly changed anticipated TiO2 consumption over the past decade because extenders generally have, to date, failed to match the performance characteristics of TiO2. As a result, NL believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

     Kronos currently produces over 40 different TiO2 grades, sold under the Kronos and Titanox trademarks, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, plastics and paper manufacturers.

     Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. Kronos' international operations are conducted through Kronos International, Inc., a Germany-based holding company formed in 1989 to manage and coordinate NL's manufacturing operations in Germany, Canada, Belgium and Norway, and its sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 1998 TiO2 sales was to Europe, with 37% to North America and the balance to export markets.

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

     ~TiO2~manufacturing~process~and~raw~materials.~TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. Although most end-use applications can use pigments produced by either process, chloride-process pigments are generally preferred in certain coatings and plastics applications, and sulfate-process pigments are generally preferred for certain paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments in the past few years, and chloride-process production facilities in 1998 represented almost 60% of industry capacity.

     Kronos produced a record 434,000 metric tons of TiO2 in 1998, compared to the previous record of 408,000 metric tons produced in 1997 and 373,000 metric tons in 1996. Kronos maintained near full capacity production rates throughout 1997 and 1998 in response to strong demand in 1997 and early 1998. Kronos' $36 million debottlenecking expansion of its Leverkusen, Germany chloride-process plant increased annual production capacity by approximately 20,000 metric tons in 1997. Kronos believes its current annual attainable production capacity is approximately 440,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture").

     The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa) under a long-term supply contract that expires at the end of 2000. Natural rutile ore, another chloride feedstock, is purchased primarily from RGC Mineral Sands Limited (Australia), a wholly-owned subsidiary of Westralian Sands Limited (Australia), under a long-term supply contract that also expires at the end of 2000. NL does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 1998. For its Canadian plant, Kronos also purchases sulfate grade slag from Q.I.T.-Fer et Titane Inc. under a long-term supply contract which expires in 2002.

     NL believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. NL does not expect to experience any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which NL purchases its raw material supplies could adversely affect the availability of such feedstock.

     ~TiO~2~~manufacturing~joint~venture~. Subsidiaries of Kronos and Tioxide Group, Ltd., a wholly-owned subsidiary of Imperial Chemicals Industries plc ("ICI"), each own a 50%-interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Tioxide (the "Partners") pursuant to separate offtake agreements.

     A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of LPC including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

     The manufacturing joint venture is intended to be operated on a break-even basis and, accordingly, Kronos' transfer price for its share of TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any. Kronos' share of the production costs are reported as cost of sales as the related TiO2 acquired from the joint venture is sold, and its share of the joint venture's interest expense is reported as a component of interest expense.
     ~
     ~C~ompetition.~ The TiO2 industry is highly competitive. During the early 1990s, supply of TiO2 exceeded demand, primarily due to new chloride-process capacity coming on-stream. Relative supply/demand relationships, which had a favorable impact on industry-wide prices during the late 1980s, had a negative impact during the early-1990s. Prices improved in the mid-1990s with a mini-peak in the first half of 1995. Prices declined until the first quarter of 1997, when selling prices of TiO2 began to increase as a result of increased demand. Sales volume in Europe remained strong in the first half of 1998, but moderated in the second half. Sales volume in 1998 in North America was even with 1997, while sales volume to export markets declined, especially in Asia. Average selling prices increased 16% in 1998 versus 1997, but fourth-quarter 1998 prices were even with the third quarter of 1998 as worldwide demand softened. NL expects industry demand in 1999 will be relatively unchanged from 1998, but this will depend upon global economic conditions. As a result, the outlook for prices in 1999 is uncertain. No assurance can be given that demand or price trends will conform to NL's expectations. See "TiO2 Products and Operations" for a description of certain risks and uncertainties within the TiO2 industry.

     Capacity additions that are the result of construction of greenfield plants in the worldwide TiO2 market require significant capital expenditures and substantial lead time, typically three to five years in NL's experience. No greenfield plants have been announced, but industry capacity can be expected to increase as Kronos and its competitors debottleneck existing plants. Based on the factors described under the caption "TiO2 Products and Operations" above, NL expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years.

     Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 1998 Kronos had an estimated 11% share of worldwide TiO2 sales volume, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

     Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); ICI (Tioxide); Millennium Chemicals, Inc. (Millennium Inorganic Chemicals, Inc.), Kerr-McGee Corporation; Kemira Oy; and Ishihara Sangyo Kaisha, Ltd. In 1998, Rhone-Poulenc sold its Thann et Mulhouse Ltd. French TiO2 operations to Millennium. Also in 1998, Bayer AG sold approximately 80% of its European TiO2 operations to Kerr-McGee and all of its Brazilian operations to Millennium. Kronos' six largest competitors have estimated individual shares of TiO2 production capacity ranging from 23% to 5%, and an estimated aggregate 74% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.
     ~
     ~R~heox~-~discontinued~operations~. On January 30, 1998, the specialty chemicals business of Rheox was sold to Elementis plc for $465 million, including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. As a result of the sale, NL has reported its Rheox business as discontinued operations. Following the sale of its net assets, Rheox, Inc. was renamed NL Capital Corporation ("NLCC"). The majority of the $380 million after-tax proceeds has been used to reduce NL's outstanding indebtedness.

     ~
     ~R~esearch~and~development~. NL's expenditures for research and development and certain technical support programs, excluding discontinued operations, have averaged approximately $7 million annually during the past three years. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

     ~Patents~and~trademarks~. Patents held for products and production processes are believed to be important to NL and to the continuing business activities of Kronos. NL continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties.

     NL's major trademarks, including Kronos and Titanox, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.
     ~
     Foreign~operations.~NL's chemical businesses have operated in international markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada. Approximately three-quarters of NL's 1998 consolidated sales, excluding discontinued operations, were to non-U.S. customers, including 10% to customers in areas other than Europe and Canada. Sales to customers in Asia accounted for 2% of 1998's consolidated net sales. Foreign operations are subject to, among other things, currency exchange rate fluctuations and NL's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on NL's results of operations are discussed in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and Item 7A - "Quantitative and Qualitative Disclosures about Market Risk."

     Political and economic uncertainties in certain of the countries in which NL operates may expose it to risk of loss. NL does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. NL cannot predict, however, whether events of this type in the future could have a material effect on its operations. NL's manufacturing and mining operations are also subject to extensive and diverse environmental regulation in each of the foreign countries in which they operate. See "Regulatory and Environmental Matters."
     ~
     ~C~ustomer~base~and~seasonality.~~~NL believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Neither NL's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the second and third calendar quarters than in the first and fourth calendar quarters.

~    Employees~.  As of December 31, 1998, NL employed approximately 2,500 persons, excluding the joint venture employees and discontinued operations, with approximately 100 employees in the United States and approximately 2,400 at sites outside the United States. Hourly employees in production facilities worldwide, including the TiO2 manufacturing joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are good.
     ~
     ~R~egulatory~and~environmental~matters~and~litigation~. Certain of NL's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of NL have the potential to cause environmental or other damage. NL has implemented and continues to implement various policies and programs in an effort to minimize these risks. The policy of NL is to maintain compliance with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect NL's production, handling, use, storage, transportation, sale or disposal of such substances as well as NL's consolidated financial position, results of operations or liquidity.

     NL's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. NL believes the Louisiana plant owned and operated by the joint venture is in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. Following the sale of its specialty chemicals business, NL has no U.S. plants other than LPC. From time to time, NL's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

     NL's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. NL believes that all its plants are in substantial compliance with applicable environmental laws.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. NL believes that Kronos is in substantial compliance with agreements reached with European environmental authorities and with an EU directive to control the effluents produced by TiO2 production facilities.

     NL has a contract with a third party to treat certain of its Leverkusen and Nordenham, Germany sulfate-process effluents. Either party may terminate the contract after giving four years advance notice with regard to the Nordenham plant. Under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of effluents from the Leverkusen plant.

     In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos completed the installation of off-gas desulfurization systems in 1997 at its Norwegian and German plants at a cost of $30 million. The manufacturing joint venture completed the installation of a $16 million off-gas desulfurization system at the Louisiana plant in 1996.

     NL's capital expenditures related to its ongoing environmental protection and improvement programs are currently expected to be approximately $13 million in 1999 and $8 million in 2000.

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

     The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1998 NL had accrued $126 million for those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, remedial investigations, monitoring, studies, cleanup, removal and remediation. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimate of such liability has not been discounted to present value and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

     In July 1991 the United States filed an action in the U.S. District Court for the Southern District of Illinois against NL and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by NL. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. NL and the other parties did not implement the order, believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and was not selected in accordance with law. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against NL and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992, the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In September 1995, the U.S. EPA released its amended decision selecting cleanup remedies for the Granite City site. NL presently is challenging portions of the U.S. EPA's selection of the remedy. In September 1997, the U.S. EPA informed NL that past and future cleanup costs are estimated to total approximately $63.5 million. There is currently no allocation among the PRPs for these costs. NL has been informed that the U.S. EPA has reached an agreement in principle with certain other PRPs settling their liabilities with respect to the site for approximately 50% of the site costs. NL is negotiating with the U.S. EPA to settle its liability.

     At the Pedricktown, New Jersey lead smelter site formerly owned by NL the U.S. EPA has divided the site into two operable units. Operable unit one addresses contaminated ground water, surface water, soils and stream sediments. In July 1994, the U.S. EPA issued the record of decision for operable unit one. The U.S. EPA estimates the cost to complete operable unit one is $18.7 million. In May 1996, certain PRPs, but not NL, entered into an administrative consent order with the U.S. EPA to perform the remedial design phase of operable unit one. The U.S. EPA issued an order with respect to operable unit two in March 1992 to NL and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. NL has complied with the order, and the work with respect to operable unit two is completed. NL has paid $2.5 million, which represents approximately 50% of operable unit two costs. In June 1998, NL entered into a consent decree with the U.S. EPA and other PRPs to perform the remedial action phase of operable unit one. In addition, NL reached an agreement in principle with certain PRPs with respect to NL's liability at the site to settle this matter within previously-accrued amounts.

     Having completed the RIFS at NL's former Portland, Oregon lead smelter site, NL conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including NL, directing them to perform the remedy, which was initially estimated to cost approximately $17 million, exclusive of administrative and overhead costs and any additional costs, for the disposition of recycled materials from the site. In January 1992 the U.S. EPA issued unilateral administrative orders to NL and six other PRPs directing the performance of the remedy. NL and the other PRPs commenced performance of the remedy. In August 1994, the U.S. EPA authorized NL and the other PRPs to cease performing most aspects of the selected remedy. In May 1997 the U.S. EPA issued an Amended Record of Decision ("ARD") for the soils operable unit changing portions of the cleanup remedy selected. The ARD requires construction of an onsite containment facility estimated to cost between $10.5 million and $12 million, including capital costs and operating and maintenance costs. NL and certain other PRPs have entered into a consent decree to perform the remedial action in the ARD. In November 1991, Gould, Inc., the current owner of the site, filed an action, Gould, Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against NL for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and punitive damages. In February 1998, NL and the other defendants reached an agreement settling the litigation by agreeing to pay a portion of future costs, which are estimated to be within previously-accrued amounts.

     NL and other PRPs entered into an administrative consent order with the U.S. EPA requiring the performance of a RIFS at two sites in Cherokee County, Kansas, where NL and others formerly mined lead and zinc. A former subsidiary of NL mined at the Baxter Springs subsite, where it is the largest viable PRP. In August 1997, the U.S. EPA issued the record of decision for the Baxter Springs and Treece subsites. The U.S. EPA has estimated that the selected remedy will cost an aggregate of approximately $7.1 million for both subsites ($5.4 million for the Baxter Springs subsite). NL is negotiating with the U.S. EPA to resolve its liability at the Baxter Springs subsite. In addition, NL received a notice in March 1998 from the U.S. EPA that it may be a PRP in three additional subsites in Cherokee County.

     In January 1989, the State of Illinois brought an action against NL and several other subsequent owners and operators of the former plant in Chicago, Illinois (People of the State of Illinois v. NL Industries, et al., No. 88-CH-11618, Circuit Court, Cook County). The complaint seeks recovery of $2.3 million of cleanup costs expended by the Illinois Environmental Protection Agency, plus penalties and treble damages. In August 1997, the trial court dismissed the case. In June 1998, the Illinois appellate court affirmed. In October 1998, the Supreme Court of Illinois declined the State's petition to review decisions in favor of NL. The U.S. EPA has issued an order to NL to perform a removal action at NL's former facility involved in the State of Illinois case. NL is complying with the order.

     Residents in the vicinity of NL's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant (Wagner, et al. v. Anzon, Inc. and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County). The complaint sought compensatory and punitive damages from NL and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance.
A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. NL answered the complaint, denying liability. In December 1994, the jury returned a verdict in favor of NL. Plaintiffs appealed to the Pennsylvania Superior Court and in September 1996, the Superior Court affirmed the judgment in favor of NL. In December 1996, plaintiffs filed a petition for allowance of appeal to the Pennsylvania Supreme Court, which was declined. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc. Nos. 87-3441, 87-3502, 87-4137 and 87-5150. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the RCRA, and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against NL with prejudice, and stayed the case pending the outcome of the state court litigation.

     At a municipal and industrial waste disposal site in Batavia, New York, NL and approximately 50 others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, NL conducted a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. NL's RIFS costs were approximately $2 million. In June 1995, the U.S. EPA issued the record of decision for operable unit one, which is estimated by the U.S. EPA to cost approximately $12.3 million. In September 1995, the U.S. EPA and certain PRPs entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one and the design phase is proceeding.
NL and other PRPs entered into an interim cost sharing arrangement for this phase of work. NL and the other PRPs have completed the work comprising operable unit two (the extension of the municipal water supply) with the exception of annual operation and maintenance. The U.S. EPA also has claimed it has incurred approximately $2.4 million in past costs from the PRPs. NL and the other PRPs have submitted to a nonbinding allocation process, as a result of which NL was assigned a 30% share of future site liability.
     ~
     ~L~ead~pigment~litigation~. NL was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. NL is vigorously defending such litigation. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, the imposition of market share liability could have such an effect. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated.

     In 1989 and 1990, the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against NL, other alleged manufacturers of lead pigment (together with NL, the "pigment manufacturers") and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. The actions, which were pending in the Civil District Court for the Parish of Orleans, State of Louisiana, were dismissed by the district court in 1990. Subsequently, HANO agreed to consolidate all the cases and appealed. In March 1992, the Louisiana Court of Appeals, Fourth Circuit, dismissed HANO's appeal as untimely with respect to three of these cases. With respect to the other cases included in the appeal, the court of appeals reversed the lower court decision dismissing the cases. These cases were remanded to the District Court for further proceedings. In November 1994, the District Court granted defendants' motion for summary judgment in one of the remaining cases and in June 1995, the District Court granted defendants' motion for summary judgment in several of the remaining cases. After such grant, only two cases remain pending and have been inactive since 1992, Hall v. HANO, et al. (No. 89-3552) and Allen v. HANO, et al. (No. 89-427) Civil District Court for the Parish of Orleans, State of Louisiana.

     In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991, the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992, defendants appealed the denial. NL has answered the remaining portions of the complaint denying all allegations of wrongdoing. In May 1993, the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution and indemnification claims. In May 1994, the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, and plaintiffs appealed. In June 1996, the Appellate Division reversed the trial court's dismissal of plaintiffs' restitution and indemnification claims, reinstating those claims. Defendants' motion for summary judgment on the fraud claim was denied in August 1995. In December 1995, defendants moved for summary judgment on the basis that the fraud claim was time-barred. In February 1996 the motion was denied. In July 1997, the denial of defendants' two summary judgment motions on the fraud claim were affirmed by the Appellate Division. In December 1998, plaintiffs moved for partial summary judgment on their claims of market share, alternative liability, enterprise liability, and concert of action. In February 1999, claims for plaintiffs New York City and New York City Health and Hospital Corporation dismissed with prejudice all their claims and were no longer parties to the case. Also in February 1999, the New York City Housing Authority dismissed with prejudice all of its claims except for claims for damages relating to two housing projects. Briefing on the December 1998 motion and limited discovery are proceeding.

     In August 1992, NL was served with an amended complaint in Jackson, et al.
v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint identifies 18 other defendants who allegedly manufactured lead products or lead-based paint, and asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. In October 1992, NL and the other defendants moved to dismiss the complaint with prejudice. In July 1993, the court dismissed the complaint. In December 1994, the Ohio Court of Appeals reversed the trial court dismissal and remanded the case to the trial court. In July 1996, the trial court granted defendants' motion to dismiss the property damage and enterprise liability claims, but denied the remainder of the motion. Discovery and briefing is proceeding with respect to class certification.

     In November 1993, NL was served with a complaint in Brenner, et al. v. American Cyanamid, et al., (No. 12596-93) Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment.
The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In January 1994, NL answered the complaint, denying liability. In June 1998, defendants moved for partial summary judgment dismissing plaintiffs' market share and alternative liability claims. In January 1999, the trial court granted defendants' summary judgment motion to dismiss the alternative liability and enterprise liability claims, but denied defendants' motion to dismiss the market share liability claim.
Discovery is proceeding.

     In January 1996, NL was served with a complaint on behalf of individual intervenors in German, et. al. v. Federal Home Loan Mortgage Corp., et. al., (U.S. District Court, Southern District of New York, Civil Action No. 93 Civ. 6941 (RWS)). This alleged class action lawsuit had originally been brought against the City of New York and other landlord defendants. The intervenors' complaint alleges claims against NL and other former manufacturers of lead pigment for medical monitoring, property abatement, and other injunctive relief, based on various causes of action, including negligent product design, negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of express and implied warranties, and nuisance. The intervenors purport to represent a class of children and pregnant women who reside in New York City.
In May 1996, NL and the other former manufacturers of lead pigments filed motions to dismiss the intervenors' complaint. In May 1997, plaintiffs moved for class certification and defendants moved for summary judgment. In June 1997, the Court stayed all further activity in the case pending reconsideration of its 1995 decision permitting filing of the complaint against the manufacturer defendants and joinder of the new complaint with the pre-existing complaint against New York City and other landlords. In November 1998, the court dismissed without prejudice all claims against NL and the other pigment manufacturer defendants, finding that such claims were improperly joined.

     In April 1997, NL was served with a complaint in Parker v. NL Industries, et al. (Circuit Court, Baltimore City, Maryland, No. 97085060 CC915). Plaintiff, now an adult, and his wife, seek compensatory and punitive damages from NL, another former manufacturer of lead paint and a local paint retailer, based on claims of negligence, strict liability and fraud, for plaintiff's alleged ingestion of lead paint as a child. In June 1997, NL answered the complaint denying liability. In February 1998, the Court dismissed the fraud claim. In July 1998, the Court granted NL's motion for summary judgment on all remaining claims. Plaintiffs have appealed.

     In December 1998, NL was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all persons similarly situated. The complaint alleges against NL, a trade association, and other former manufacturers of lead pigment various causes of action including negligence, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of warranties, nuisance, and violation of New York State's consumer protection act. The complaint seeks damages for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs. Defendants filed motions to dismiss the nuisance and consumer protection act claims in the complaint in March 1999.

     NL believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

     NL has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125
(HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") seeks to recover defense costs incurred in the City of New York lead pigment case and two other cases that have since been resolved in NL's favor. In July 1991, the court granted NL's motion for summary judgment and ordered Commercial Union to pay NL's reasonable defense costs for such cases. In June 1992, NL filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in NL's favor. In August 1993, the court granted NL's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994, the court entered judgment on the order requiring Commercial Union to pay previously-incurred NL costs in defending those cases. In September 1995, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the decision by the trial court that Commercial Union was obligated to pay NL's reasonable defense costs in certain of the lead pigment cases. The trial court had made its decision applying New Jersey law; the appeals court concluded that New York and not New Jersey law applied and remanded the case to the trial court for a determination under New York law. On remand from the Court of Appeals, the trial court in April 1996 granted NL's motion for summary judgment, finding that Commercial Union had a duty to defend NL in the four lead paint cases which were the subject of NL's second amended complaint. The court also issued a partial ruling on Commercial Union's motion for summary judgment in which it sought allocation of defense costs and contribution from NL and two other insurance carriers in connection with the three lead paint actions on which the court had granted NL summary judgment in 1991. The court ruled that Commercial Union is entitled to receive such contribution from NL and the two carriers, but reserved ruling with respect to the relative contributions to be made by each of the parties, including contributions by NL that may be required with respect to periods in which it was self-insured and contributions from one carrier which were reinsured by a former subsidiary of NL, the reinsurance costs of which NL may ultimately be required to bear.

     In June 1997, NL reached a settlement in principle with its insurers regarding allocation of defense costs in the lead pigment cases in which reimbursement of defense costs had been sought.

     Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended that their policies contained absolute pollution exclusion language, and certain summary judgment motions regarding policy periods, the Court has not made any final rulings on defense costs or indemnity coverage with respect to NL's pending environmental litigation.

     In September 1998, the U.S. Court of Appeals for the Third Circuit issued an opinion regarding which states' laws applied to the various sites for which environmental coverage is sought, and remanded the case to the trial court. The Court has not made any final ruling on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than rulings to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.
     ~
     ~O~ther~litigation.~~NL has been named as a defendant in various lawsuits in a variety of jurisdictions alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly-owned operations. Various of these actions remain pending. One such case, In re: Monongalia Mass II, (Circuit Court of Monongalia County, West Virginia, Nos. 93-C-362, et al.), involves the consolidated claims of approximately 3,100 plaintiffs. NL has reached an agreement to settle this case.

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

     In March 1997, NL was served with a complaint in Ernest Hughes, et al. v. Owens-Corning Fiberglass, Corporation, et al., No. 97-C-051, filed in the Fifth Judicial District Court of Cass County, Texas, on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos and seeking compensatory and punitive damages. NL has filed an answer denying the material allegations. The case has been stayed, and the plaintiffs are refiling their cases in Ohio. NL is also a defendant in approximately 1,000 additional asbestos cases pending in Ohio, the first of which is scheduled for trial in the third quarter of 1998.

     In February 1999 NL was served with a complaint in Cosey, et al. v. Bullard, et al., No. 95-0069, filed in the Circuit Court of Jefferson County, Mississippi, on behalf of approximately 1,600 plaintiffs alleging injury due to exposure to asbestos and silica and seeking compensatory and punitive damages. NL intends to file an answer denying the material allegations of the complaint.

     NL is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.

OTHER ITEMS:
     ~

     ~C~aptive~Insurance~Subsidiary.~ The Company's captive insurance subsidiary ("TRE Insurance") reinsured certain comprehensive general liability, auto liability, workers' compensation and employers' liability risks to the Company and related parties, and also participated on various third party reinsurance treaties. As described in Note 10 to the Consolidated Financial Statements, certain related parties have entered into insurance sharing agreements whereby they would, among other things, reimburse TRE Insurance for certain loss payments and reserves. TRE Insurance currently provides certain property and liability insurance coverage to Tremont, TIMET and NL. However, the risk associated with these policies are completely reinsured into the commercial reinsurance market. All of TRE Insurance's unrelated reinsurance business is in run-off.

     ~Other~Joint~Ventures.~Other joint ventures, held by TRECO, are principally comprised of (i) a 32% equity interest in Basic Investments, Inc. ("BII"), and
(ii) a 12% interest in Victory Valley Land Company, L.P. ("VVLC"). BII has an additional 50% interest in VVLC. Through its subsidiaries, including Basic Management, Inc. ("BMI"), BII provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET's plant in Henderson, NV, a suburb of Las Vegas. BII, through VVLC, is actively engaged in efforts to develop certain land holdings surrounding the BMI Complex for commercial, industrial, and residential purposes.

REGULATORY AND ENVIRONMENTAL MATTERS:

     Regulatory and environmental matters for TIMET and NL are discussed in their respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings." In addition, the information included in Note 11 to the Consolidated Financial Statements is incorporated herein by reference.

     In 1993, the Company entered into a settlement agreement with the Arkansas Division of Pollution Control and Ecology in connection with certain alleged water discharge permit violations at one of several abandoned barite mining sites in Arkansas. The settlement agreement, in addition to requiring the payment in 1993 of a $20,000 penalty, required the Company to undertake a remediation/reclamation program which was substantially completed at a total cost of approximately $2 million. Another of the sites is currently being evaluated by the U.S. EPA. Based upon its evaluation, the U.S. EPA could require the owners to take investigatory or remedial action at this site, however, the Company believes that to the extent it has any additional liability for remediation at this site, it is only one of a number of apparently solvent potentially responsible parties that would ultimately share in any such costs. As of December 31, 1998, the Company had accrued approximately $6.0 million related to these matters.

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

ITEM 2:   PROPERTIES

     The Company's principal executive offices, located at 1999 Broadway, Suite 4300, Denver, Colorado 80202, are leased by TIMET, which provides space to Tremont's executives through an intercorporate services agreement.

     The principal properties used in the operations of TIMET and NL are described in their respective business sections of Item 1 - "Business." The Company believes, and understands that TIMET and NL believe, that their respective facilities are adequate and suitable for their respective uses.

ITEM 3:   LEGAL PROCEEDINGS

     The Company, TIMET and NL are involved in various legal proceedings. Information called for by this Item, except for information regarding certain of TIMET's and NL's legal proceedings that have been summarized, is included in
Item 1 and Note 11 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference. Information called for by this Item regarding TIMET's and NL's legal proceedings that have been summarized in
Item 1 and Note 11 to the Company's Consolidated Financial Statements is included in Item 3 of TIMET's and NL's Annual Report on Form 10-K for the year ended December 31, 1998 as Exhibits 99.1 and 99.2, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS

     Tremont's common stock is traded on the New York and Pacific Stock Exchanges (symbol: TRE). As of March 1, 1999, there were approximately 10,600 holders of record of Tremont common stock. On March 22, 1999, the closing price of the Company's common stock according to the New York Stock Exchange Composite Tape was $21.94 per share. The high and low sales prices for the Company's common stock, according to the NYSE Composite Tape, are set forth below.

                                           High         Low
~Year~ended~December~31,~1998:~

   First quarter                         $60.125       $51.688
   Second quarter                         60.313        52.625
   Third quarter                          56.500        42.250
   Fourth quarter                         41.125        31.625

~Year~ended~December~31,~1997:~

   First quarter                         $36.875       $30.250
   Second quarter                         44.875        34.875
   Third quarter                          58.500        42.750
   Fourth quarter                         58.500        49.625

     In the second quarter of 1998, the Company instituted a regular quarterly dividend of $.07 per common share. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, cash requirements, cash availability and contractual restrictions with respect to payment of dividends.

ITEM 6:   SELECTED HISTORICAL FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                  Years ended December 31,

                          1994      1995      1996     1997      1998
                                        (In millions)
INCOME STATEMENT DATA:
Equity in earnings
(loss) of:
   TIMET                 $(31.6)   $ (3.2)   $ 16.0   $25.2     $14.0

   NL Industries           (7.6)     11.4      (1.8   (5.1)     57.8
   Other joint ventures     -         -         2.5    5.2       2.9

                         $(39.2)   $  8.2    $ 16.7   $25.3     $74.7




Gain on sale of TIMET    $  -      $  -      $ 27.6   $  -      $  -
stock



Income (loss):
   Before extraordinary  $(42.9)   $  5.4    $ 30.0   $13.6     $75.7
item
   Extraordinary item       -         -         -      -        (1.9)
(a)
   Cumulative effect of
changes in
     Accounting             (.8)      -         -      -         -
principles (b)


          Net income     $(43.7)   $  5.4    $ 30.0   $13.6     $73.8
(loss)



Earnings per basic
share:
   Before extraordinary  $ (5.83)  $   .73   $  4.05   $ 1.92   $11.55
item
   Net income (loss)       (5.93)      .73      4.05     1.92   11.25

Earnings per diluted
share:
   Before extraordinary  $ (5.83)  $   .70   $  3.90   $ 1.76   $11.18
item
   Net income (loss)       (5.93)      .70      3.90     1.76   10.88

Cash dividends per share $    -    $   -      $ -     $  -      $ .21




BALANCE SHEET DATA (at year
end):
   Cash and cash         $  3.8    $  2.7    $ 68.0   $  38.0   $ 3.1
equivalents
   Total assets           116.8     134.9     223.5    215.0    288.6
   Indebtedness             -         6.0       -        -       5.9
   Stockholders' equity    76.0      83.7     158.0    136.3    200.2
____________________

(a)  Represents the Company's equity in NL's extraordinary item.
(b)  Represents the Company's equity in a TIMET accounting change.


ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

~TREMONT
~
     Tremont is a holding company with operations conducted principally through TIMET (titanium metals) and NL (TiO2). The results of operations of TIMET and NL, and the Company's equity therein, are discussed below. Equity in earnings of other joint ventures consist principally of real estate development earnings of VVLC, which can fluctuate from period-to-period.

     ~Corporate~expenses,~net~and~other~items.~~Tremont's corporate expenses, net for 1998, include $1.4 million of interest earned on short-term investments and a $.9 million gain for cash received related to an investment that had previously been written off, offset primarily by expenses related to intercorporate service agreements and OPEB. Corporate expenses, net for 1997, include $2.7 million of interest earned on short-term investments and a $1.2 million gain on sale of a certain oil and gas production well interest while such expenses for 1996 include a $2 million special compensation accrual to an executive officer of the Company as approved by the Company's Board of Directors.~
     ~
     In connection with TIMET's initial public stock offering in 1996, the Company sold 2.2 million shares of TIMET common stock with net proceeds of approximately $47 million, resulting in a pre-tax gain of $27.6 million.

     ~Income~taxes.~The Company's income tax rate in 1998 varied from the U.S. statutory rate principally because of a reduction in the deferred tax asset valuation allowance. Such reduction was principally due to a net decrease in the basis differences related to the Company's investment in NL. The variance in rates in 1997 was principally due to no tax benefit being recognizable on equity in losses from its investment in NL. The variance in rates in 1996 was principally due to a reduction in the deferred tax valuation allowance to reflect the current utilization of its U.S. NOLs. The Company expects its income tax rate in 1999 to approximate the U.S. statutory rate. See Note 7 to the Consolidated Financial Statements.

     ~Other.~Tremont periodically evaluates the net carrying value of its long-term assets, principally its investments in NL and TIMET, to determine if there has been any decline in value that is other than temporary and would, therefore, require a writedown which would be accounted for as a realized loss. The Company's per share net carrying amount of its investment in NL at December 31, 1998 was $9.30 per share, compared to a per share market price of $14.19 at that date. The Company's per share net carrying value of its investment in TIMET at December 31, 1998 was $14.14 per share, compared to a per share market price of $8.50 at that date. As of March 22, 1999, the market price for TIMET common stock was $6.19 per share and for NL common stock was $9.31 per share. The Company believes stock market prices are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. After considering what it believes to be all relevant factors including, among other things, the relatively short period of time that the market price has been less than the Company's per share investment in TIMET, TIMET's operating results, financial position and prospects, the Company concluded that there has been no other than temporary decline in value of the Company's investment in TIMET below its net carrying value at December 31, 1998.

     As discussed above, the Company's major assets are its interests in NL
(TiO2) and TIMET (titanium metals). It is possible, should the TiO2 or titanium metals industries in general, or NL or TIMET specifically, encounter a prolonged downturn, or suffer other unforeseen adverse events, that the value of the Company's investment in NL, TIMET or both could decline to a level that could warrant a writedown. The Company will continue to monitor and evaluate its interests in NL and TIMET based upon, among other things, their respective results of operations, financial condition, liquidity and business outlook. In the event Tremont determines that any decline in value of its interests below their net carrying value has occurred which is other than temporary, it would report an appropriate writedown at that time.
     ~
     ~Y~ear~2000~("Y2K").~~~Year 2000 issues exist because many computer systems and applications currently use two-digit fields to designate a year. Date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to treat the year 2000 properly could cause systems to process critical financial, manufacturing and operational information incorrectly.

     Tremont, as a holding company, does not itself have numerous applications or systems. The Company (i) has completed an initial assessment of potential Y2K issues in its information systems, (ii) is in the process of determining, prioritizing and implementing remedial actions, including testing, and (iii) will develop contingency plans in the event internal or external Y2K issues are not resolved by the Company's June 30, 1999 target date for completion. The cost for Y2K readiness is not expected to be material to the Company. Although not anticipated, the most reasonably likely worst-case scenario of failure by Tremont or its key service providers to become Y2K ready would be a short-term inability on the part of Tremont to process banking transactions. Y2K issues related to NL and TIMET are discussed below.

~TIMET
~
     The Company's equity in TIMET's earnings differs from the amount that would be expected by applying Tremont's December 31, 1998 33%-ownership percentage to TIMET's separately-reported earnings because of changes in Tremont's level of ownership of TIMET in 1996 and 1998 and because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in TIMET. Amortization of such basis differences in TIMET generally increases earnings, and decreases losses, attributable to TIMET as reported by Tremont. The information included below relating to the financial position, results of operations and liquidity and capital resources of TIMET has been summarized from reports filed with the Commission by TIMET (File No. 0-28538), which reports contain more detailed information concerning TIMET, including complete financial statements.

     ~General.~~The aerospace industry in recent history has accounted for approximately two-thirds of U.S. and 40% to 50% of worldwide titanium mill products consumption, and has had a significant effect on the overall sales and profitability of the titanium industry. The aerospace industry, and consequently the titanium metals industry, is highly cyclical. Throughout 1996, 1997 and much of 1998, TIMET was producing titanium ingot and mill products for aerospace customers in contemplation of continuing record jet aircraft build rates then expected to last through at least 2001. During the second half of 1998, it became evident to TIMET that the anticipated record rates of aircraft production would not be reached and that a decline in overall production rates would begin earlier than forecast, particularly in titanium-intensive widebody planes. As aerospace customers reduce inventories during 1999 and adjust to decreases in overall production rates, TIMET faces a decrease in demand from 1997-1998 levels. Industrial demand for titanium has also declined due to weakness in Asian and other economies.

     TIMET estimates that worldwide industry shipments of titanium mill products peaked in 1997 at approximately 60,000 metric tons and decreased 10% in 1998 to approximately 54,000 metric tons. TIMET also estimates industry mill product shipments will further decline in 1999 to approximately 46,000 metric tons.

     TIMET's order backlog decreased to approximately $350 million at December 31, 1998 from approximately $530 million at December 31, 1997 and from $440 million at December 31, 1996. TIMET defines "order backlog" as firm purchase orders (which are generally subject to cancellation by the customer upon payment of specified charges).

     TIMET expects that production levels, capacity utilization, sales volumes, sales prices, gross profit margins and operating income margins excluding special charges will all be lower in 1999 than they were in 1998. Assuming demand remains at currently expected levels and does not decrease or increase significantly in 1999, TIMET currently expects net losses in at least the first two quarters of 1999 and a return to modest profitability in the third or fourth quarter. In both the aerospace and industrial sectors, reduced demand and lower prices (including prices under new long-term contracts with key aerospace customers) will cause lower sales and gross profit margins. TIMET has implemented plans to address the current market conditions, as more fully described in Item 1 - "Business - Unconsolidated Affiliate - TIMET -- Outlook for 1999." Special restructuring charges in 1998 as a result of TIMET's action plans were $24 million, as discussed below. Expenses related to implementing and maintaining TIMET's business-enterprise system and to addressing Y2K issues are expected to remain high in 1999.

                                      Years ended December 31,

                                     1996       1997       1998
                                           (In millions)
Net sales:
     Titanium melted and mill       $ 459.7    $ 700.4    $ 686.7
products
     Other                             51.5       36.2       23.9
     Eliminations                      (4.1)      (3.0)      (2.9)


                                    $ 507.1    $ 733.6    $ 707.7



Operating income:
     Titanium melted and mill      $   55.6    $ 139.3   $   87.4
products
     Other                              4.2       (6.3)      (4.7)

                                       59.8      133.0       82.7


General corporate income, net           1.0        4.2        6.1
Interest expense                        9.0        2.0        2.9


   Pretax income                       51.8      135.2       85.9

Income taxes                            2.3       41.0       29.2
Minority interest - Convertible          .8        8.9        8.8
Preferred Securities
Other minority interest                 1.1        2.3        2.1


   Net income                       $  47.6    $  83.0    $  45.8



Tremont's equity in TIMET's income  $  16.0    $  25.2    $  14.0



   Mill product shipments:
     Volume (metric tons)             12,400    15,100      14,800
     Average price ($ per           $  32.00  $  35.00    $  35.25
Kilogram)

~
     ~TIMET operates in two segments (i) "Titanium melted and mill products", its principal segment, and (ii) "Other", which consists primarily of TIMET's titanium castings operations that were combined in a joint venture during 1998.
~
~    ~Sales~and~Operating~Income~-~1998~compared~with~1997.~Net sales of the
"Titanium melted and mill products" segment in 1998 were 2% below 1997 levels primarily due to lower volumes due to reduced demand during the last half of the year in both aerospace and industrial markets, as described above. Mill product shipment volume for the year declined 2% to 14,800 metric tons. Selling prices on shipments were relatively flat, in large part due to prices on orders entered prior to the decline in demand. Average prices on 1999 shipments are expected to be 5% to 10% lower than in 1998, reflecting both provisions of long-term agreements effective in 1999 and increased price competition on non-contract business.

     Net sales of the "Other" segment were down 34% primarily as a result of TIMET's ceasing to consolidate its castings business after July 1998.

     Total cost of sales was 77% of sales in 1998, comparable to 76% of sales in 1997. Cost of sales is expected to be a higher percent of sales in 1999, as the effect of lower average selling prices, lower volumes and higher depreciation will more than offset the positive effect of TIMET's cost saving initiatives.

     Selling, general, administrative and developmental expenses in 1998 were higher than in 1997, in both total dollar and percent of sales terms (8.5%, up from 6.2%), in large part due to information technology costs, including implementation of TIMET's enterprise-wide business information system and addressing Y2K issues.

     Equity in earnings of joint ventures of the "Titanium melted and mill products" segment were $1.9 million in 1998 compared to a loss of $.5 million in

1997, principally due to improved earnings of ValTimet. Equity losses of the "Other" segment were $1.5 million in 1998, $1.0 million higher than in 1997, as certain ventures were held for the full year, compared to a part year in 1997.

     Operating income of the "Titanium melted and mill products" segment in 1998 included special charges of $19.5 million and the "Other" segment included $4.5 million of charges. TIMET's restructuring plan included the permanent closure of three plants, the permanent or temporary closures of parts of three other plants, the merger of all North American manufacturing operations into one operating unit and the termination or layoff of 600 people, or approximately 20% of TIMET's worldwide workforce. Components of the 1998 restructuring charge are summarized below.

                                           Segment

                                     Melted and
                                        Mill       Other     Total
                                      Products

                                            (in millions)
Property and equipment               $     7.1    $   2.6   $  9.7

Pension costs - SFAS No. 88                5.7        -        5.7
Personnel severance and benefits           5.3         .5      5.8
Other exit costs, principally              1.4        1.4      2.8
 related to leased facilities


                                     $    19.5    $   4.5   $ 24.0




     Substantially all of the property and equipment loss relates to items sold, scrapped or abandoned, with disposition already substantially complete. Depreciation of equipment not impaired and only temporarily idled was not suspended. The pension charge relates to the actuarial valuation of accelerated defined benefits of employees to be terminated.

     At December 31, 1998, 50% of the personnel reductions had been accomplished with substantially all of the remainder to be accomplished in the first quarter of 1999. Other exit costs relate primarily to carrying costs on leased facilities, which leases have or will be terminated, assumed or expire by mid-year. Of the $8.6 million personnel and other exit costs accrued, $1.9 million had been paid at year-end. Most of the remaining accrued costs will be paid during the first half of 1999, although certain payments, for items such as benefit continuation for terminated employees, will be paid later.~
~    ~
~    ~Operating~Income~-~1997~compared~with~1996.~~~The significant improvement in sales, operating income and operating margins of the "Titanium melted and mill products" segment in 1997 over 1996 were driven by price and volume increases for titanium products in both commercial aerospace and other markets. Sales volume of titanium mill products increased 22% in 1997, to approximately 15,100 metric tons. Average selling prices in 1997 increased, reflecting both the pass-through of cost increases, particularly raw material costs, and real price improvement associated with increased market demand.

     The "Other" segment results declined significantly in 1997 relative to 1996 in large part due to deterioration in the golf castings market.

     Total cost of sales in 1997 was 76% of sales versus 83% of sales in 1996, reflecting the real price improvement in sales, higher volumes and generally higher operating levels at TIMET's plants.

     Selling, general, administrative and development expenses as a percent of sales in 1997 (6.2%) were higher than in 1996 (5.9%) primarily due to higher information technology and market/product development costs.

     Equity in earnings of joint ventures in 1996 was $6.2 million and consisted principally of TIMET's 50% interest in Titanium Hearth Technologies ("THT"), reported by the equity method prior to the AJM Acquisition in October 1996.

     Operating income of the "Titanium melted and mill products" segment in 1996 included special charges of $5 million related to the IMI Acquisition, $3 million of which related to compensation for services in connection with the acquisition, with the remainder related principally to integration and consolidation of certain facilities.

~    European~Operations.~~~TIMET has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing TIMET's U.S. and Europe operations are substantially the same. The relative changes in 1998 sales to customers in Europe (increased 5% compared to 1997) and in the U.S. (declined 12%) was impacted, respectively, by the acquisition of Loterios in April 1998 and deconsolidation of TIMET's castings operations in July 1998.

     Sales of TIMET's European subsidiaries represented approximately 44% of TIMET's consolidated net sales in 1998. Approximately one-half of these European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in functional currencies. TIMET's export sales from the United States are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The U. S. dollar sales and purchases of TIMET's European operations described above provide some natural hedge of non functional currencies, and TIMET does not use currency contracts to hedge its currency exposures. Net currency transaction/translation gains/losses included in income were less than
$.5 million in each of the past three years.   At December 31, 1998, TIMET's
consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $37 million and $40 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings. Exchange rates among 11 European currencies (including the French franc, Italian lira and German mark but excluding the UK pound Sterling) became fixed relative to each other as a result of the new European currency unit ("Euro") effective in 1999. Costs associated with modifications of systems to handle Euro-denominated transactions have not been significant.

     ~General~Corporate~Income.~General corporate income consists principally of earnings on corporate cash equivalents and varies with cash levels and interest rates. Such income in 1999 is expected to be lower than in 1998.

~    Interest~Expense.~~~Interest expense was lower in 1997 than 1996, principally due to lower average borrowing levels. While average borrowing levels increased in 1998 over 1997, interest rates declined and interest capitalized increased. Interest expense in 1999 is expected to be higher than in 1998 due to higher average borrowing levels and lower levels of interest capitalization due to lower capital expenditures.

~    Minority~Interest.~~~Annual dividend expense related to the 6.625%
Convertible Preferred Securities, issued in November 1996, approximates $13 million and is reported as minority interest net of allocable income taxes. Other minority interest relates primarily to the 30% interest in TIMET Savoie held by CEZUS.

~    Income~Taxes.~~~TIMET operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income can impact TIMET's overall effective tax rate. In 1997 and 1996, TIMET's income tax rate also varied from the U.S. statutory rate due to reductions in the deferred tax valuation allowance related to current year utilization of tax attributes and a 1996 $10 million reduction in the deferred tax valuation allowance resulting from a change in estimate of the net operating loss carryforwards and alternative minimum tax carryforwards that would more likely than not be realized in the future. For financial reporting purposes, TIMET has recognized all of its net operating loss carryforwards.

     ~
     ~Y~ear~2000.~~~Year 2000 issues exist because many computer systems and applications currently use two-digit fields to designate a year. Date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to treat the year 2000 properly could cause systems to process critical financial, manufacturing and operational information incorrectly. Most of TIMET's information systems have been replaced in connection with the implementation of TIMET's business-enterprise system, the initial implementation of which was substantially completed with the rollout of the system to the U.K. in February 1999. The cost of the new system, including related equipment and networks, aggregated approximately $50 million in 1997-98 ($41 million capital; $9 million expense) with an additional $4 million to $5 million expected to be incurred in 1999.

     TIMET, with the help of outside specialists and consultants (i) has substantially completed an initial assessment of potential Y2K issues in its non-information systems (e.g., its manufacturing and communication systems), as well as in those information systems that were not replaced by the new business enterprise-wide system, (ii) is in the process of determining, prioritizing and implementing remedial actions, including testing, and (iii) will develop contingency plans in the event internal or external Y2K issues are not resolved by TIMET's June 30, 1999 target date for completion. TIMET's Y2K readiness varies by location. Some locations have completed their internal Y2K readiness plans while others are in the midst of remediation and testing. At this time, most sites anticipate completing their respective Y2K readiness plans by the June 1999 target date. However, remediation of some items at the Henderson, NV site, and possibly others, could be delayed beyond the June 1999 target date. TIMET expended approximately $2 million on these specific non-information system Y2K issues in 1998, principally embedded system technology, and expects to incur approximately $5 million on such issues in 1999. TIMET's evaluation of potential Y2K exposures related to key suppliers and customers is also in process and will continue throughout 1999.

     Although TIMET believes its key information systems will be Y2K ready before the end of 1999, it cannot yet fully predict the outcome or success of the Y2K readiness programs related to certain of its embedded manufacturing systems or those comparable systems of its suppliers or customers. TIMET also cannot predict whether it will find additional problems that would result in unplanned upgrades of applications after June 1999 or even December 1999. As a result of these uncertainties, TIMET cannot predict the impact on its financial condition, results of operations or cash flows or operations resulting from Y2K failures in systems that TIMET directly or indirectly relies upon. Should TIMET's Y2K readiness plan not be successful or be delayed beyond December 1999, the consequences to TIMET could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, slower transaction processing and financial reporting, and potential liability to third parties. Although not anticipated, the most reasonably likely worst-case scenario of failure by TIMET or its key suppliers or customers to become Y2K ready would be a short-term slowdown or cessation of manufacturing operations at one or more of TIMET's facilities and a short-term inability on the part of TIMET to process orders and billings in a timely manner, and to deliver product to customers.

~NL~Industries
~
     The Company's 20% interest in NL is reported by the equity method. Valhi and Tremont together may be deemed to control NL. The information included below relating to the financial position, results of operations and liquidity and capital resources of NL has been summarized from reports filed with the Commission by NL (File No. 1-640), which reports contain more detailed information concerning NL, including complete financial statements on NL's historical basis of accounting.

     Tremont's equity in earnings of NL differs from the amount that would be expected by applying Tremont's ownership percentage to NL's separately-reported earnings, because of changes in Tremont's level of ownership of NL in 1998 and the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in NL. Amortization of such basis differences generally reduces earnings, and increases losses, attributable to NL as reported by Tremont.

     NL's continuing operations are conducted by Kronos in the TiO2 business segment. As discussed below, average TiO2 selling prices declined in 1997, but increased in 1998 compared to the prior year. Kronos' operating income and margins improved in both 1997 and 1998.

     Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions. Kronos believes that the TiO2 industry has long-term growth potential, as discussed in "Item 1. Unconsolidated Affiliate - NL: "TiO2 Products and Operations" and "Competition."

                          Years ended December         Change
                                  31,

                         1996    1997     1998    1996-97   1997-98

                             (In millions)
Net sales - Kronos       $851.2  $837.2  $894.7     -2%       +7%


Operating income -       $ 71.6  $ 82.5  $171.2    +15%     +107%
Kronos
General corporate items:
   Securities earnings      4.7     5.4   14.9
   Corporate expenses,   (17.2)  (49.8)  (18.3)
net
   Interest expense      (69.3)  (65.8)  (58.1)



Pretax income (loss)     (10.2)  (27.7)  109.7    $(17.5)   $137.4


Income taxes                1.5     2.2   19.8
Discontinued operations    22.5    20.4  287.4
- Rheox
Extraordinary item          -       -    (10.6)


Net income (loss)        $ 10.8  $ (9.5) $366.7   $(20.3)    $376.2





Tremont's equity in
   Earnings (loss) of
NL,
   Including
amortization of
   Basis differences     $ (1.8) $ (5.1) $ 57.8   $ (3.3)   $  62.9




Percent change in TiO2
   Sales volume                                    +10%        -4%
   Average selling prices (in                       -4%       +16%
   billing   currencies)



     Operating income for 1998 more than doubled due to higher average TiO2 selling prices, partially offset by lower sales volume and $12.9 million of 1997 income from refunds of German trade capital taxes, discussed below. In billing currency terms, Kronos' 1998 average TiO2 selling prices were 16% higher than in 1997. Average selling prices in the fourth quarter of 1998 were 11% higher than the fourth quarter of 1997 and even with the third quarter of 1998. Selling prices at the end of 1998 were 10% higher than year-end 1997 levels. Operating income in 1997 was higher than 1996, primarily due to record production and sales volumes and the German trade capital tax income, partially offset by 4% lower average TiO2 selling prices.

     The $12.9 million of German trade capital tax refunds received in 1997 relates to years prior to 1997 and includes interest. The German tax authorities were required to remit refunds based on (i) recent court decisions which reduced the trade capital tax base and (ii) prior agreements between NL and the German tax authorities regarding payment of disputed taxes.

     Cost of sales in 1998 was lower than 1997 due to lower sales volume. Cost of sales in 1997 was lower than 1996 due to the favorable effects of foreign currency translation and lower unit costs, primarily due to higher production levels, partially offset by higher sales volumes. Cost of sales, as a percentage of net sales, decreased in 1998 primarily due to the impact on net sales of increased average selling prices and decreased in 1997 primarily due to lower unit costs.

     Selling, general and administrative expenses declined in 1998 from the previous year due to lower distribution expenses related to lower sales volume and favorable effects of foreign currency translation, while 1997 expenses were lower than 1996 as a result of favorable effects of foreign currency translation and German trade capital tax refunds, partially offset by higher distribution expenses associated with higher 1997 sales volumes.

     Sales volume of 408,000 metric tons of TiO2 in 1998 was 4% lower than the record sales volume in 1997 reflecting lower sales volume in Asia and Latin America. Approximately one-half of Kronos' 1998 TiO2 sales, by volume, was attributable to markets in Europe with approximately 37% attributable to North America, approximately 2% to Asia and the balance to other regions.

     Industry-wide demand was lower in the first half of 1996, NL believes, due to customer destocking inventories. Kronos reduced its production rates to manage its inventory levels, and its average capacity utilization was approximately 95% in 1996. Demand improved in the second half of 1996, and was strong throughout 1997 and the first half of 1998, before moderating in the second half of 1998. NL expects industry demand in 1999 will be relatively unchanged from 1998, but this will depend on global economic conditions. Kronos produced near full capacity in 1997 and 1998, but is curtailing production in 1999 to a level not to exceed Kronos' expected 1999 sales volume. NL's outlook for average TiO2 selling prices in 1999 is uncertain. Notwithstanding the uncertain outlook for TiO2 prices in 1999, NL anticipates its 1999 operating income will be lower than 1998 due to lower production levels.

     NL has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The U.S. dollar translated value of NL's foreign sales and operating costs is subject to currency exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period revenues and expenses. A significant amount of NL's sales are denominated in currencies other than the U.S. dollar (64% in 1998), principally major European currencies and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies decreased sales by $58 million and $24 million during 1997 and 1998, respectively, compared to the year-earlier period.

Fluctuation in the value of the U.S. dollar relative to other currencies similarly impacted NL's operating expenses and the net impact of currency exchange rate fluctuations on operating income comparisons was not significant in 1997 or 1998.

     Securities earnings fluctuate in part based upon the amount of funds invested and yields thereon. Average funds invested in 1998 was higher than 1997 primarily due to the net proceeds from the sale of Rheox in January 1998. NL expects security earnings in 1999 will be lower than 1998, due to lower average levels of funds available for investment due to the repayment of certain of NL's debt in 1998. Corporate expenses, net in 1998 were lower than 1997, primarily due to the $30 million noncash charge taken in 1997 related to NL's adoption of SOP 96-1, "Environmental Remediation Liabilities." Excluding this charge, 1998 corporate expenses, net were slightly lower than 1997 due to the recognition of $3.7 million of income in 1998 related to the straight-line, five-year amortization of $20 million of deferred income received in conjunction with the sale of Rheox, partially offset by $3.0 million of expenses in 1998 related to the unsuccessful acquisition of certain TiO2 businesses and assets of Tioxide. Corporate expenses, net in 1997 exceeded that of 1996, primarily due to the aforementioned $30 million noncash charge taken in 1997.

     Interest expense in 1998 declined compared to 1997 principally due to prepayments of outstanding indebtedness, principally the Senior Secured Discount Notes, the joint venture term loan and a portion of Kronos'
Deutsche mark-denominated debt. Interest expense declined in 1997 from 1996 due to lower levels of Kronos' DM-denominated debt, partially offset by higher variable interest rates on such debt. Assuming no significant increase in interest rates, interest expense in 1999 is expected to be lower compared to 1998 due to lower levels of outstanding indebtedness, including required payments on the DM term loan.

     NL's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact NL's effective income tax rate. In 1996 and 1997, the geographic mix of income, including losses in certain jurisdictions for which no current refund was available and recognition of a deferred tax asset was not considered appropriate, contributed to NL's effective tax rate varying from a normally-expected rate. In 1998, NL's effective tax rate varied from the normally-expected rate due predominantly to the recognition of certain deductible tax attributes which previously did not meet the "more-likely-than-not" recognition criteria and the one-time effect of a refund of German withholding taxes.

                        LIQUIDITY AND CAPITAL RESOURCES

~TREMONT
~
     The Company had cash and equivalents of $3 million at December 31, 1998, down from $38 million at the end of 1997 and from $68 million at the end of 1996. The decrease in cash during the past two years was primarily the result of cash used in the stock repurchase program during 1997 and 1998 and to purchase additional NL and TIMET common stock in 1998. The Company's $65 million increase in cash and cash equivalents during 1996 was primarily the result of the Company's sale of TIMET common stock and TIMET's repayment of loans to the Company from proceeds of TIMET's initial public stock offering.

     Tremont's 10.3 million shares of TIMET common stock and 10.2 million shares of NL common stock had a quoted market value of about $87 million and $145 million, respectively, at December 31,1998. In February 1999, the Company exercised an option to purchase an additional 2 million shares of TIMET stock from IMI for $16 million. See Note 4 to the Consolidated Financial Statements.

     During 1998, the Company entered into an advance agreement with Contran and borrowed $5.9 million from Contran primarily to fund purchases of NL common stock. In February 1999, the Company borrowed an additional $6.3 million from Contran to partially fund the purchase of TIMET common stock from IMI. See Notes 4 and 10 to the Consolidated Financial Statements. The Contran advance agreement is currently Tremont's major source of liquidity. Absent additional purchases of NL, TIMET or Tremont securities, the Company does not currently believe it will need to borrow significant additional amounts from Contran.

     During 1998, the Company collateralized with cash certain letters of credit backing insurance policies at its captive insurance subsidiary. In February 1999, NL collateralized a portion of the letters of credit as they related to its business with the captive, and the Company received $9.7 million in cash previously pledged to collateralize the letters of credit, which funds were primarily used in the purchase of TIMET common stock from IMI.

     The settlement of the previously reported stockholder derivative litigation and Tremont's common stock repurchase program are described in Note 9 to the Consolidated Financial Statements.

     The Company's equity in earnings of affiliates are primarily noncash. The Company received cash distributions from VVLC of $1 million in 1997 and $.6 million in 1998 primarily to cover taxes associated with VVLC's income from land sales. NL paid three quarterly cash dividends during 1996 at the rate of $.10 per NL share per quarter aggregating $2.7 million, paid no dividends in 1997 and paid three quarterly cash dividends during 1998 at the rate of $.03 per NL share per quarter aggregating $.8 million. TIMET did not pay any cash dividends during 1996 or 1997 and paid three quarterly cash dividends during 1998 at the rate of $.04 per TIMET share per quarter aggregating $1.2 million. Any future dividends from NL and TIMET will be at the discretion of the respective company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements, cash availability and contractual requirements. Relative changes in assets and liabilities did not materially impact the Company's cash flow from operating activities.

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

     See "Results of Operations" and Note 11 to the Consolidated Financial Statements for additional matters affecting the Company's liquidity and capital resources.
~
~T~IMET
~

     Summarized balance sheet and cash flow information of TIMET is presented below.

                                                December 31,

                                              1997        1998

                                               (In millions)
Cash and cash equivalents                    $   69.0   $    15.5
Other current assets                            344.8       380.3
Goodwill and other intangible assets             77.7        79.4
Other noncurrent assets                          39.2       126.8
Property and equipment, net                     262.4       351.2


                                              $ 793.1     $ 953.2



Current liabilities                           $ 123.8     $ 136.9
Long-term debt and capital lease                 11.5       110.0
obligations
Accrued OPEB cost                                26.2        24.1
Other noncurrent liabilities                     14.8        24.4
Minority interest - Convertible Preferred       201.2       201.2
Securities
Other minority interest                           6.7         8.2
Stockholders' equity                            408.9       448.4


                                              $ 793.1     $ 953.2




                                       Years ended December 31,

                                     1996        1997       1998

                                             In millions)
Net cash provided (used) by:
  Operating activities             $    (.7)    $  72.6    $  76.1
  Investing activities:
     Capital expenditures             (21.7)      (66.3)    (115.2)
     Business acquisitions and       (109.9)      (13.5)     (27.4)
joint ventures
     Purchase of preferred              -           -        (80.0)
securities
     Other, net                          .2         -          (.6)
  Financing activities:
     Net borrowings (repayments)     (108.2)       (5.8)      97.1
     Issuance of common stock, net    131.5         -          -
     Issuance of Convertible
Preferred
        Securities, net               192.4         -          -
     Other, net                         (.6)       (4.0)      (4.9)
  Cash acquired and currency            3.5         (.6)       1.4
translation


                                   $   86.5    $  (17.6)  $  (53.5)




Cash paid for:
  Interest expense                 $     9.0   $    2.2   $    2.2

  Convertible Preferred Securities      -          13.3       13.3
dividends
  Income taxes                          6.3        22.5       23.7


     At December 31, 1998, TIMET had $15 million of cash and equivalents and $133 million of borrowing availability under its U.S. and European bank credit lines. Available borrowings in the future could potentially be reduced due to the leverage and interest coverage ratios included in TIMET's U.S. credit agreement. Net debt at year-end 1998 was $90 million ($15 million of cash and equivalents and $105 million of notes payable and long-term debt, principally borrowings under TIMET's U.S. and U.K. long-term bank credit agreements). The Convertible Preferred Securities do not require principal amortization and TIMET has the right to defer interest payments for one or more periods of up to 20 consecutive quarters.

     ~Operating~Activities.~~~Cash provided by operating activities was approximately $76 million in 1998 and $73 million in 1997. Cash used by operating activities was approximately $1 million in 1996, as summarized below.

                                      1996       1997      1998

                                            (in millions)
Excluding changes in assets and      $ 53.0    $  121.3   $108.7
liabilities
Changes in assets and liabilities     (53.7)     (48.7)    (32.6)


                                     $  (.7)   $  72.6    $ 76.1




     Cash provided by operating activities, excluding changes in assets and liabilities, during the past three years generally follows the trend in operating results. Changes in assets and liabilities reflect the timing of purchases, production and sales, and can vary significantly from period to period. Accounts receivable increased (used cash) in 1996 and 1997 primarily because sales levels were increasing, and provided cash in 1998 as sales levels were decreasing. TIMET currently expects net collections of receivables to be a source of cash in 1999, particularly in the early part of the year due to both lower sales levels and improved collection efforts.

     Inventories increased in 1996, reflecting the higher activity levels, and decreased in 1997 as a result of very high shipment levels in the fourth quarter of that year. Inventories increased significantly in 1998, reflecting material purchases and build rates that were based on expected sales levels higher than the actual sales level turned out to be. TIMET expects to significantly reduce inventories during 1999 as excess raw materials are consumed and other reduction/control efforts are realized.

     Changes in net current income taxes payable increased in 1996 and 1997 and decreased in 1998 in part due to the delayed timing of cash payments for taxes in Europe relative to earnings. Changes in accounts with related parties resulted primarily from payment of accrued interest in 1996 and relative changes in receivable levels with joint ventures in 1997 and 1998.

     ~Investing~Activities.~~~TIMET's capital expenditures were $115 million in 1998, up from $66 million in 1997 and $22 million in 1996. About one-half of capital expenditures during the two-year 1997-1998 period related to capacity expansion projects associated with long-term customer agreements, which projects are also expected to improve cycle times and yields and to increase efficiency. The majority of these significant projects in both the U.S. and Europe have come on line or will be complete by the end of the first quarter of 1999.

     Approximately one-fourth of the two-year 1997-1998 period capital spending related to the major business enterprise-wide information systems and information technology project being implemented throughout TIMET. The new system was implemented in stages in the U.S. during 1998, with initial implementation substantially completed with the rollout to the U.K. in February 1999. Certain costs associated with the business enterprise information systems project, including training and reengineering, are expensed as incurred.

     Capital spending for 1999 is currently expected to be below $40 million, which is less than expected depreciation and amortization expense of approximately $45 million.

     Cash used for business acquisitions and joint ventures in 1998 related primarily to the Loterios and Wyman-Gordon transactions. In 1997, such investments consist primarily of cash contributions in connection with the formation of ValTimet and investments in companies developing new markets and uses for titanium. Acquisitions in 1996 consisted of the IMI Titanium Acquisition, the AJM Acquisition and other smaller European acquisitions.

     In October 1998, TIMET purchased $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock"), in connection with SMC's acquisition of the Inco Alloys International high performance nickel alloys business unit of Inco Limited. No dividends have been paid to date on the SMC Preferred Stock due to limitations imposed by SMC's bank credit agreement, and TIMET believes that these limitations may prevent SMC's payment of dividends for some time.

     ~Financing~Activities.~~~Net borrowings of $97 million in 1998 were primarily to fund capital expenditures and the Loterios acquisition. Net debt repayments of $6 million in 1997 relate primarily to reductions in European working capital borrowings, including amounts due to CEZUS, TIMET's minority partner in TIMET Savoie.

     TIMET's net proceeds from the initial public offering in June 1996 approximated $131 million. TIMET used approximately $125 million of such net proceeds to repay existing indebtedness, including amounts due to Tremont and IMI. TIMET received net proceeds of approximately $192 million from the sale of the Convertible Preferred Securities by TIMET Capital Trust I in November 1996. TIMET used approximately $96 million of such net proceeds to repay indebtedness incurred in conjunction with the AJM Acquisition.

     TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past and, in light of its current outlook, may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

     In the normal course of business, TIMET investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and related industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.
~
NL~Industries
~    Summarized balance sheet and cash flow information of NL is presented below.

                                               December 31,

                                            1997         1998

                                              (In millions)
Cash and cash equivalents                $  106.1   $    163.1
Other current assets                        348.4        383.0
Noncurrent securities                        17.3         17.6
Investment in joint                         172.7        171.2
ventures
Other noncurrent assets                      42.5         37.9
Property and equipment, net                 411.2        382.2


                                         $1,098.2    $ 1,155.0



Current liabilities                      $  276.4   $    310.0
Long-term debt                              666.8        292.8
Deferred income taxes                       132.8        196.2
Accrued OPEB cost                            51.0         41.7
Environmental liabilities                   125.5         81.5
Other noncurrent                             67.7         79.9
liabilities
Minority interest                              .3           .6
Shareholders' equity
(deficit)
  Capital and retained                      (92.8)       284.4
earnings


  Other comprehensive income,
principally foreign
     currency translation
                                           (129.5)      (132.1)

                                           (222.3)       152.3


                                         $1,098.2    $ 1,155.0




                                  Years ended December 31,

                               1996         1997         1998

                                       (In millions)
Net cash provided (used)
by:
     Operating activities   $     16.5   $   89.2     $   45.1
     Investing activities:
        Capital                 (64.2)      (28.2)       (22.4)
expenditures
        Other, net               (4.2)       17.1        439.7
     Financing activities:
        Net borrowings           65.1      (182.2)      (285.4)
(repayments)
        Other, net              (38.5)       99.6       (110.8)
     Currency translation        (2.7)       (2.3)        (7.6)
and other





                            $   (28.0)   $   (6.8)    $   58.6



Cash paid for:
     Interest, net of       $    51.7     $  55.9      $  38.0
amounts capitalized
     Income taxes, net           50.4         6.9         54.2

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities and Rheox, net, in 1997 and 1998 improved from the prior year primarily due to higher operating income.

     Changes in NL's inventories, receivables and payables (excluding the effect of currency translation) provided cash in 1996 and 1997 and used cash in 1998 primarily due to reductions in inventory levels in 1996 and 1997 and increases in inventory levels in 1998. Income tax payments in 1998 as a result of the gain on sale of Rheox and certain German income tax payments in 1996, discussed below, significantly decreased cash flows from operating activities for each respective year.

     NL sold the net assets of its Rheox specialty chemicals business to Elementis plc in January 1998 for $465 million cash (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. NL recognized an after-tax gain of approximately $286 million on the sale of this business segment.

     NL used a majority of the $380 million after-tax net proceeds from the sale of Rheox to (i) prepay $118 million of the Rheox term loan, (ii) prepay $42 million of Kronos' tranche of the LPC joint venture term loan, (iii) make $65 million of open-market purchases of NL's 13% Senior Secured Discount Notes at prices ranging from $101.25 to $105.19 per $100 of their principal amounts, (iv) purchase $6 million of the Senior Secured Notes and $61 thousand of the Senior Secured Discount Notes at a price of $100 and $96.03 per $100 of their principal amounts, respectively, pursuant to a June 1998 pro rata tender offer to Note holders as required under the terms of the indenture, and (v) redeem the remaining $121 million 13% Senior Secured Discount Notes on October 15, 1998 at the redemption price of 106% of the principal amount, in accordance with the terms of the Senior Secured Discount Notes indenture.

     Borrowings in 1998 included DM 35 million ($19 million when borrowed) under NL's short-term non-U.S. credit facilities and DM 20 million ($11 million when borrowed) under NL's DM revolving credit facility. Repayments in 1998 included DM 40 million ($23 million when paid) of the DM revolving credit facility and DM 81 million ($44 million when paid) of its DM term loan. In 1997, NL prepaid DM 207 million ($127 million when paid) of its DM term loan, repaid DM 43 million ($26 million when paid) of its DM revolving credit facility, repaid $15 million of its joint venture term loan and repaid DM 15 million ($9 million when paid) of its short-term DM-denominated notes payable. In 1996 NL borrowed DM 144 million ($96 million when borrowed) under its DM revolving credit facility. It used DM 49 million ($32 million) to fund the German tax settlement payments described below, and used the remainder of the proceeds primarily to fund operations. Repayments of indebtedness in 1996 included payments of $15 million on the joint venture term loan and DM 16 million ($10 million when repaid) in payments on DM-denominated notes payable.

     NL's capital expenditures during the past three years include an aggregate of $38 million ($6 million in 1998) for NL's ongoing environmental protection and compliance programs, including German and Norwegian off-gas desulfurization systems. NL's estimated 1999 and 2000 capital expenditures are $38 million and $30 million, respectively, and include $13 million and $8 million, respectively, in the area of environmental protection and compliance.

     In the last three years, NL spent $27 million ($2 million in 1998) in capital expenditures related to its debottlenecking project at its Leverkusen, Germany chloride-process TiO2 facility. The debottlenecking project increased NL's annual attainable production by approximately 20,000 metric tons in 1997, and NL estimates its worldwide annual attainable capacity is 440,000 metric tons. Capital expenditures of the manufacturing joint venture and NL's discontinued operations are not included in NL's capital expenditures.

     At December 31, 1998, NL had cash and cash equivalents aggregating $155 million (17% held by non-U.S. subsidiaries) and $12 million of restricted cash equivalents. At December 31, 1998, NL's subsidiaries had $104 million available for borrowing under non-U.S. credit facilities. At December 31, 1998, NL had complied with all financial covenants governing its debt agreements.

     Dividends paid during 1998 totaled $4.6 million. No dividends were paid in 1997. Dividends paid during 1996 totaled $15.3 million. At December 31, 1998, NL had $47 million available for payment of dividends pursuant to the Senior Notes indenture. On February 10, 1999, NL's Board of Directors increased the regular quarterly dividend from $.03 per share to $.035 per share and declared a dividend to shareholders of record as of March 17, 1999 to be paid on March 31, 1999.

     In June 1998, as a result of the settlement of a shareholder derivative lawsuit on behalf of NL, Valhi transferred $14.4 million in cash to NL, and NL paid plaintiffs' attorneys' fees and expenses of $3.2 million.

     Based upon NL's expectations for the TiO2 industry and anticipated demands on NL's cash resources as discussed herein, NL expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from NL's expectations, NL's liquidity could be adversely affected.

     Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest. NL previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved significant tax contingencies for years through 1990. In the third quarter of 1998, NL received a DM 14 million ($8.2 million when received) refund of 1990 German dividend withholding taxes. The German tax authorities were required to refund such amounts based on a 1998 German Supreme Court decision in favor of another taxpayer. The refund resulted in a reduction of the settlement amount from DM 44 million referred to above to DM 30 million for years through 1990. No further withholding tax refunds are expected.

     Certain other significant German tax contingencies aggregating an estimated DM 172 million ($103 million at December 31, 1998) through 1997 remain outstanding and are in litigation. Of these, one primary issue represents disputed amounts aggregating DM 160 million ($96 million at December 31, 1998) for years through 1997. NL has received tax assessments for a substantial portion of these amounts. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved. During 1997, a German tax court proceeding involving a tax issue substantially the same as this issue was decided in favor of the taxpayer. The German tax authorities appealed that decision to the German Supreme Court which in February 1999 rendered its judgment in favor of the taxpayer. NL believes that the German Supreme Court's judgment should determine the outcome of NL's primary dispute with the German tax authorities. Based on this recent favorable judgment, NL will request that the tax assessments be withdrawn. NL has granted a DM 94 million ($57 million at December 31, 1998) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen related to this tax contingency, and a DM 5 million ($3 million at December 31, 1998) lien in favor of the German federal tax authorities for other tax contingencies. If the German tax authorities withdraw their assessments based on the German Supreme Court's decision, NL expects to request the release of the DM 94 million lien in favor of the City of Leverkusen.

     In addition, during 1997, NL reached an agreement with the German tax authorities regarding certain other issues not in litigation for the years 1991 through 1994, and agreed to pay additional tax deficiencies of DM 9 million ($5 million at December 31, 1998), most of which was paid in the third quarter of 1998.

     During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at December 31, 1998) relating to 1994. NL has appealed this assessment and has begun litigation proceedings. During 1998 NL was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million at December 31, 1998) will likely be proposed for the year 1996. NL intends to vigorously contest this issue and litigate, if necessary. Although NL believes that it will ultimately prevail, NL has granted a lien for the 1994 tax assessment on its Norway TiO2 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

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

     At December 31, 1998, NL had net deferred tax liabilities of $195 million. NL operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $134 million at December 31, 1998, principally related to the U.S. and Germany, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

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

     As a result of certain computer programs being written using two digits rather than four to define the applicable year, certain of NL's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

     NL is in the process of evaluating and upgrading its computer systems (both information technology systems and non-IT systems involving embedded chip technology) and software applications (collectively referred to as "systems") to ensure that the systems function properly beginning January 1, 2000. To achieve its Y2K compliance plan, NL is utilizing internal and external resources to identify, correct or reprogram, and test its systems.

     NL has conducted an inventory of its IT systems worldwide and is currently testing the systems and applications that have been corrected or reprogrammed for Y2K readiness. NL has completed a preliminary inventory of its non-IT systems and is in the process of validating the inventory and correcting or replacing date-deficient systems. The remediation effort is well under way on all critical IT and non-IT systems, and NL anticipates that remediation of such critical systems will be substantially complete by March 1999, and that remediation and testing of all remaining systems will be complete by September 1999. Once systems undergo remediation, they are tested for year 2000 readiness. For critical systems, the testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources. NL uses a number of packaged software products that have been upgraded to a Y2K ready version in the normal course of business. Excluding the cost of these software upgrades, NL's cost of becoming Y2K ready is expected to be approximately $2 million, of which about half has been spent through December 31, 1998.

     NL has identified approximately 30 major computer systems and assessed them for year 2000 readiness. At December 31, 1998, approximately 80% of the systems are year 2000 ready. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level coordinator, and the status of each of the remaining systems will be specifically tracked and monitored.

     As part of its Y2K readiness plan, NL has requested confirmations from its major domestic and foreign software vendors, hardware vendors, primary suppliers and major customers, that they are developing and implementing plans to become, or are, Y2K ready. Confirmations received to date from NL's software vendors, hardware vendors, primary suppliers and major customers indicate that generally they are in the process of implementing remediation plans to ensure that their systems are ready by December 31, 1999. The major software vendors used by NL have already delivered Y2K ready software. Not withstanding these efforts, the ability of NL to affect Y2K readiness of such vendors, suppliers and customers is limited.

     NL is developing a contingency plan to address potential Y2K related business interruptions that may occur on January 1, 2000, or thereafter. This plan is expected to be completed in the second quarter of 1999.

     Although NL expects its systems to be Y2K ready before December 31, 1999, it cannot predict the outcome or success of the Y2K readiness programs of its vendors, suppliers, and customers. NL also cannot predict whether its major software vendors, who continue to test for Y2K readiness, will find additional problems that would result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, NL cannot predict the impact on its financial condition or results of nonready Y2K systems that NL directly or indirectly relies upon. Should NL's Y2K readiness plan not be successful or be delayed beyond January 2000, or should one or more vendors, suppliers or customers fail to adequately address their Y2K issues, the consequences to NL could be far-reaching and material, including an inability to produce TiO2 at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include plant malfunction, impeded communications or power supplies, or slower transaction processing and financial reporting. Although not anticipated, the most reasonably likely worst-case scenario of failure by NL or its key suppliers or customers to become Y2K ready would be a short-term slowdown or cessation of manufacturing operations at one or more of its facilities and a short-term inability on the part of NL to process orders and billings in a timely manner, and to deliver product to customers.

     Beginning January 1, 1999, eleven of the fifteen members of the European Union, including Germany, Belgium, the Netherlands and France, adopted the Euro as their common legal currency. Following the introduction of the Euro, the participating countries' national currencies remain legal tender as denominations of the Euro from January 1, 1999 through January 1, 2002, and the exchange rates between the Euro and such national currency units are fixed.

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

     NL has a significant amount of outstanding DM-denominated indebtedness which, at NL's option, may be repaid in euros. Modifications of information systems to handle Euro-denominated transactions will be required, although the modifications are not expected to be extensive.

     In 1998 NL assessed and evaluated the impact of the Euro conversion on its business and made the necessary system conversions. NL spent and charged to expense less than $1 million in evaluation and conversion costs. Because of the inherent uncertainty of the effect of the euro conversion, NL cannot accurately predict the impact on its results of operations, financial condition or liquidity.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TREMONT

     The Company is exposed to market risk from changes in interest rates and equity security prices, and through its equity investees, foreign exchange rates. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk and typically does not enter into currency forward contracts to manage its foreign exchange market risk. The Company was not a party to any type of forward or derivative option contract at December 31, 1998.

     ~Interest~rates.~The Company is exposed to market risk from changes in interest rates related to indebtedness to Contran, a related party. See Note 10 to the Consolidated Financial Statements. At December 31, 1998, the Company's $5.9 million of such indebtedness was 100% variable rate, had a weighted average interest rate of 7.25% and, being payable on demand, is classified as a current liability.

     ~Marketable~equity~security~prices.~The Company is exposed to market risk due to changes in prices of marketable securities which are owned. The fair value of such equity securities at December 31, 1998 was $.5 million. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $50,000.

TIMET

~    General.~TIMET is exposed to market risk from changes in foreign currency exchange rates and interest rates. TIMET typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk and typically does not enter into currency forward contracts to manage its foreign exchange market risk associated with receivables, payables and indebtedness denominated in a currency other than the functional currency of the particular entity. TIMET was not a party to any type of forward or derivative option contract at December 31, 1998.

     ~Interest~rates.~TIMET is exposed to market risk from changes in interest rates related to indebtedness. At December 31, 1998, substantially all of TIMET's indebtedness was denominated in U.S. dollars and bore interest at variable rates, primarily related to spreads over LIBOR, as summarized below.

                            Contractual maturity date

                                                             Interes
                                                                t
                          1999     2000     2001     2002     Rate
                                                               (1)

                                 ( In millions )
Variable rate debt:
   U. S. dollars         $  3.5   $ -      $18.8    $80.0     5.64%

   Italian lira (2)         1.6     -        -        -       6.88%

Fixed rate debt:
   German marks (2)          .1     -        -        -       8.25%
   Italian lira (2)          .5      .5       .4       .2     5.90%

(1)  Weighted average.
(2)  Non-U. S. dollar denominated amounts are translated at year-end rates of exchange.

     ~Foreign~currency~exchange~rates.~TIMET is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations --Results of Operations - TIMET European Operations," which information is incorporated herein by reference.

     ~Other.~TIMET holds $80 million of preferred securities that are not publicly-traded and are accounted for by the cost method. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - TIMET - Investing Activities."

NL Industries

     NL is exposed to market risk from changes in foreign exchange rates, interest rates and equity security prices. In the past, NL has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, NL has not generally entered into forward or option contracts to manage such market risks, nor has NL entered into any such contract or other type of derivative instrument for trading purposes. NL was not a party to any forward or derivative option contracts related to currency exchange rates or equity security prices at December 31, 1998.

~    Interest~rates~.  NL is exposed to market risk from changes in interest rates, primarily related to indebtedness.~
~
     At December 31, 1998 NL's aggregate indebtedness was split between 62% of fixed-rate instruments and 38% of variable-rate borrowings. The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates, by contractual maturity dates, for NL's aggregate indebtedness. At December 31, 1998 all outstanding fixed-rate indebtedness was denominated in U.S. dollars, and all outstanding variable-rate indebtedness was denominated in Deutsche marks. Information shown below for such DM-denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 1998 using that date's exchange rate of 1.66 DM per U.S. dollar.

                      Contractual Maturity Date          Fair
                                                         Value

                                                        December
                                                           31,
                1999   2000   2001  2002  2003   Total    1998

                            (In millions)
Fixed-rate debt
(U.S. dollar-
denominated):
     Principal   $-     $-     $-    $-   $244.0 $244.0    $253.1
amount
     Weighted-    -      -      -     -   11.75% 11.75%
       average
  interest rate

Variable rate
debt (DM
denominated):
     Principal  $101.2 $48.4    $.2   $.2  $-    $150.0    $150.0
amount
     Weighted-    5.4%   6.1%   9.3%  9.3%  -      5.6%
  average
  interest rate

     ~Currency~exchange~rates.~NL is exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the Deutsche mark, Canadian dollar, Belgian franc, French franc, Norwegian krone and the United Kingdom pound sterling. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of risks and uncertainties related to the conversion of certain of these currencies to the Euro.

     As described above, at December 31, 1998, NL had $150 million of indebtedness denominated in Deutsche marks. The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates would be approximately $15 million.

     ~Marketable~equity~security~prices.~NL is exposed to market risk due to changes in prices of the marketable securities which are owned. The fair value of such equity securities at December 31, 1998 was $18 million. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $1.8 million.
     ~
     ~O~ther.~ The Company believes there are certain shortcomings in the sensitivity analyses presented above, which analyses are required under the Securities and Exchange Commission's regulations. For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables which affect NL's results of operations and cash flows, such as demand for NL's products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous parallel shifts along the yield curve. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses NL would incur assuming the hypothetical changes in market prices were actually to occur.

     The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by NL of future events or losses.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" on page F.

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

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)   Financial Statements and Schedules

 ~The~Registrant
 ~
          The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F) are filed as part of this Annual Report.

 ~50~percent-or-less~owned~persons
 ~
          Consolidated financial statements of Titanium Metals Corporation (33% owned at December 31, 1998), with independent auditors report thereon, pages F through F-29 inclusive of TIMET's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-28538) included herein as Exhibit 99.1, are filed as part of this Annual Report.

          Consolidated financial statements of NL Industries, Inc. (20% owned at December 31, 1998), with independent auditors report thereon, pages F-1 through F-45 inclusive of NL's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-640) included herein as Exhibit 99.2, are filed as part of this Annual Report.

 (b)                Reports on Form 8-K

          Reports on Form 8-K filed by the Registrant for the quarter ended December 31, 1998 and the months of January and February, 1999:

   Filing Date          Items Reported


October 20, 1998    -       5 and 7

October 22, 1998    -       5 and 7

January 28, 1999    -       5 and 7

February 10, 1999   -       5 and 7

February 16, 1999   -       5 and 7


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

4.1 Plan of Restructuring between Baroid Corporation ("Baroid", formerly New Baroid Corporation) and Tremont, incorporated by reference to
        Exhibit 2.01 of Baroid's registration statement on Form 10 (File No. 1-10624), filed with the Commission on August 31, 1990.

4.2 Registration Rights Agreement, dated October 30, 1991, by and between NL Industries, Inc. and Tremont Corporation, incorporated by reference to Exhibit 4.3 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

4.3 Indenture dated October 20, 1993 governing NL's 11.75% Senior Secured Notes due 2003, including form of Senior Note, incorporated by reference to Exhibit 4.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

4.4  Senior Mirror Notes dated October 20, 1993, incorporated by reference to
        Exhibit 4.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

4.5 Senior Note Subsidiary Pledge Agreement dated October 20, 1993 between NL and Kronos, Inc., incorporated by reference to Exhibit 4.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

4.6 Third Party Pledge and Intercreditor Agreement dated October 20, 1993 between NL, Chase Manhattan Bank (National Association) and Chemical Bank, incorporated by reference to Exhibit 4.5 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

4.7 Certificate of Trust of TIMET Capital Trust I, dated November 13, 1996, incorporated by reference to Exhibit 4.1 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

4.8 Amended and Restated Declaration of Trust of TIMET Capital Trust I, dated as of November 20, 1996, among Titanium Metals Corporation, as Sponsor, The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank (Delaware), as Delaware Trustee and Joseph S. Compofelice, Robert
        E. Musgraves and Mark A. Wallace, as Regular Trustees, incorporated by reference to Exhibit 4.2 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

4.9 Indenture for the 6 5/8% Convertible Subordinated Debentures, dated as of November 20, 1996, among Titanium Metals Corporation and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 of

        Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

4.10    Form of 6 5/8% Convertible Preferred Securities (included in Exhibit
        4.5 above), incorporated by reference to Exhibit 4.5 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

4.11    Form of 6 5/8% Convertible Subordinated Debentures (included in Exhibit
        4.6 above), incorporated by reference to Exhibit 4.5 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

4.12 Form of 6 5/8% Trust Common Securities (included in Exhibit 4.6 above), incorporated by reference to Exhibit 4.5 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

4.13 Convertible Preferred Securities Guarantee, dated as of November 20, 1996, between Titanium Metals Corporation, as Guarantor, and The Chase Manhattan Bank, as Guarantee Trustee, incorporated by reference to
        Exhibit 4.6 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

9.1 Shareholders' Agreement, dated February 15, 1996, among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch Ltd., and IMI Americas, Inc., incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the Commission on March 1, 1996.

9.2 Amendment to the Shareholders' Agreement, dated March 29, 1996, among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch

        Ltd., and IMI Americas, Inc., incorporated by reference to Exhibit
        10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

10.1 Amended and Restated 1988 Long Term Performance Incentive Plan of Tremont, incorporated by reference to Exhibit 10.1 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1994.

10.2 Form of Insurance Sharing Agreement between NL Industries, Inc., NL Insurance, Ltd., Tremont and Baroid, incorporated by reference to
        Exhibit 10.6 of Baroid's registration statement on Form 10 (File No. 1-10624), filed with the Commission on August 31, 1990.

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

10.5 Intercorporate Services Agreement between Contran Corporation and Tremont effective as of January 1, 1998, incorporated by reference to Exhibit
        10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.6 Intercorporate Services Agreement by and between Tremont and NL effective as of January 1, 1998, incorporated by reference to Exhibit 10.11 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1998.

10.7* 1992 Non-Employee Director Stock Option Plan of Tremont Corporation, incorporated by reference to Exhibit 10.21 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

10.8 Sponge Purchase Agreement, dated May 30, 1990, between Titanium Metals Corporation and Union Titanium Sponge Corporation and Amendments No. 1 and 2, incorporated by reference to Exhibit 10.25 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10.9 Amendment No. 3 to the Sponge Purchase Agreement, dated December 3, 1993, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

10.10 Amendment No. 4 to the Sponge Purchase Agreement, dated May 2, 1996, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

10.11 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England, incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

10.12 Intercorporate Services Agreement between Titanium Metals Corporation and Tremont Corporation, effective as of January 1, 1998, incorporated by reference to Exhibit 10.1 of Titanium Metals Corporation's Quarterly

        Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.13* 1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 of Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).

10.14* 1996 Amended and Restated Non-employee Director Compensation Plan of Titanium Metals Corporation incorporated by reference to Exhibit 10.7* of Titanium Metals Corporations's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 1998.

10.15* Employment Agreement between Andrew R. Dixey and Titanium Metals Corporation, dated February 13, 1996, incorporated by reference to
        Exhibit 10.21 of Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.16 Agreement, dated June 28, 1995, among Titanium Metals Corporation, Tremont Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.24 of Titanium Metals Corporation's Registration Statement on Form S-1 (No. 333-2940).

10.17 Asset Purchase Agreement, dated October 1, 1996, by and between Titanium Metals Corporation and Axel Johnson Metals, Inc., incorporated by reference to Exhibit 2.1 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on October 16, 1996.

10.18 Purchase Agreement, dated November 20, 1996, between Titanium Metals Corporation, TIMET Capital Trust I, Salomon Brothers Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co.

        Incorporated, as Initial Purchasers, incorporated by reference to
        Exhibit 99.1 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

10.19 Registration Agreement, dated November 20, 1996, between TIMET Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to Exhibit 99.1 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

10.20 $200,000,000 Credit Agreement among Titanium Metals Corporation and various lending institutions dated as of July 30,1997 incorporated by reference to Exhibit 10.1 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) dated July 30, 1997.

10.21 First Amendment to Credit Agreement and Waiver among Titanium Metals Corporation and various lending institutions dated as of May 15, 1998, incorporated by reference to Exhibit 10.2 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 1998.

10.22 Investment Agreement dated July 9, 1998, between Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.1 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) dated July 9, 1998.

10.23 Form of Loan and Pledge Agreement by and between Titanium Metals Corporation and individual TIMET executives under Titanium Metals Corporation's Executive Stock Ownership Loan Program, incorporated by reference to Exhibit 10.3 of Titanium Metals Corporation's Quarterly

        Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.24 Amendment to Investment Agreement, dated October 28, 1998, among Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.4 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.25 Registration Rights Agreement, dated October 28, 1998, between TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.5 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.26 Certificate of Designations for the Special Metals Corporation Series A Preferred Stock, filed on October 28, 1998, with the Secretary of State of Delaware, incorporated by reference to Exhibit 4.5 of a Current Report on Form 8-K dated October 28, 1998, filed by Special Metals Corporation (File No. 000-22029).

10.27 Amended and Restated Loan Agreement dated as of October 15, 1993, among Kronos International, Inc., the Banks set forth therein, Hypobank International S.A., as Agent and Banque Paribas, as Co-Agent, incorporated by reference to Exhibit 10.17 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.28 Second Amended and Restated Loan Agreement dated as of January 31, 1997 among Kronos International, Inc., Hypobank International S.A., as Agent, and the banks set forth therein, incorporated by reference to
        Exhibit 10.2 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1996.

10.29 Amended and Restated Liquidity Undertaking dated October 15, 1993 by NL, Kronos, Inc. and Kronos International, Inc. to Hypobank International S.A., as Agent, and the Banks set forth therein, incorporated by reference to Exhibit 10.18 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.30 Second Amended and Restated Liquidity Undertaking dated January 31, 1997 by NL, Kronos, Inc. and Kronos International, Inc. to and in favor of Hypobank International S.A., as Agent, and the Banks set forth therein, incorporated by reference to Exhibit 10.4 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1996.

10.31 Guaranty dated as of January 31, 1997 made by NL in favor of Hypobank International S.A., as Agent, incorporated by reference to Exhibit 10.5 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1996.

10.32 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof), incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.33 Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document), incorporated by reference to Exhibit
        10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.34 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc., incorporated by reference to Exhibit 10.17 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.35 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.36 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc., incorporated by reference to
        Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.37 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.38 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.22 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.39 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.5 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.40 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment

        Company, L.P., incorporated by reference to Exhibit 10.24 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.41 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc., incorporated by reference to Exhibit 10.6 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.42 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc., incorporated by reference to Exhibit 10.7 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.43 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited, incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.44 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc., incorporated by reference to Exhibit
        10.9 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.45 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas, Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc., incorporated by reference to Exhibit 10.10 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.46* 1985 Long Term Performance Incentive Plan of NL Industries, Inc., as adopted by the Board of Directors on February 27, 1985, incorporated by reference to Exhibit A of NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on April 24, 1985.

10.47 Form of Director's Indemnity Agreement between NL and the independent members of the Board of Directors of NL, incorporated by reference to
        Exhibit 10.20 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1987.

10.48* 1989 Long Term Performance Incentive Plan of NL Industries, Inc., incorporated by reference to Exhibit B of NL's Proxy Statement on
        Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on May 8, 1996.

10.49* NL Industries, Inc. Variable Compensation Plan, incorporated by reference to Exhibit A of NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on May 8, 1996.

10.50* NL Industries, Inc. Retirement Savings Plan, as amended and restated effective April 1, 1996, incorporated by reference to Exhibit 10.38 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1996.

10.51* NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992, incorporated by reference to Appendix A of NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on April 30, 1992.

10.52 Intercorporate Services Agreement by and between Valhi, Inc. and NL effective as of January 1, 1998, incorporated by reference to Exhibit
        10.10 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1998.

10.53 Intercorporate Services Agreement by and between Contran Corporation and NL effective as of January 1, 1998, incorporated by reference to
        Exhibit 10.9 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1998.

10.54 Intercorporate Service Agreement by and between Titanium Metals Corporation and NL effective January 1, 1998, incorporated by reference to Exhibit 10.12 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1998.

10.55 Intercorporate Services Agreement by and between CompX International Inc. and NL effective as of January 1, 1998, incorporated by reference to Exhibit 10.13 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1998.

10.56 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation, incorporated by reference to Exhibit 10.20 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

10.57* Executive severance agreement effective as of March 9, 1995 by and between NL and Lawrence A. Wigdor, incorporated by reference to Exhibit
        10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1996.

10.58* Executive severance agreement effective as of July 24, 1996 by and between NL and J. Landis Martin, incorporated by reference to Exhibit
        10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1997.

10.59* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991, incorporated by reference to Exhibit 10.26 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1992.

10.60* Agreement to Defer Bonus Payment dated February 20, 1998 between NL and Lawrence A. Wigdor and related trust agreement, incorporated by reference to Exhibit 10.48* of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1997.

10.61*  Agreement to Defer Bonus Payment dated February 20, 1998 between NL and
        J. Landis Martin and related trust agreement, incorporated by reference to Exhibit 10.49* of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1997.

10.62 Asset Purchase Agreement dated as of December 29, 1997 by and among NL Industries, Inc., Rheox, Inc., Rheox International, Inc., Harrisons and Crosfield plc, Harrisons and Crosfield (America) Inc. and Elementis Acquisition 98, Inc, incorporated by reference to Exhibit 10.50 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1997.

21.1    Subsidiaries of the Registrant.

23.1    Consent of PricewaterhouseCoopers LLP.

27.1    Financial Data Schedule for the year ended December 31, 1998.

99.1 Titanium Metals Corporation (File No. 0-28538) Annual Report on Form 10-K for the year ended December 31, 1998, Item 3 - "Legal Proceedings" and
        Item 8 - "Financial Statements and Supplementary Data" (pages F to F-
        29).

99.2 NL Industries, Inc. (File No. 1-640) Annual Report on Form 10-K for the year ended December 31, 1998, Item 3 - "Legal Proceedings" and Item 8 - "Financial Statements and Supplementary Data" (pages F-1 to F-45).



*       Management contract, compensatory plan or arrangement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    TREMONT CORPORATION
                                    (Registrant)



                                  By    /s/ J. Landis Martin
                                     J. Landis Martin, March 23, 1999
                                     (Chairman of the Board, President
                                     and Chief Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Susan E. Alderton                /s/ Harold C. Simmons
Susan E. Alderton, March 23, 1999    Harold C. Simmons, March 23, 1999
(Director)                           (Director)


/s/ Richard J. Boushka               /s/ Thomas P. Stafford
Richard J. Boushka, March 23, 1999   Thomas P. Stafford, March 23, 1999
(Director)                           (Director)


/s/ J. Landis Martin                 /s/ Avy H. Stein
J. Landis Martin, March 23, 1999     Avy H. Stein, March 23, 1999
(Chairman of the Board, President    (Director)
 and Chief Executive Officer)


/s/ Glenn R. Simmons                 /s/ J. Thomas Montgomery, Jr.
Glenn R. Simmons, March 23, 1999     J. Thomas Montgomery, Jr., March 23, 1999
(Director)                           (Vice President-Controller and Treasurer)
                                     (Principal Finance and Accounting Officer)

                              TREMONT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(a) and 14(d)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


                                                                          Page
FINANCIAL STATEMENTS

  Report of Independent Accountants                                       F-1

  Consolidated Balance Sheets - December 31, 1997 and 1998             F-2/F-3

  Consolidated Statements of Income - Years ended December 31, 1996,
     1997 and 1998                                                        F-4

  Consolidated Statements of Comprehensive Income - Years ended
     December 31, 1996, 1997 and 1998                                     F-5

  Consolidated Statements of Cash Flows - Years ended December 31, 1996,
     1997 and 1998                                                     F-6/F-7

Consolidated Statements of Stockholders' Equity - Years ended December 31,
     1996, 1997 and 1998                                                  F-8

  Notes to Consolidated Financial Statements                          F-9/F-26


FINANCIAL STATEMENT SCHEDULES

  Report of Independent Accountants                                       S-1

  Schedule II - Valuation and Qualifying Accounts                         S-2

  Schedules I, III and IV are omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Tremont Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Tremont Corporation as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Denver, Colorado
January 28, 1999

                              TREMONT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1998

                     (In thousands, except per share data)

ASSETS                                                1997       1998

Current assets:
   Cash and cash equivalents                        $37,959   $  3,132

   Accounts and notes receivable                      5,544      3,255
   Receivable from related parties                    2,277      2,157
   Refundable income taxes                                -      1,087
   Prepaid expenses                                   1,206      1,203


          Total current assets                       46,986     10,834


Other assets:
   Investment in TIMET                              123,521    145,180
   Investment in NL Industries                       15,737     94,980
   Investment in joint ventures                      10,509     13,063
   Receivable from related parties                    4,019      2,212
   Other                                             13,550     21,688


         Total other assets                         167,336    277,123


Property and equipment
  Land                                                  330        330
  Buildings                                             893        913
  Equipment                                             172        172

                                                      1,395      1,415
  Less accumulated depreciation                         721        782


     Net property and equipment                         674        633


                                                   $214,996   $288,590


                              TREMONT CORPORATION

                           December 31, 1997 and 1998

                     (In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY                  1997       1998

Current liabilities:
   Accrued liabilities                              $5,714     $3,821

   Loan payable to related party                         -      5,875
   Other payables to related parties                    62        167
   Income taxes                                        212          -


          Total current liabilities                  5,988      9,863


Noncurrent liabilities:
   Insurance claims and claim expenses              17,000     15,812
   Accrued postretirement benefit cost              21,730     21,888
   Accrued environmental cost                        4,978      5,910
   Deferred income taxes                            25,766     30,995


          Total noncurrent liabilities              69,474     74,605


Minority interest                                    3,206      3,968


Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000 shares        -          -
authorized; none issued
   Common stock, $1.00 par value; 14,000 shares
authorized;
     7,690 and 7,769 shares issued, respectively     7,690      7,769

   Additional paid-in capital                       274,736    290,118
   Accumulated deficit                             (103,277)   (30,906)

   Accumulated other comprehensive income            (7,099)    (7,469)

                                                    172,050    259,512
   Less treasury stock, at cost (960 and 1,392       35,722     59,358
shares, respectively)


          Total stockholders' equity                136,328    200,154


                                                   $214,996   $288,590


Commitments and contingencies (Notes 10 and 11).

                             TREMONT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1996, 1997 and 1998

                     (In thousands, except per share data)

                                           1996       1997      1998

Equity in earnings (loss) of:
   TIMET                                 $ 15,965  $25,137  $ 14,013

   NL Industries                         (1,778)    (5,085)   57,826
   Other joint ventures                   2,476      5,231     2,911


                                         16,663     25,283    74,750

Gain on sale of TIMET stock              27,599          -         -
Corporate income (expense), net          (4,052)     1,139      (228)
Interest expense                           (274)         -       (97)


     Income before income taxes
       and minority interest             39,936     26,422    74,425

Income tax expense (benefit)              9,335     11,545    (2,040)
Minority interest                           639      1,320       762


     Income before extraordinary item    29,962     13,557    75,703

Equity in extraordinary loss of NL-
   early extinguishment of debt               -          -    (1,964)


     Net income                         $ 29,962   $13,557  $ 73,739





Earnings per share:
   Before extraordinary item:
     Basic                               $  4.05    $  1.92   $ 11.55

     Diluted                             $  3.90    $  1.76   $ 11.18

   Net income:
     Basic                               $  4.05    $  1.92   $ 11.25

     Diluted                             $  3.90    $  1.76   $ 10.88


Weighted average shares outstanding:
   Common shares                          7,406      7,058     6,553
   Diluted shares                         7,665      7,246     6,690

                              TREMONT CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 1996, 1997 and 1998

                                 (In thousands)

                                           1996       1997       1998

Net income                               $ 29,962   $ 13,557   $ 73,739

Other comprehensive income (loss), net
of taxes:
   Currency translation adjustment           560     (5,067)     1,089
   Unrealized gains (losses) on
marketable
     securities                              764         30       (142)
   Pension liabilities adjustment            310        899     (1,317)


Comprehensive income                     $ 31,596   $ 9,419    $ 73,369


                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1997 and 1998

                                 (In thousands)

                                       1996      1997      1998

Cash flows from operating activities:
   Net income                        $29,962   $13,557   $73,739

   Earnings of affiliates:
     Before extraordinary item       (16,663)  (25,283)  (74,750)                                           )         )         )
     Extraordinary item                    -         -     1,964
     Distributions                     3,014     1,040     2,635
   Gain on sale of TIMET stock       (27,599)       -         -

   Deferred income taxes               7,811    11,707    (2,049)
   Minority interest                     639     1,320       762
   Other, net                             (3)   (1,529)      834
   Change in assets and liabilities:
      Accounts and notes receivable     (462)      857     2,289
      Accounts with related parties     (244)     (380)      778
      Accrued liabilities              2,738    (1,586)     (779)
      Income taxes                       337       101      (411)
      Other, net                      (1,577)      225    (2,390)


     Net cash provided (used) by      (2,047)       29     2,622
operating activities


Cash flows from investing activities:
   Purchases of NL and TIMET common        -         -    (31,368)
stock
   Proceeds from disposition of:


     TIMET common stock, net          46,898         -         -
     Property held for sale            3,000         -         -
     Oil and gas production well           -     1,206         -
interest
   Collections on loan to TIMET       22,460         -         -
   Other, net                           (631)      (63)      (20)


     Net cash provided (used) by      71,727     1,143    (31,388)
investing activities


Cash flows from financing activities:
   Repurchases of common stock        $    -  $(32,126) $(23,636)

   Litigation settlement, net              -         -    18,976
   Letters of credit cash                  -         -    (6,955)
collateralized
   Dividends paid                          -         -    (1,368)
   Borrowings from related parties        50         -     5,875
   Related party loan repayments      (3,500)        -         -
   Repayments of indebtedness         (2,500)        -         -
   Other, net                          1,655       878     1,047


     Net cash used by financing       (4,295)   (31,248)  (6,061)
activities


          Net increase (decrease)    $65,385  $(30,076) $(34,827)




                              TREMONT CORPORATION

                  Years ended December 31, 1996, 1997 and 1998

                                 (In thousands)

                                       1996       1997       1998

Cash and cash equivalents:
   Net increase (decrease)           $65,385 $(30,076)   $ (34,827)

   Balance at beginning of year        2,650    68,035      37,959


   Balance at end of year            $68,035  $ 37,959   $   3,132




Supplemental disclosures - cash paid
(received) for:
   Interest expense                   $  334    $    -     $     -

   Income taxes                        1,189      (263)        421

                              TREMONT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   Years ended December 31, 1996, 1997, 1998
                                 (In thousands)


               Common Stock          Additional
              Shares Treasury Common  paid-in   Accumulated
              issued  shares  stock   capital     deficit


Balance at    7,550    173    $7,550  $231,815   $(146,796)
December 31,
1995

Comprehensive     -      -         -         -      29,962
income
Reduction of
interest in
   TIMET, net     -      -         -    40,227           -
(Note 4)
Common stock     90      -        90     1,562           -
issued
Other             -      -         -       176           -


Balance at    7,640    173     7,640   273,780    (116,834)
December 31,
1996

Comprehensive     -      -         -         -      13,557
income


Repurchases       -    787         -         -           -
of common
stock
Common stock     50      -        50       828           -
issued
Other             -      -         -       128           -


Balance at    7,690    960     7,690   274,736    (103,277)
December 31,
1997

Comprehensive     -      -         -         -      73,739
income
Litigation        -      -         -    12,334           -
settlement,
net (Note 9)
Dividends         -      -         -         -      (1,368)
Repurchases       -    432         -         -           -
of common
stock
Common stock     79      -        79       968           -
issued
Other             -      -         -     2,080           -


Balance at    7,769  1,392    $7,769  $290,118    $(30,906)
December 31,
1998


               Accumulated Other
              Comprehensive Income                     Total
          Currency  Marketable   Pension   Treasury Stockholders'
        translation securities liabilities   stock     equity

Balance at    $(3,145) $(62)    $(2,107)    $(3,596)  $83,659
December 31,
1995

Comprehensive     560   764         310           -    31,596
income
Reduction of
interest in
   TIMET, net    (179)    -         898           -    40,946
(Note 4)
Common stock        -     -           -           -     1,652
issued
Other               -     -           -           -       176


Balance at     (2,764)  702        (899)     (3,596)  158,029
December 31,
1996

Comprehensive  (5,067)   30         899           -     9,419


income
Repurchases         -     -           -      (32,126) (32,126)
of common
stock
Common stock        -     -           -            -      878
issued
Other               -     -           -            -      128


Balance at     (7,831)  732           -      (35,722) 136,328
December 31,
1997

Comprehensive   1,089  (142)     (1,317)           -   73,369
income
Litigation          -     -           -            -   12,334
settlement,
net (Note 9)
Dividends           -     -           -            -   (1,368)

Repurchases         -     -           -      (23,636) (23,636)
of common
stock
Common stock        -     -           -            -    1,047
issued
Other               -     -           -            -    2,080


Balance at    $(6,742)$ 590     $(1,317)    $(59,358)$200,154
December 31,
1998


                              TREMONT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Organization:

    Tremont Corporation is principally a holding company with operations conducted through 33%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. ("NL") and other joint ventures through 75%-owned TRECO L.L.C. In February 1999, Tremont exercised an option to purchase an additional two million shares of TIMET common stock from IMI plc, increasing its ownership to 39%. See Note 4.

    At December 31, 1998, Valhi, Inc. and Tremont, each affiliates of Contran Corporation, held approximately 58% and 20%, respectively, of NL's outstanding common stock, and together may be deemed to control NL. At December 31, 1998, Contran and its subsidiaries held approximately 92% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 53% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET. See Note 10.

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

~   Cash~and~cash~equivalents.~~~Cash equivalents include highly liquid investments with original maturities of three months or less. At December 31, 1998, substantially all of the Company's cash and cash equivalents were held by one financial institution.
~
~   ~Marketable~and~other~securities~and~securities~transactions.~~~The
Company's equity in unrealized gain and loss adjustments of investments held by less than majority-owned affiliates are accumulated in the marketable securities adjustment component of stockholders' equity, net of related deferred income taxes. Realized gains and losses on the Company's securities are based upon the specific identification of the securities sold.
    ~
    Investments~in~TIMET,~NL~and~joint~ventures.~~~Investments in TIMET, NL and other more than 20%-owned but less than majority-owned entities are accounted for by the equity method. Differences between the cost of each such investment and the underlying equity in the historical carrying amounts of the entity's net assets are allocated among the respective assets and liabilities based upon estimated relative fair values. Such differences are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

    At December 31, 1998, the unamortized net difference relating to NL was approximately $65 million, of which $40 million is goodwill being amortized over 40 years, with substantially all of the remainder attributable to NL's property and equipment and being amortized over the weighted-average remaining lives of the assets, or approximately 11 years. At December 31, 1998, the unamortized net difference relating to TIMET was a credit of approximately $2 million being amortized over 15 years.

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

     ~Stock-based~compensation.~~~The Company, TIMET and NL have elected the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. See Note 9.~
     ~ ~
     ~I~ncome~taxes.~~~Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries and unconsolidated affiliates not included in the consolidated tax group.

Note 3 - Operating segments:

     Tremont is a holding company with operations conducted through its equity affiliates, principally TIMET and NL.

     TIMET is a vertically integrated producer of titanium sponge, melted products (ingot and slab), and a variety of titanium mill products for aerospace, industrial and other applications. TIMET's production facilities are located in the U.S. and Europe, and its products are sold throughout the world. These worldwide integrated activities comprise TIMET's principal segment, "Titanium melted and mill products." TIMET's "Other" segment consists primarily of its titanium castings operations which were combined in a joint venture during 1998.

     NL is a producer of titanium dioxide pigments ("TiO2") and, during 1996 and 1997, rheological additives. TiO2 is a chemical product used in a wide range of "quality-of-life" type products. NL's production facilities are located in Europe and North America and its products are sold throughout the world. NL sold its rheological additives business for $465 million in January 1998.

     Other joint ventures, held by 75%-owned TRECO, are principally comprised of a (i) 32% equity interest in Basic Investments, Inc. ("BII"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and a (ii)12% interest in Victory Valley Land Company, L.P. ("VVLC"), which is actively engaged in efforts to develop certain real estate. BII owns an additional 50% interest in VVLC.

     The Company's captive insurance subsidiary, referred to herein as "TRE Insurance", reinsured certain risks of the Company, NL and their respective subsidiaries and also participated in various third party reinsurance treaties. TRE Insurance currently provides certain property and liability insurance coverage to Tremont, TIMET and NL; however, the risk associated with these policies is reinsured into the commercial reinsurance market. All of the Company's unrelated reinsurance business is in run-off. Results of the Company's captive insurance operations, which are not significant, are included in corporate expenses, net. See Note 10.

Note 4 - Investment in TIMET and NL:

     See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") of this Annual Report on Form 10-K for summarized information relating to the results of operations, financial position and cash flows of TIMET and NL, which information is incorporated herein by reference.

     ~TIMET.~~In February 1996, TIMET acquired the titanium metals businesses (the "IMI Titanium Acquisition") of IMI plc and, in June 1996, completed an initial public offering of 6.2 million shares of its common stock (the "Stock Offering"), in which Tremont sold 2.2 million shares of TIMET common stock. These transactions reduced Tremont's ownership in TIMET from 75% at December 31, 1995 to 30%. Tremont accounted for its equity in TIMET's capital transactions as a reduction of ownership interest in an affiliate and, accordingly, recorded a $41 million net increase to stockholders' equity in 1996. The change in stockholders' equity resulted from the difference between the book values of Tremont's 30% interest in TIMET and its 75% interest in TIMET before the IMI Titanium Acquisition and Stock Offering.

     In 1998, Tremont purchased additional shares of TIMET's outstanding common stock for $9.6 million and at December 31, 1998, held 10.3 million shares, or 33%, of TIMET's outstanding common stock. At December 31, 1998, the net carrying amount of the Company's investment in TIMET was approximately $14.14 per share while the market price per share of TIMET common stock on that date was $8.50. See Item 7 - "MD&A". In February 1999, Tremont exercised an option, received in connection with the IMI Titanium Acquisition, to purchase an additional 2.0 million shares of TIMET's common stock from IMI for $16 million ($7.95 per TIMET share).

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

     ~NL~Industries.~~~In 1998, Tremont purchased additional shares of NL common stock for $21.8 million and at December 31, 1998 held 10.2 million shares, or 20%, of NL's outstanding common stock. At December 31, 1998, the net carrying amount of the Company's investment in NL was approximately $9.30 per share while the market price per share of NL common stock on that date was $14.19 per share. See Item 7 - "MD&A".
~
~Note 5 - Other noncurrent assets:

                                                    December 31,

                                                   1997      1998

                                                   (In thousands)
Restricted deposits                               $6,302   $14,478

Other                                              7,248     7,210


                                                 $13,550   $21,688




     Restricted deposits for both years consist of cash collateral on letters of credit backing insurance policies at TRE Insurance. Approximately $9.7 million of such deposits were refunded in February 1999. See Note 10.

Note 6 - Accrued liabilities:

                                                    December 31,

                                                    1997     1998

                                                   (In thousands)
Postretirement benefit cost                       $1,887   $1,503

Other employee benefits                              242      324
Environmental cost                                   299      307
Legal costs                                        1,482        -
Miscellaneous taxes                                  134      135
Other                                              1,670    1,552


                                                  $5,714   $3,821




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

                                       Years ended December 31,

                                      1996       1997       1998

                                            (In thousands)
Expected income tax expense         $ 13,977   $  9,247   $ 26,049
Adjustment of deferred tax asset
 valuation   allowance              (3,495)        895    (26,876)
Incremental tax and rate
differences on equity in
 income of companies not included
in the
 consolidated tax group             (1,071)        961       (358)
U.S. state income taxes, net            78          41        (74)
Other, net                            (154)        401       (781)


                                    $ 9,335    $ 11,545   $(2,040)




Income tax expense (benefit):
  Current income taxes:
     U.S. federal                   $ 1,404    $  (225)   $   124

     U.S. state                        120          63       (115)
  Deferred income taxes              7,811      11,707     (2,049)


                                    $ 9,335    $ 11,545   $(2,040)



Comprehensive tax expense allocable
to:
  Pretax income                     $ 9,335    $ 11,545   $(2,040)

  Stockholders' equity:
     Reduction of interest in TIMET  7,878           -          -
     Litigation settlement               -           -      6,642
     Other, principally other          880      (2,258)      (253)
comprehensive income


                                    $ 18,093   $  9,287   $  4,349



     The components of deferred taxes are summarized below.

                                          December 31,

                                     1997              1998

                              Assets Liabilities ASSETS LIABILITIES

                                         (In millions)
Temporary differences relating
to net assets:
   Property and equipment      $   .1   $   -      $  .1   $   -
   Accrued OPEB cost              8.3       -        8.2       -
   Accrued liabilities and        5.9       -        5.8       -
other deductible differences
   Other taxable differences        -    (4.2)         -    (5.5)
   Investments in subsidiaries
and affiliates
     including foreign
currency translation
     adjustments                  2.8       -          -   (26.2)
   Tax loss and credit             .1       -        1.2       -
carryforwards
   Valuation allowance          (38.8)      -      (14.6)      -


   Gross deferred tax assets    (21.6)   (4.2)        .7   (31.7)
(liabilities)

Netting                          21.6   (21.6)       (.7)     .7


Total deferred taxes                -   (25.8)         -   (31.0)


Less current deferred taxes         -       -          -       -


   Net noncurrent deferred     $    -  $(25.8)     $   -  $(31.0)
taxes



     The Company has a deferred tax valuation allowance of $ 14.6 million at December 31, 1998, offsetting deferred tax assets which the Company believes did not meet the "more-likely-than-not" recognition criterion at that date. In 1996, the valuation allowance decreased by $13 million due to utilization of net operating loss carryforwards and the Company's reduction of its ownership interest in TIMET. In 1997, the valuation allowance increased by $.9 million primarily due to the Company's equity in losses in NL as partially offset by adjustments to certain corporate items. In 1998, the valuation allowance decreased by $24.2 million primarily due to a net decrease in the basis differences of the Company's investment in NL, of which $7.4 million was related to revised estimates of future equity in earnings of NL and which the Company now believes meets the "more-likely-than-not" criterion.

     At December 31, 1998, the Company had, for U.S. federal income tax purposes, NOL carryforwards of approximately $.3 million which expire in 2018 and AMT credit carryforwards of approximately $.7 million, which can be used to offset regular income taxes payable in future years. The AMT credit carryforwards have an indefinite carryforward period.

Note 8 -  Postretirement benefits other than pensions ("OPEB"):

     The Company retained the obligations for certain postretirement health care and life insurance benefits provided to eligible employees who retired prior to a separation of certain businesses from the Company in 1990. The Plan is unfunded and contributions to the Plan during the year equal benefits paid.

                                                  December 31,

                                                1997       1998


Actuarial present value of accumulated OPEB
obligations
 Balance at beginning of year                 $19,160    $20,479

 Interest cost                                  1,441      1,310
 Service cost                                       -          -
 Actuarial (gain) loss                          1,258       (297)
 Benefits paid, net of participant             (1,380)    (1,095)
contributions

 Balance at end of year                        20,479     20,397
Unrecognized prior service cost                 5,533      5,091
Unrecognized net actuarial loss                (2,395)    (2,097)

Total accrued OPEB cost                        23,617     23,391
Less current portion                            1,887      1,503


Noncurrent accrued OPEB cost                  $21,730    $21,888




                                       Years ended December 31,

                                      1996      1997       1998

OPEB Expense:
 Interest cost                       $1,463    $1,441   $  1,310

 Service cost                             -         -          -
 Amortization of prior service cost    (441)     (441)      (441)


  Net OPEB expense                   $1,022    $1,000    $   869




                                                  December 31,

                                                1997       1998

Weighted average assumptions:
  Discount rate                                  7.00%     6.50%
  Expected return on plan assets                  n/a       N/A
  Rate of compensation increase                   n/a       N/A
  Health care cost trend rate for the            9.83%     8.85%
following period
  Ultimate health care cost trend rate           5.25%     4.75%
  Fiscal period ultimate health care cost        2016      2016
trend rate attained

The health care cost trend rate grades gradually from the current level to the ultimate level, remaining constant thereafter.

Effects of 1% changes in the health care cost
trend rate:
  Effect of a 1% increase in health care cost
trend rate on:
     OPEB obligation                           $1,197     $1,130

     Total of service and interest cost            79         80
components
  Effect of a 1% decrease in health care cost
trend rate on:
     OPEB obligation                          $(1,127)   $(1,064)

     Total of service and interest cost           (74)       (75)
components

Note 9 -  Stockholders' equity:

     ~Common~stock.~~~In 1997, the Company's Board of Directors authorized the repurchase of up to 2 million shares of its common stock in open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. At December 31, 1998, the Company had repurchased 1,219,300 shares for $55.7 million pursuant to this program, including 432,200 shares repurchased during 1998 for $23.6 million.
The repurchased shares will be added to the Company's treasury and could be used for future acquisitions or other corporate purposes.

     The Company instituted a regular quarterly dividend of seven cents per share of common stock in June 1998. Cash dividends paid in 1998 aggregated $1.4 million.

     ~Litigation~settlement.~~~In June 1998, Tremont and Valhi completed the settlement of the previously reported shareholder derivative suit, ~Kahn~v.~Tremont~Corp.,~et.~al.~Under the final, court approved settlement, Valhi transferred to Tremont $24.3 million in cash. Tremont reimbursed plaintiffs for attorneys' fees and related costs totaling $5.3 million. The net proceeds of approximately $19 million ($12.3 million net of allocable income taxes) are reported as a direct increase in equity and consequently are not a component of net income.

     ~Stock~options.~~~Tremont has a long-term performance incentive plan that provides for discretionary grants of restricted stock, stock options and stock appreciation rights. Options generally vest ratably over a five year period and expire ten years from the date of grant.

     Tremont's 1992 Non-Employee Director Stock Option Plan provides that options to purchase 1,000 shares of Tremont common stock are automatically granted once a year to each non-employee director. Options are granted at a price equal to the fair market value of such stock on the date of grant, generally vest in one year and expire five years from date of grant.

     Changes in options outstanding under the Company's long-term performance incentive and non-employee Director plans are summarized in the table below. Fair values were estimated using the Black-Scholes model and the assumptions listed below. At December 31, 1998, options to purchase approximately 122,000 shares were exercisable at a weighted average exercise price per share of $11.77 and options to purchase an additional 33,800 shares become exercisable in 1999. Outstanding options at December 31, 1998 had a weighted average remaining life of 4.4 years (1997 - 5.4 years). At December 31, 1998, 484,681 shares were available for future grant under the Company's long-term performance incentive plan and 29,000 shares were available for future grant under the Company's Non-Employee Director plan.

                                                          Weighted    Fair
                                                           Average  value at
                            Exercise      Amount payable  Exercise   Grant
                 Shares  Price per share  Upon exercise     Price     Date
                      (In thousands, except per share amounts)
Outstanding at     419     $4.69-$22.22      $ 4,407        $10.52
December 31, 1995

Granted              3            22.75           68         22.75    $9.51

Exercised          (86)      4.69-18.75         (936)        10.88



Outstanding at     336       8.00-22.75        3,539         10.54
December 31, 1996

Granted              3            30.88           93         30.88    13.30
Exercised          (50)      8.00-18.75         (544)        10.90

Canceled           (52)      8.13-18.75         (531)        10.20


Outstanding at     237       8.00-30.88        2,557         10.80
December 31, 1997


Granted              3            56.50          170         56.50   $24.01

Exercised          (79)      8.13-18.75         (813)        10.29

Canceled            (3)            8.13          (19)         8.13


Outstanding at     158     $8.00-$56.50      $ 1,895     $   11.96
December 31, 1998



Assumptions at date of grant:         1996      1997       1998

 Expected life (years)                 4.7       4.7       4.7
 Risk free interest rate              5.22%     6.02%     5.60%
 Volatility                            40%       40%       40%
 Dividend yield                        0%        0%         0%

     Had the Company elected to account for stock-based employee compensation for all awards granted in accordance with the fair value based accounting method of SFAS No. 123, the impact on the Company's pretax income, net income and diluted earnings per share was $.3 million, $.2 million and $.02 per share, respectively, in 1996, $.2 million, $.1 million and $.01 per share, respectively, in 1997 and $.1 million, $.1 million and $.01 per share, respectively, in 1998.

Note 10 - Related party transactions:

     The Company may be deemed to be controlled by Harold C. Simmons.  See Note
1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions with related companies such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran, Valhi and other entities related to Mr. Simmons consider, review and evaluate such transactions. Depending upon the business, tax, and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future. In connection with these activities, the Company may consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities have in the past and may in the future include participation in the acquisition or restructuring activities conducted by companies that may be deemed to be controlled by Harold C. Simmons.

     It is the policy of the Company to engage in transactions with related parties on terms which are, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

     During October 1998, the Company entered into an advance agreement with Contran under which both parties may advance funds to each other, at the prime rate less 0.5%. At December 31, 1998, the interest rate was 7.25%. Obligations under this agreement are payable upon demand. At December 31, 1998, Tremont owed Contran $5.9 million pursuant to this agreement, which amount was borrowed primarily to purchase shares of NL common stock. In February 1999, the Company borrowed an additional $6.3 million from Contran to purchase TIMET common stock from IMI. See Note 4. During 1996, Tremont repaid $3.5 million of outstanding debt under a prior revolving credit agreement with Contran and terminated the agreement.

     During 1998, the Company purchased, from officers of NL at market rates on the day of purchase, 169,461 shares of NL common stock for $3.5 million.

     The Company is a party to intercorporate services agreements with Contran and Valhi pursuant to which Valhi and Contran provide certain services to Tremont on a fee basis. Fees for services provided under such agreements were $.2 million in 1996, $.5 million in 1997 and $1.1 million in 1998.

     The Company is a party to an intercorporate services agreement with NL pursuant to which NL provides certain management and financial services to Tremont on a fee basis. Fees for services provided by NL were $.1 million in each of the last three years.

     The Company has an intercorporate services agreement with TIMET whereby TIMET provides certain management, financial and other services to the Company on a fee basis. Fees for services provided by TIMET were approximately $.4 million in each of 1996 and 1997 and $.3 million in 1998.

     NL and TRE Insurance are parties to an insurance sharing agreement with respect to certain loss payments and reserves established by TRE Insurance that
(i) arise out of claims against other entities for which NL is responsible and
(ii) are subject to payment by TRE Insurance under certain reinsurance contracts. Also, TRE Insurance will credit NL with respect to certain underwriting profits or credit recoveries that TRE Insurance receives from independent reinsurers that relate to retained liabilities. A business separated from the Company in 1990 entered into an insurance sharing agreement with TRE Insurance containing, with respect to liabilities for which it may be responsible, substantially the same terms and conditions as the insurance sharing agreement between NL and TRE Insurance. During 1998, Tremont collateralized with cash letters of credit backing insurance policies at TRE Insurance formerly outstanding under a related party credit agreement. In February 1999, NL cash collateralized certain letters of credit, and Tremont was refunded $9.7 million cash.

     TRE Insurance, Valmont (a Valhi subsidiary), and EWI RE, Inc. arrange for or broker certain of Tremont's, TIMET's and NL's insurance policies. Parties related to Contran own 90% of the outstanding common stock of EWI, and a son-in-law of Harold C. Simmons manages the operations of EWI. Consistent with insurance industry practices, TRE Insurance, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they arrange or broker. During 1998, Tremont, TIMET and NL paid approximately $0.1 million, $1.8 million and $3.0 million, respectively, for policies arranged or brokered by EWI and, in certain cases, also by either TRE Insurance or Valmont. These amounts principally included payments for reinsurance and insurance premiums paid to unrelated third parties, but also included commissions paid to TRE Insurance, Valmont and EWI. In Tremont's opinion, the amounts that Tremont paid for these insurance policies are reasonable and similar to those it could have obtained through an unrelated insurance broker and/or insurance company. Tremont understands that TIMET and NL take the same view with respect to the amounts paid by TIMET and NL. Tremont expects, and understands that TIMET and NL expect, that these relationships with TRE Insurance, Valmont, and EWI will continue in 1999.

     Current receivables from related parties at December 31, 1997 and 1998 principally include amounts due under insurance loss sharing agreements referred to above. Noncurrent receivables from related parties include amounts due from TIMET for exercises of Tremont stock options and amounts due under insurance loss sharing agreements. Current payables to related parties principally represent amounts due under the Contran advance agreement.

Note 11 - Commitments and contingencies:

~TIMET~long-term~agreements.~

     TIMET has long-term agreements with certain major aerospace customers, including The Boeing Company, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company, pursuant to which TIMET will be the major supplier of titanium products to these customers. The Boeing agreement was effective in 1998, but was not expected to reach volume levels until 1999. The other agreements mentioned are effective in 1999. The agreements provide for minimum market shares of the customer's titanium requirements (generally at least 70%) for 9-10 year periods. The agreements generally provide for fixed or formula-determined prices, at least for the first five years. The contracts are structured to provide incentives to both parties to lower TIMET's costs and share in the savings. TIMET believes that these contracts and others will help mitigate the cyclicality of its aerospace business.

     TIMET also has long-term arrangements with certain suppliers for the purchase of certain raw materials, including titanium sponge and various alloying elements, at fixed and/or formula determined prices. TIMET believes these arrangements will help stabilize the cost and supply of raw materials. The sponge contract provides for annual purchases by TIMET of 6,000 to 10,000 metric tons. The parties have agreed in principle to a reduced minimum for 1999, and TIMET currently expects to do the same for 2000.

     TIMET may enter into other long-term agreements with other customers and suppliers.
~
Legal~proceedings~and~contingencies~

    ~Tremont~and~consolidated~subsidiaries~

     In May 1998, the previously-reported settlement in the stockholder derivative case ~Kahn~v.~Tremont~Corp.,~et~al.,~~No. 12339 was approved by the Court. Pursuant to the settlement, in June 1998, Valhi transferred $24.3 million to the Company and the Company reimbursed plaintiffs' attorneys $5.3 million for fees and related costs. See Note 9.

     The Company may, from time-to-time, be involved in various other environmental, contractual, and other claims and disputes incidental to its business. The Company currently believes the disposition of all claims and disputes individually or in the aggregate, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

~
~N~L~Industries~

     Lead pigment litigation. Since 1987, NL, other past manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of large United States cities or their public housing authorities and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, strict liability, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Most of these legal proceedings are in various pre-trial stages; some are on appeal.

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

     Other litigation. NL is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses.

     NL currently believes the disposition of all claims and disputes individually or in the aggregate, should not have a material adverse effect on NL's consolidated financial condition, results of operations or liquidity.
~
Environmental~matters~

    ~Tremont~and~consolidated~subsidiaries~

     The Company's non-operating facilities are governed by various federal, state, local and foreign environmental laws and regulations. The Company's policy is to achieve compliance with environmental laws and regulations at all of its non-operating facilities and to continually strive to improve environmental performance. The Company believes that it is in substantial compliance with applicable requirements of environmental laws. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on the Company.
~
~   ~Arkansas~Division~of~Pollution~Control~and~Ecology.~~~~~In 1993, the
Company entered into a settlement agreement with the Arkansas Division of Pollution Control and Ecology in connection with certain alleged water discharge permit violations at one of several abandoned barite mining sites in Arkansas. The settlement agreement, in addition to requiring the payment in 1993 of a $20,000 penalty, required the Company to undertake a remediation/reclamation program, which was substantially completed at a total cost of approximately $2 million. Another of the sites is currently being evaluated by the U.S. Environmental Protection Agency. Based upon its evaluation, the EPA could require the owners to take investigatory or remedial action at this site, however, the Company believes that to the extent it has any additional liability for remediation at this site, it is only one of a number of apparently solvent potentially responsible parties that would ultimately share in any such costs. As of December 31, 1998, the Company had accrued approximately $6 million related to these matters.

    The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its non-operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further there can be no assurance that additional environmental matters will not arise in the future. However, the Company currently believes the disposition of all environmental matters, individually or in the aggregate, should not have a material adverse effect on the Company's business, results of operations, financial condition, or cash flow.
~
TIMET~

     ~BMI~Companies.~TIMET and certain other companies, including Kerr-McGee Chemical Corporation, Chemstar Lime Company and Pioneer Chlor Alkali, Inc. (successor to Stauffer Chemical Company) operate facilities in a complex (the "BMI Complex") owned by BMI, adjacent to TIMET's Henderson, Nevada plant. In 1993, TIMET and each of such companies, along with certain other companies who previously operated facilities in the common areas of the BMI Complex (collectively the "BMI Companies") completed a Phase I environmental assessment of the common areas of the BMI Complex and each of the individual company sites pursuant to consent agreements with the Nevada Division of Environmental Protection ("NDEP"). In July 1996, TIMET signed a consent agreement with NDEP regarding implementation of the Phase II assessment of TIMET property within the BMI Complex. In July 1998, NDEP approved TIMET's Phase II assessment report with certain conditions that required additional investigation. TIMET submitted its supplemental work plan in October 1998, which NDEP approved in December 1998. Field work to assess the sites is continuing. Based upon the work to date, TIMET believes its likely share of remediation costs would be in the range of $2 million to $3 million.

     ~Pomona~facility.~TIMET has conducted an additional study and assessment work as required by the California Regional Water Quality Control Board--
Los Angeles Region (the "Water Quality Board") related to soil and possible groundwater contamination at a Pomona, California facility formerly owned by TIMET. The site is near an area that has been designated as a U.S. Environmental Protection Agency "Superfund" site. In December 1998, TIMET received a letter from the Water Quality Board stating that, after review of the information provided pertaining to environmental site assessment the case was eligible for a "no further work requirement letter".

     ~Henderson~facility.~In April 1998, the U. S. Environmental Protection Agency ("EPA") filed a civil action against TIMET (United States of America v. Titanium Metals Corporation; Civil Action No. CV-S-98-682-HDM (RLH), U. S. District Court, District of Nevada) in connection with an earlier notice of violation alleging that TIMET violated several provisions of the Clean Air Act in connection with the start-up and operation of certain environmental equipment at TIMET's Henderson, Nevada facility during the early to mid-1990s. The action seeks civil penalties in an unspecified total amount at the statutory rate of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997). In December 1998, TIMET and the EPA agreed in principle to settle the matter for $.3 million payable in installments, plus TIMET's agreement to carry out a supplemental environment project at an estimated cost of $.2 million.

     At December 31, 1998, TIMET had accrued an aggregate of approximately $2.3 million for the environmental matters discussed above under BMI Companies, Pomona facility and Henderson facility. TIMET records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by TIMET at its operating facilities, or a determination that TIMET is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     ~Other.~TIMET is involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

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

    ~NL~Industries~

     Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named a potential responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") in approximately 75 governmental and private actions associated with hazardous waste sites and former mining locations, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List. These actions seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. While NL may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who are also jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1998 NL had accrued $126 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

    Certain of NL's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of NL have the potential to cause environmental or other damage. NL has implemented and continues to implement various policies and programs in an effort to minimize these risks. NL's policy is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect NL's production, handling, use, storage, transportation, sale or disposal of such substances as well as NL's consolidated financial position, results of operations or liquidity.
~
Concentration~of~credit~and~other~risks.~

     Substantially all of TIMET's sales and operating income are derived from operations based in the U.S., U.K. and France. Sales to customers in the U.S. accounted for 50% of TIMET's sales in 1998 (1997 - 55%; 1996 - 62%) while sales to customers in Europe accounted for 41% (1997 - 38%; 1996 - 31%). The majority of TIMET's sales are to customers in the aerospace industry (including airframe and engine construction). Such concentration of customers may impact TIMET's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions. TIMET's ten largest customers accounted for about 40% of its net sales in 1998 and about one-third of its net sales in each of 1997 and 1996.

     Sales of TiO2 accounted for more than 90% of NL's net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, none of which represents a significant portion of net sales. In each of the past three years, approximately one-half of NL's TiO2 sales by volume were to Europe and approximately 37% in 1996, 36% in 1997 and 37% in 1998 of sales were attributable to North America.

     NL's consolidated cash, cash equivalents and restricted cash equivalents includes $53 million and $136 million invested in U.S. Treasury securities purchased under short-term agreements to resell at December 31, 1997 and 1998, respectively, of which $45 million and $126 million, respectively, of such securities are held in trust for NL by a single U.S. bank.

Note 12 - Earnings per share:

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

                                     1996       1997        1998
                                           (in thousands)
Numerator:
   Net income                      $ 29,962   $ 13,557    $ 73,739
   Effect of dilutive securities        (36)      (875)       (955)
of equity investees


   Diluted net income              $ 29,926   $ 12,682    $ 72,784



Denominator:
   Average common shares            7,406       7,058       6,553
outstanding
   Average dilutive stock options     259         188         137


   Diluted shares                   7,665       7,246       6,690



Note 13 - New accounting principles not yet adopted:

    The Company, NL and TIMET will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, no later than the first quarter of 2000. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company, NL and TIMET are currently studying this newly-issued accounting rule, and the impact of adopting SFAS No. 133, if any, will be dependent upon the extent to which they are then a party to derivative contracts or engaged in hedging activities. At December 31, 1998, the Company and TIMET are not parties to any derivative contracts or engaged in any hedging activities covered by SFAS No. 133.

    The Company, NL and TIMET are required to adopt in 1999 the requirements of AICPA Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company, NL and TIMET believe adoption of the pronouncement will have no material effect on their respective financial position, results of operations or liquidity.

Note 14 - Quarterly results of operations (unaudited):

                                        Quarters ended

                               March    June 30    Sept.    Dec. 31
                                31                  30

                                (In millions, except per share data)
~Year~ended~December~31,~1998
:~
   Equity in earnings (loss) of:
     TIMET                    $  5.6   $  4.2   $   5.0   $   (0.8)

     NL                         46.8      3.4       4.8        2.8

   Income before                51.1      5.9       7.9       10.8
extraordinary item

   Net income                   50.7      5.9       7.5        9.7

   Earnings per share:
     Before extraordinary
item:
       Basic                  $ 7.57    $ .88    $ 1.23    $  1.69
       Diluted                  7.28      .86      1.19       1.66
     Net income:
       Basic                  $ 7.51   $  .88   $  1.17   $   1.52

       Diluted                  7.22      .86      1.12       1.49

~Year~ended~December~31,~1997

:~
   Equity in earnings (loss)
of:
     TIMET                    $  4.8   $  6.1    $  6.5     $  7.8
     NL                         (7.2)    (0.4)      0.9        1.6

   Net income (loss)            (2.4)     4.4       5.1        6.5

   Net income (loss) per
share:
       Basic                  $(.32)    $ .62    $  .74    $   .96
                               (.32)
       Diluted                 (.33)      .58       .68        .89

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of Tremont Corporation:

          Our audits of the consolidated financial statements referred to in our report dated January 28, 1999 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index on page F of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





                                                PricewaterhouseCoopers LLP


Denver, Colorado
January 28, 1999

                      TREMONT CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                   Additions
                                    charged
                    Balance at   (credited) to                      Balance
 Description    beginning of year  costs and                        at end
                     of year        expenses  Deductions  Other     of year

Year ended December
31, 1998:
   Allowance for     $2,663     $      -       $    -   $    -       $2,663
doubtful accounts


   Valuation
allowance for
deferred
     income taxes   $38,794     $(26,876)      $    -   $ 2,650 (a)  $14,568



Year ended December
31, 1997:

   Allowance for     $2,663     $      -       $    -   $     -      $ 2,663
doubtful accounts


   Valuation

allowance for
deferred
     income taxes   $37,899     $    895       $    -   $     -      $38,794




Year ended December
31, 1996:

   Allowance for     $2,663     $      -       $    -   $     -      $ 2,663
doubtful accounts


   Valuation
allowance for
deferred
     income taxes   $50,923     $ (3,495)      $    -   $(9,529) (b) $37,899



(a)Represents increase in valuation allowance principally attributable to the redetermination of the deferred tax asset related to the Company's investment in NL.

(b)Represents reduction in valuation allowance principally attributable to the Company's reduction of its ownership interest in
  TIMET.