Form 10-Q
period 1999-03-31
TREMONT CORPORATION
filed 1999-05-14
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1999
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                Yes  X   No



Number of shares of common stock outstanding on April 30, 1999: 6,387,158

                          FORWARD-LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of NL's and TIMET's businesses, TIMET's dependence on the aerospace industry, the sensitivity of NL's and TIMET's businesses to global industry capacity, global economic conditions and changes in product pricing, the impact of TIMET's long term contracts with customers on its ability to raise prices and of its long term contracts with vendors on its ability to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services and the possibility of disruptions of normal business activities from "Year 2000" ("Y2K") issues. Should one or more of these risks materialize (or the consequences of such a development worsen), or should one or more of the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                                 TREMONT CORPORATION

                                     INDEX


                                                                           Page
                                                                          number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

           Consolidated Balance Sheets - December 31, 1998 and
            March 31, 1999                                                 2-3

           Consolidated Statements of Income - Three months ended
            March 31, 1998 and 1999                                          4

           Consolidated Statements of Comprehensive Income (Loss) - Three
             months ended March 31, 1998 and 1999                            5

           Consolidated Statements of Cash Flows - Three months ended
            March 31, 1998 and 1999                                          6

           Consolidated Statement of Stockholders' Equity - Three months
            ended March 31, 1999                                             7

           Notes to Consolidated Financial Statements                     8-10

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                  11-25

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                                             26

     Item 4. Submission of Matters to a Vote of Security Holders            26

     Item 6. Exhibits and Reports on Form 8-K.                           26-27

                              TREMONT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     December 31,  March 31,
              ASSETS                    1998         1999


Current assets:
  Cash and cash equivalents          $  3,132      $  3,096
  Accounts and notes receivable         3,255         3,340
  Refundable income taxes               1,087         1,037
  Receivable from related parties       2,157         1,851
  Prepaid expenses                      1,203           944


     Total current assets              10,834        10,268



Other assets:
  Investment in TIMET                 145,180       157,405
  Investment in NL Industries          94,980        92,155
  Investment in joint ventures         13,063        13,742
  Receivable from related parties       2,212         2,169
  Other                                21,688        11,821


     Total other assets               277,123       277,292


Net property and equipment                633           621





                                    $ 288,590     $ 288,181

       See accompanying notes to consolidated financial statements.


                              TREMONT CORPORATION

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND  December 31,    March 31,
  STOCKHOLDERS' EQUITY                  1998           1999

Current liabilities:
  Loan payable to related party      $  5,875       $ 12,150
  Accrued liabilities                   3,821          3,684
  Other payables to related parties       167            553


     Total current liabilities          9,863         16,387


Noncurrent liabilities:
  Insurance claims and claim expenses  15,812         15,348
  Accrued OPEB cost                    21,888         21,810
  Deferred income taxes                30,995         28,618
  Other                                 5,910          5,953


     Total noncurrent liabilities      74,605         71,729


Minority interest                       3,968          4,149


Stockholders' equity:
  Common stock                          7,769          7,779
  Additional paid-in capital          290,118        290,190
  Accumulated deficit                 (30,906)       (31,031)
  Accumulated other comprehensive      (7,469)       (11,664)


income

                                      259,512        255,274
  Less treasury stock, at cost         59,358         59,358


     Total stockholders' equity       200,154        195,916


                                    $ 288,590      $ 288,181

     See accompanying notes to consolidated financial statements.



[FN] Commitments and contingencies (Note 1).



                              TREMONT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 1998 and 1999

                     (In thousands, except per share data)

                                               1998      1999

Equity in earnings (loss) of:
  TIMET                                      $ 5,547  $(1,194)
  NL Industries                               46,817    1,804
  Other joint ventures                         1,833      679

                                              54,197    1,289
Corporate income (expense):
   Interest income                               609      150
   Other, net                                   (691)  (1,004)


     Income before income taxes               54,115      435

Income tax expense (benefit)                   2,544      (68)
Minority interest                                463      181


     Income before extraordinary item         51,108      322

Equity in extraordinary loss of NL-
  early extinguishment of debt                  (415)       -


     Net income                               $50,693    $322



Earnings per share:

   Before extraordinary item:
      Basic                                    $ 7.57  $   .05
      Diluted                                  $ 7.28  $   .05
   Net income:
      Basic                                    $ 7.51  $   .05
      Diluted                                  $ 7.22  $   .05

   Weighted average shares outstanding:
      Common shares                            6,748    6,381
      Diluted shares                           6,922    6,471

     See accompanying notes to consolidated financial statements.


                              TREMONT CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                   Three months ended March 31, 1998 and 1999

                                 (In thousands)

                                                 1998      1999

Net income                                      $50,693     $322


Other comprehensive income (loss), net of taxes:
   Currency translation adjustments               (240)   (3,995)
   Unrealized gains (losses) on marketable
     securities                                     96      (200)


Comprehensive income (loss)                     $50,549    $(3,873)

   See accompanying notes to consolidated financial statements.


                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1998 and 1999

                                 (In thousands)

                                                1998       1999

Cash flows from operating activities:
    Net income                                $50,693  $    322
        Earnings of affiliates:
        Before extraordinary item             (54,197)   (1,289)
        Extraordinary item                       415          -
        Distributions                            619      1,175
    Deferred income taxes                      2,370       (118)
    Minority interest                            463        181
    Other, net                                   243        (66)
    Change in assets and liabilities:
        Accounts with related parties            305        436
        Other, net                              (251)      (467)


     Net cash provided by operating activities   660        174


Cash flows from investing activities:
     Purchase of TIMET common stock                -     (15,988)
     Other, net                                  702          -


     Net cash provided (used) by investing       702     (15,988)
       activities


Cash flows from financing activities:


    Borrowings from related parties                -      6,275
    Repurchases of common stock               (1,834)         -
    Refund of letters of credit cash collateral    -      9,872
    Dividends paid                                 -       (447)
    Other, net                                   509         78


    Net cash provided (used) by financing     (1,325)    15,778
      activities


Net increase (decrease) in cash and cash          37        (36)
  equivalents
Balance at beginning of period                37,959      3,132


Balance at end of period                      $37,996    $3,096



Supplemental disclosures - cash paid for      $   127        -
  income taxes

     See accompanying notes to consolidated financial statements.


                              TREMONT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three months ended March 31, 1999

                                 (In thousands)


                                        Common Stock

                                                        Additional
                                Shares  Treasury Common  paid-in  Accumulated
                                Issued   Shares    stock  capital  Deficit


Balance at December 31, 1998   7,769     1,392   $7,769  $290,118  $ (30,906)
Comprehensive income (loss)       -         -     -           -          322
Dividends                         -         -     -           -         (447)
Common stock                      10        -     10         68           -
Other                             -         -     -           4           -


Balance at March 31, 1999      7,779     1,392   $7,779  $290,190   $(31,031)




                                 Accumulated other
                                comprehensive income

                                                                     Total
                     Currency     Marketable    Pension Treasury Stockholders'
                    translation   Securities  liabilities Stock     Equity


[S]                                [C]       [C]      [C]     [C]       [C]
Balance at
 December 31, 1999   $(6,742)      $  590      $  (1,317)   $(59,358)   $200,154

Comprehensive income  (3,995)        (200)            -         -        (3,873)
              (loss)
Dividends                 -            -              -         -          (447)
Common stock issued       -            -              -         -            78
Other                     -            -              -         -             4


Balance at
 March 31, 1999     $(10,737)       $ 390      $ (1,317)    $(59,358)   $195,916

       [FN] See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Tremont Corporation is principally a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. and other joint ventures of 75%-owned TRECO L.L.C. At March 31, 1999, Valhi, Inc. and Tremont, each affiliates of Contran Corporation, held approximately 58% and 20%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At March 31, 1999, Contran and its subsidiaries held approximately 92% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 53% of Tremont's outstanding common stock. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET.

     The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1999 and the consolidated statements of income, cash flows, comprehensive income and stockholders' equity for the interim periods ended March 31, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report").

     For information concerning certain legal proceedings, income tax and other contingencies related to the Company, TIMET and NL, see (i) Part I, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), (ii) Part II, Item 1 -- "Legal Proceedings," and (iii) the 1998 Annual Report, including certain information concerning TIMET's and NL's legal proceedings incorporated therein by reference.

Note 2 - Stockholders' equity:

     In February 1997, Tremont's Board of Directors authorized the repurchase of up to 2 million shares of Tremont common stock in open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. The Company has repurchased to date 1,219,300 shares for $55.7 million (average price $45.68) pursuant to this program. The most recent purchase was made in June 1998.

Note 3 - Unconsolidated affiliates and joint ventures:

     Summarized information relating to the results of operations, financial position and cash flows of TIMET and NL is included in MD&A, which information is incorporated herein by reference.

~    TIMET.~~~In February 1999, Tremont exercised an option to acquire 2.0 million shares of TIMET common stock from IMI plc for approximately $16 million ($7.95 per TIMET share). At March 31, 1999, Tremont held 12.3 million shares, or 39%, of TIMET's outstanding common stock. At March 31, 1999, the net carrying amount of the Company's interest in TIMET was approximately $12.82 per share, while the market price of TIMET common stock at that date was $5.75 per share ($8.44 per share at May 10, 1999).

~    NL~Industries.~~~At March 31, 1999, Tremont held 10.2 million shares of
NL's outstanding common stock. At March 31, 1999, the net carrying amount of the Company's interest in NL was approximately $9.02 per share while the market price of NL common stock at that date was $9.00 per share ($12.44 per share at May 10, 1999).

     ~Joint~Ventures.~~~Investment in joint ventures represents holdings of 75%- owned TRECO, which is principally comprised of (i) a 12% direct interest in Victory Valley Land Company, L.P. ("VVLC"), which is actively engaged in efforts to develop certain real estate, and (ii) a 32% equity interest in Basic Management, Inc. ("BMI"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located. BMI, through a wholly-owned subsidiary, owns an additional 50% interest in VVLC.

Note 4 - Income taxes:

                                            Three months ended

                                                March 31,

                                            1998         1999

                                              (in thousands)
[S]                                      [C]          [C]
Expected income tax expense, at 35%      $ 18,941        $ 153
Adjustment of deferred tax valuation      (16,464)          -
  allowance
Rate differences on equity in earnings         38        (278)
  of affiliates
State income taxes and other, net              29          57


  Provision for income taxes (benefit)    $ 2,544      $  (68)




     The deferred tax valuation allowance adjustment in 1998 relates primarily to equity in earnings of NL.


Note 5 - Accrued liabilities:
                                         December 31,      March 31,
                                            1998             1999


                                               (In thousands)
[S]                                          [C]             [C]
OPEB cost                                $ 1,503         $ 1,503
Other employee benefits                      324             341
Environmental cost                           307             310
Miscellaneous taxes                          135             142

Other                                      1,552           1,388


                                         $ 3,821         $ 3,684



Note 6 - Related party transactions:

     Receivables from related parties principally include amounts due from NL and a former affiliate under insurance loss sharing arrangements and amounts due from TIMET for exercises of Tremont stock options. Current payables to related parties include amounts due to Contran, NL and TIMET under intercorporate services arrangements.

     During 1998, the Company entered into an advance agreement with Contran under which both parties may advance funds to each other, at the prime rate less 0.5%. At March 31, 1999, the interest rate was 7.25%. Obligations under this agreement are payable upon demand. At March 31, 1999, Tremont owed Contran $12.2 million pursuant to this agreement, which amount was borrowed primarily to purchase shares of NL and TIMET common stock.

Note 7 - Earnings per share:

     Net income per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of conversion of TIMET's Convertible Preferred Securities would be antidilutive in the 1999 period. Tremont stock options omitted from the denominator because they were antidilutive were nil in the 1998 and 1999 periods.

                                           Three months ended
                                                 March 31,

                                             1998       1999

                                             (in thousands)
[S]                                        [C]        [C]
Numerator:
   Net income                              $ 50,693   $   322
   Effect of dilutive securities of equity   (736)          -
    investees


   Diluted net income                      $ 49,957   $   322


Denominator:
   Average common shares outstanding        6,748       6,381
   Average dilutive stock options             174          90


   Diluted shares                           6,922       6,471



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             ~RESULTS~OF~OPERATIONS
                                       ~
     Tremont's operations are conducted through TIMET, NL and TRECO. The results of TIMET, NL, TRECO, and general corporate and other items are discussed below. The information included below relating to the financial position, results of operations and liquidity and capital resources of TIMET and NL has been summarized from reports filed with the Securities and Exchange Commission by TIMET (File No. 0-28538) and NL (File No. 1-640), which reports contain more detailed information concerning TIMET and NL, respectively, including financial statements.

     The Company reported first quarter net income of $.3 million, or $.05 per diluted share, compared to $50.7 million, or $7.22 per diluted share, for the same quarter in 1998. The first quarter 1998 results included the Company's equity in NL's gain on sale of its specialty chemical business, as discussed below.

     The Company's equity in earnings of 39%-owned TIMET was a loss of $1.2 million in the first quarter of 1999 compared to income of $5.5 million in 1998. TIMET reported a first quarter net loss of $3.9 million on sales of $134 million compared to net income of $18.3 million on sales of $187 million for the comparable 1998 period. TIMET's sales were 28% lower than the first quarter of last year due principally to a 23% decline in mill products volume due to reduced demand for both aerospace and industrial products. Average selling prices in most product lines were lower than in the 1998 period, with changes in mix resulting in a comparable overall average selling price. The lower volumes and selling prices contributed significantly to TIMET's lower results. TIMET reported that it currently expects to report a net loss for the second quarter, and possibly third quarter, and to return to profitability no later than the fourth quarter of 1999.

     The Company's equity in earnings of 20%-owned NL Industries was $1.8 million in the first quarter of 1999 compared to $46.8 million in 1998. Approximately $44.6 million, or 95%, of the Company's equity in earnings of NL for the first quarter of 1998 was related to NL's gain on the sale of its specialty chemicals operations. NL reported income from continuing operations of $13.9 million in the first quarter of 1999 on sales of $202 million compared to $16.3 million on sales of $223 million in the first quarter of 1998. NL's first quarter titanium dioxide pigments ("TiO2") sales volume decreased 16% from the year-earlier period as worldwide demand weakened, particularly in Europe.
In response to this lower demand, NL reduced its production rates to more closely match its sales volume. NL's first quarter average selling prices for TiO2 were 5% higher than the first quarter of 1998 and were even with the third and fourth quarters of 1998.

     The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnership.

     As discussed above, the Company's major assets are its interests in NL
(TiO2) and TIMET (titanium metals). Tremont periodically evaluates the net carrying value of its long-term assets, principally its interests in TIMET and NL, to determine if there has been any decline in value that is other than temporary and would, therefore, require a writedown which would be accounted for as a realized loss. The Company's per share net carrying value of its interest in TIMET at March 31, 1999 was $12.82 per share, compared to a per share market price of $5.75 at that date. The Company's per share net carrying amount of its interest in NL at March 31, 1999 was $9.02 per share, compared to a per share market price of $9.00 at that date. As of May 10, 1999, the market price for TIMET common stock was $8.44 per share and for NL common stock was $12.44 per share. The Company believes stock market prices are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. After considering what it believes to be all relevant factors including, among other things, the relatively short period of time that the market prices have been less than the Company's per share interests, recent trends in market prices and TIMET's and NL's operating results, financial position and prospects, the Company concluded that there has been no other than temporary decline in value of the Company's interests in TIMET and NL below their net carrying values at March 31, 1999. It is possible, should the TiO2 or titanium metals industries in general, or NL or TIMET specifically, encounter a prolonged downturn, or suffer other unforeseen adverse events, that the value of the Company's interest in NL, TIMET or both could decline to a level that could warrant a writedown. The Company will continue to monitor and evaluate its interests in NL and TIMET based upon, among other things, their respective results of operations, financial condition, liquidity and business outlook. In the event Tremont determines that any decline in value of its interests below their net carrying value has occurred which is other than temporary, it would report an appropriate writedown at that time.

~TIMET
~
     The Company's 39% interest in TIMET is reported by the equity method. Tremont's equity in earnings of TIMET differs from the amount that would be expected by applying Tremont's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in TIMET. Amortization of such basis differences generally increases earnings, and reduces losses, attributable to TIMET as reported by Tremont.
~

~
                                       Three months
                                           ended
                                         March 31,

                                       1998     1999     Change

                                       (In millions)
Net sales                             $187.1    $ 134.1    -28.3%



Operating income                        31.6     (1.4)   -$33.0
Corporate income, net                    1.2       .9
Interest expense                          .4      1.3

                                        32.4     (1.8)   -$34.2

Income tax expense (benefit)            11.0      (.6)
Minority interest                        3.1      2.7


Net income (loss)                     $ 18.3    $(3.9)  -$22.2



Tremont's equity in TIMET's earnings,
  including amortization of basis
  differences                          $ 5.5    $(1.2)    -$6.7





     ~Sales~and~Operating~Income.~TIMET's sales of $134 million in the first quarter of 1999 were 28% lower than the first quarter of last year due principally to a 23% decline in mill products volume caused by reduced demand for both aerospace and industrial products. Average selling prices in most product lines were lower than in the 1998 period, with changes in mix resulting in a comparable overall average selling price. Total cost of sales was 91% of sales in the first quarter 1999 compared to 75% in the same period last year. The lower volumes and selling prices contributed significantly to the lower gross profit margin.

     Selling, general, and administrative and development expenses declined 1.4 million in 1999 but were higher as a percentage of sales (9.5% vs. 7.6%) as not all such costs are variable, particularly in the short term. Expenses related to maintenance of TIMET's business-enterprise system and to addressing Y2K issues are expected to remain high for the remainder of 1999.

     TIMET's firm order backlog at the end of March 1999 was approximately $325 million. Comparable backlogs at the end of March 1998 and December 1998 were approximately $475 million and $350 million, respectively.

     The titanium industry has experienced reduced demand for aerospace and industrial products due to high levels of inventories reported to be held by customers, actual and anticipated declines in number of aircraft forecast to be produced, especially wide-bodied aircraft, and continuing weakness of Asian and other economies. Assuming demand remains at currently expected levels and does not decrease or increase significantly during the remainder of 1999, TIMET currently expects to report a net loss for the second quarter, and possibly the third quarter, with a return to profitability by the fourth quarter. TIMET's previously-reported plan of action designed to address current market conditions is on schedule. The facilities closures and most of the workforce reductions have been implemented. In addition, TIMET's major capital expenditure program has been completed, with all major equipment now in production. The business-enterprise system is installed, and TIMET is now focusing on using it to help improve its business processes, although benefits of the new system will likely be modest in 1999.

~    European~Operations.~~~TIMET has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing TIMET's U.S. and European operations are substantially the same.

     Approximately one-half of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in functional currencies. TIMET's export sales from the United States are denominated in U.S. dollars and, as such, are not subject to currency exchange rate fluctuations.

     The U.S. dollar sales and purchases of TIMET's European operations described above provide some natural hedge of non-functional currencies, and TIMET does not use currency contracts to hedge its currency exposures. Net currency transaction/translation losses were $.8 million during the first quarter of 1999 and were $.3 million during the first quarter of 1998. At March 31, 1999, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $30 million and $27 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings. Exchange rates among 11 European currencies (including the French franc, Italian lira and German mark, but excluding the UK pound sterling) became fixed relative to each other as a result of the new European currency unit ("euro") effective in 1999. Costs associated with modifications of systems to handle euro-denominated transactions have not been significant.

     ~General~Corporate~Income.~TIMET's general corporate income includes earnings on corporate cash equivalents and varies with cash levels and interest rates.

     ~Interest~Expense.~~~Interest expense in the first quarter of 1999 was higher than in the comparable 1998 period, primarily reflecting higher borrowing levels.

     ~Minority~Interest.~Dividend expense related to TIMET's 6.625% Convertible Preferred Securities approximated $3.3 million in both the 1999 and 1998 periods and is reported as minority interest, net of allocable income taxes.

     ~Income~Taxes.~~~TIMET operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income can impact TIMET's effective tax rate.

     ~Year~2000.~~~Year 2000 issues exist because many computer systems and applications currently use two-digit fields to designate a year. Date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to treat the year 2000 properly could cause systems to process critical financial, manufacturing and operational information incorrectly. Most of TIMET's information systems have been or are being replaced in connection with the implementation of its business-enterprise system, the initial implementation of which has been completed. The cost of the new system, including related equipment and networks, aggregated approximately $50 million ($41 million capital and $9 million expense).

     TIMET, with the help of outside specialists and consultants, (i) has substantially completed its assessment of potential Y2K issues in its non-information systems (e.g., its manufacturing and communications systems), as well as in those information systems that were not replaced by the new enterprise-wide system, (ii) is in process of determining, prioritizing and implementing remedial actions, including testing, and (iii) will develop contingency plans for any critical items whose Y2K remediation extends beyond TIMET's June 30, 1999 target date for completion. TIMET's Y2K readiness varies by location. Some locations have completed their internal Y2K readiness plans, while others are in the midst of remediation and testing. At this time, most sites anticipate completing their respective Y2K readiness plans by the June 1999 target date due in part to vendor release schedules. However, remediation of some items at the Henderson, NV site, and possibly others, could be delayed beyond the June 1999 target date due in part to vendor release schedules. TIMET has expended an aggregate of approximately $3 million through March 1999 on these specific non-information system issues, principally embedded system technology, and expects to incur approximately an additional $3 million to $4 million on such issues in the remainder of 1999. TIMET's evaluation of potential Y2K exposure related to key suppliers and customers is also in process and will continue throughout 1999.

     TIMET believes its key information systems are or will be Y2K ready before the end of 1999. With respect to the Y2K readiness programs related to certain of its embedded manufacturing systems or those comparable systems of its suppliers or customers, TIMET cannot predict whether it will find additional problems that would result in unplanned upgrades of applications after June 1999 or even December 1999. As a result of these uncertainties, TIMET cannot predict the impact on its financial condition, results of operations or cash flows resulting from Y2K failures in information or other systems that TIMET directly or indirectly relies upon. Should TIMET's Y2K readiness plans not be successful or be delayed beyond December 1999, the consequences to TIMET could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, slower transaction processing and financial reporting, and potential liability to third parties. Although not anticipated, the most reasonably likely worst-case scenario of failure by TIMET or any of its key suppliers or customers to become Y2K ready would result in a short-term slowdown or cessation of manufacturing operations at one or more of TIMET's facilities, a short-term inability on the part of TIMET to process orders and billings in a timely manner and to deliver products to customers.

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

                                          Three months
                                             ended
                                           March 31,

                                          1998     1999    Change

                                         (In millions)
Net sales                                $222.6   $201.6   - 9.4%


Operating income                         $ 39.4   $ 31.0   -21.3%
    General corporate items:
    Securities earnings, net                3.8      1.6
    Expenses, net                          (4.2)     (4.2)
    Interest expense                      (16.4)     (9.8)

                                           22.6     18.6    -$4.0
Income tax expense                          6.3      4.7

     Income from continuing operations     16.3     13.9    -$2.4
Discontinued operations                   287.0      -
Extraordinary item - early                 (2.3)     -
extinguishment of debt


 Net income                              $301.0   $ 13.9  - $287.1




Tremont's equity in NL's net earnings,
   including amortization of basis       $ 46.4   $  1.8    -$44.6
   differences


     NL's TiO2 operations are conducted by its wholly-owned Kronos, Inc. subsidiary. Operating income in the first quarter of 1999 decreased from the first quarter of 1998 due to lower production and sales volumes, partially offset by higher average selling prices. First quarter sales volume was 16% lower than the record sales volume in the first quarter of 1998 as worldwide demand weakened, particularly in Europe. In response to this lower demand, NL reduced its production rates to more closely match its sales volumes. Average TiO2 selling prices for the first quarter of 1999 were 5% higher than the first quarter of 1998 and were even with the third and fourth quarters of 1998. NL expects its full-year 1999 operating income will be below that of 1998 primarily because of lower production volumes. NL anticipates its TiO2 sales volume for full-year 1999 will approximate that of 1998. NL's outlook for TiO2 prices during the remainder of 1999 is uncertain.

     Cost of sales as a percentage of net sales increased in the first quarter of 1999 (72.9% vs. 70.5%) primarily due to lower production volume, partially offset by higher average selling prices. Selling, general and administrative expenses decreased in the first quarter of 1999 due to lower distribution expenses associated with lower first-quarter 1999 sales volume, partially offset by unfavorable effects of foreign currency translation.

     A significant amount of NL's sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies increased the dollar value of sales for the first quarter of 1999 by $4 million compared to the first quarter of 1998. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's operating expenses and the net impact of currency exchange rate fluctuations on the operating income comparison was not significant in the first quarter of 1999.

     Securities earnings decreased due to lower average balances available for investment. Interest expense decreased $6.6 million due to lower levels of outstanding debt. NL expects its full-year 1999 securities earnings and interest expense will be lower than 1998, primarily due to lower average balances available for investment and lower levels of outstanding debt, respectively.

     In the first quarter of 1999, NL reduced its deferred income tax valuation allowance by $1.9 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     NL sold the net assets of its Rheox specialty chemicals business for $465 million cash (before fees and expenses) in January 1998, including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. NL recognized an after-tax gain of approximately $286 million on the sale of this business segment.

                        LIQUIDITY AND CAPITAL RESOURCES

~Tremont~

     The Company had cash and cash equivalents of $3.1 million at March 31, 1999. Tremont's 12.3 million shares of TIMET common stock and 10.2 million shares of NL common stock had a quoted market value of approximately $71 million and $92 million, respectively, at March 31, 1999 ($104 million and $127 million, respectively, at May 10, 1999).

     The Company's equity in earnings of affiliates are primarily noncash. The Company received cash distributions from VVLC of $.6 million in the 1998 period and $.4 million in the 1999 period primarily to cover taxes associated with

VVLC's income from land sales. TIMET and NL did not pay any cash dividends during the first quarter of 1998. TIMET instituted a regular quarterly dividend of $.04 per share of common stock in the second quarter of 1998. NL instituted a regular quarterly dividend of $.03 per share in the second quarter of 1998, which was increased to $.035 per common share in the first quarter of 1999. Based upon the Company's current holdings and the current NL and TIMET dividend rates, the aggregate TIMET / NL dividends received are $.8 million per quarter. Payment and amount of dividends in the future are at the discretion of the Board of Directors of NL and TIMET, respectively. Relative changes in assets and liabilities did not materially impact the Company's cash flow from operating activities.

     During 1998, the Company entered into an advance agreement with Contran. At March 31, 1999, the Company owed Contran $12.2 million pursuant to this agreement, which amount was borrowed primarily to purchase shares of NL and TIMET common stock. Absent additional purchases of NL and TIMET common stock, the Company does not currently believe it will need to borrow significant additional amounts from Contran.

     Repurchases of common stock and purchases of additional TIMET shares are described in Notes 2 and 3, respectively, to the Consolidated Financial Statements. Tremont's current quarterly dividend rate is $.07 per share.

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

     Year 2000. Tremont, as a holding company, does not itself have numerous applications or systems. The Company (i) has completed an initial assessment of potential Y2K issues in its information systems, (ii) is in the process of determining, prioritizing and implementing remedial actions, including testing, and (iii) will develop contingency plans for any critical items whose Y2K remediation extends beyond the Company's July 1999 target date for completion. The cost for Tremont Y2K readiness is not expected to be material to the Company. Although not anticipated, the most reasonably likely worst-case scenario of failure by Tremont or its key service providers to become Y2K ready would be a short-term inability on the part of Tremont to process banking transactions. Y2K issues related to NL and TIMET are discussed elsewhere in MD&A.


     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to obtain financing from related entities or third parties, raise additional capital, modify its dividend policy, restructure ownership interests of subsidiaries and affiliates, incur, refinance or restructure indebtedness, repurchase shares of capital stock, consider the sale of interests in subsidiaries, affiliates, marketable securities or other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

     In the normal course of business, the Company may investigate, evaluate, discuss and engage in acquisition, joint venture and other business combination opportunities. In the event of any future acquisition or joint venture opportunities, the Company may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

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


~TIMET~-~~Summarized balance sheet and cash flow information.

                                         December 31,    March 31,
                                            1998            1999
                                                (In millions)
Cash and equivalents                       $  15.5         $ 11.5
Other current assets                         380.3          353.6
Goodwill and other intangible assets          79.4           76.3
Other noncurrent assets                      126.8          125.3
Property and equipment, net                  351.2          346.7


                                          $  953.2        $ 913.4



Current liabilities                       $  136.9        $ 108.9
Long-term debt and capital lease             110.0          105.5
obligations
Accrued OPEB cost                             24.1           23.9
Other noncurrent liabilities                  24.4           27.7
Minority interest - Convertible              201.2          201.2
Preferred Securities
Other minority interest                        8.2            8.5
Stockholders' equity                         448.4          437.7


                                          $  953.2        $ 913.4




                                           Three months ended
                                                March 31,

                                           1998          1999

                                              (In millions)
Net cash provided (used) by:
  Operating activities:
     Before changes in assets and         $  27.4          $  7.6
       liabilities
     Changes in assets and liabilities        7.4             1.6

                                             34.8             9.2
  Investing and financing activities:
     Capital expenditures                   (25.2)          (10.0)
     Net borrowings (repayments)             38.2            (4.6)
     Dividends                                -              (1.3)
     Other, net                                .8             3.3


                                           $ 48.6         $  (3.4)



  Cash paid for:
    Interest, net of capitalized          $    .4      $     1.1
      interest
    Convertible Preferred Securities          3.3            3.3
      dividends
    Income taxes (refund), net                1.7           (3.1)


     At March 31, 1999, TIMET had net debt of approximately $90 million
($101 million of notes payable and long-term debt and $11 million of cash and equivalents). TIMET also had $135 million of borrowing availability under its U.S. and European credit lines. Available borrowings in the future could potentially be reduced due to the leverage and interest coverage ratios contained in TIMET's U.S. credit agreement.

     ~Operating~Activities~. Cash provided by operating activities was approximately $9 million for the first quarter of 1999, down from $35 million for the same period in 1998. Cash provided by operating activities, excluding changes in assets and liabilities generally followed the decline in operating results. Depreciation and amortization of $10.6 million in 1999 was $3.1 million higher than in 1998 as a result of TIMET's major 1997-1998 capital program, including the business-enterprise system.

     Changes in assets and liabilities reflect primarily the timing of purchases, production and sales. TIMET's previously-reported plan of action to address current market conditions includes reductions in working capital, particularly inventories and receivables, both of which were reduced during the first quarter of 1999. Changes in accounts payable and accrued liabilities in the first quarter of 1999 reflect the effect of payments to suppliers of titanium sponge and other raw materials for purchases made in late 1998 being higher than payables at the end of March 1999 for first quarter purchases.

     Cash payment of dividends on the $80 million of Special Metals Corporation 6.625% convertible preferred stock held by TIMET has been deferred by SMC for 1999 due to limitations imposed by SMC's bank credit agreement. TIMET currently expects that SMC will be able to pay the 1999 dividends in arrears by the end of the first quarter of 2000.

     ~Investing~and~Financing~Activities.~TIMET's major capital expenditure program, which aggregated $180 million in 1997 and 1998, is completed and TIMET estimates that capital expenditures for calendar 1999 will be less than $40 million. Net borrowings in the 1998 period included amounts used to fund the acquisition of Loterios S.p.A. in April 1998. Net repayments in 1999 reflect reductions of outstanding borrowings in both the U.S. and U.K. Other, net in 1999 consists of proceeds from the sale of an interest in a corporate aircraft and assets sold as part of TIMET's restructuring activities.

     TIMET's Convertible Preferred Securities do not require principal amortization. TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters each.

     TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past and, in the light of its current outlook, may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, TIMET investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metals and related industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

~NL~Industries~-~~Summarized balance sheet and cash flow information.

                                         December 31,    March 31,
                                             1998           1999

                                               (In millions)
Cash and cash equivalents                $   163.1        $   152.5
Other current assets                         383.0            377.6
Noncurrent securities                         17.6             16.1
Investments in joint ventures                171.2            164.7
Other noncurrent assets                       37.9             36.2
Property and equipment                       382.2            359.8


                                         $ 1,155.0        $ 1,106.9



Current liabilities                      $    310.0      $    277.2
Long-term debt                               292.8            302.2
Deferred income taxes                        196.2            189.2
Accrued OPEB cost                             41.7             40.7
Environmental liabilities                     81.5             69.5
Other noncurrent liabilities                  79.9             76.1
Minority interest                               .6               .6
Stockholders' equity (deficit):
  Capital and retained earnings              284.4            296.7
  Accumulated other comprehensive loss      (132.1)          (145.3)


                                         $ 1,155.0        $ 1,106.9




                                             Three months ended
                                                 March 31,

                                             1998           1999

                                               (In millions)
Net cash provided (used) by:
  Operating activities:
      Before changes in assets and          $ 23.0           $ 28.2
liabilities
      Changes in assets and liabilities      (11.1)           (25.4)

                                              11.9              2.8
  Investing and financing activities,
net:
     Capital expenditures                     (2.4)            (7.8)
     Proceeds from sale of Rheox             435.1              -
     Other investing activities, net           3.6             (7.0)
     Net borrowings (repayments)             (68.0)            (4.3)
     Other financing activities, net        (117.3)            (1.7)


                                          $  262.9        $   (18.0)


Cash paid for:
  Interest, net of amounts capitalized   $     4.3         $    2.0
  Income taxes, net                            8.8              5.1

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities, in the 1999 period increased from the comparable period in 1998 primarily due to a $6.5 million cash distribution from NL's TiO2 manufacturing joint venture, partially offset by lower operating income. Changes in NL's inventories, receivables and payables (excluding the effect of currency translation) used cash in both the first quarter of 1998 and 1999 primarily due to increases in receivables in each respective period. Cash provided by operations in 1998 also includes $20 million related to an agreement not to compete in the rheological products business.

     In accordance with the provisions of the DM credit agreement and as a result of the level of operating income in 1998 for Kronos International, Inc., NL prepaid its DM 107 million ($60 million when paid) term loan in full in March 1999, principally by drawing DM 100 million ($56 million when drawn) on its DM revolving credit facility. The revolver's balance of DM 180 million ($99 million at March 31, 1999) is scheduled to be reduced to DM 105 million in March 2000, with the remaining balance to be repaid in September 2000.

     At March 31, 1999, NL had cash and cash equivalents aggregating $135 million ($33 million held by non-U.S. subsidiaries) and an additional $21 million of restricted cash equivalents. NL's subsidiaries had $41 million available for borrowing at March 31, 1999 under existing non-U.S. credit facilities.

     In the first quarter of 1999, NL paid a regular quarterly dividend of $.035 per share to shareholders aggregating $1.8 million. In May 1999 NL's Board of Directors declared a regular quarterly dividend of $.035 per share to shareholders of record as of June 1, 1999 to be paid on June 16, 1999.

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

     Certain other significant German tax contingencies aggregating an estimated DM 188 million ($103 million at March 31, 1999) through 1998 remain outstanding and are in litigation. One primary issue relates to disputed amounts aggregating DM 181 million ($100 million at March 31, 1999) for years through 1998. NL has received tax assessments for a substantial portion of these amounts. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved. During 1997 a German tax court proceeding involving a tax issue substantially the same as NL's primary dispute was decided in favor of the taxpayer. The German tax authorities appealed that decision to the German Supreme Court, which in February 1999 rendered its judgment in favor of the taxpayer. NL believes that the German Supreme Court's judgment should determine the outcome of NL's primary dispute with the German tax authorities. Based on this recent favorable judgment, NL has requested that the tax assessments related to this issue be withdrawn and expects a decision from the German authorities regarding this request during 1999. NL has granted a DM 94 million ($52 million at March 31, 1999) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen related to this tax contingency, and a DM 5 million ($3 million at March 31, 1999) lien in favor of the German federal tax authorities for other tax contingencies. If the German tax authorities withdraw their assessments based on the German Supreme Court's decision, NL expects to request the release of the DM 94 million lien in favor of the City of Leverkusen.

     On April 1, 1999, the German government enacted certain income tax law changes that were retroactively effective as of January 1, 1999. Based on these changes, NL expects its effective cash income tax rate in Germany will increase beginning in the second quarter of 1999. Through the use of ongoing tax planning strategies, NL does not expect the income tax law changes to materially affect its deferred tax liabilities.

     During 1997 NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at March 31, 1999) relating to 1994. NL has appealed this assessment and has begun litigation proceedings. During 1998 NL was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million at March 31, 1999) will likely be proposed for the year 1996. NL intends to vigorously contest this issue and litigate, if necessary. Although NL believes that it will ultimately prevail, NL has granted a lien for the 1994 tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

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

     NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has adequate accruals ($123 million at March 31, 1999) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     NL has conducted an inventory of its IT systems worldwide and is currently testing the systems and applications that have been corrected or reprogrammed for Y2K compliance. NL has completed an inventory of its non-IT systems and is in the process of correcting or replacing date-deficient systems. The remediation effort is well under way on all critical IT and non-IT systems, and NL anticipates that remediation of such critical systems will be substantially complete by June 1999, and that remediation and testing of all remaining systems will be complete by September 1999. Once systems undergo remediation, they are tested for Y2K compliance. For critical systems, the testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources. NL uses a number of packaged software products that have been upgraded to a Y2K compliant version in the normal course of business. Excluding the cost of these software upgrades, NL's cost of becoming Y2K compliant is expected to be approximately $2 million, of which about one-half has been spent through March 31, 1999.

     NL has identified approximately 30 major computer systems and assessed them for Y2K compliance. At March 31, 1999, NL believes approximately 80% of such systems are Y2K compliant. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level coordinator, and the status of each of the remaining systems will be specifically tracked and monitored.

     As part of its Y2K compliance plan, NL has requested confirmations from its major domestic and foreign software vendors, hardware vendors, primary suppliers and major customers, that they are developing and implementing plans to become, or are, Y2K compliant. Confirmations received to date from NL's software vendors, hardware vendors, primary suppliers and major customers, indicate that generally they are in the process of implementing remediation plans to ensure that their systems are compliant by December 31, 1999. The major software vendors used by NL have already delivered Y2K compliant software. Notwithstanding these efforts, the ability of NL to affect the Y2K preparedness of such vendors, suppliers and customers is limited.

     NL is developing a contingency plan to address potential Y2K related business interruptions that may occur on January 1, 2000, or thereafter. This plan is expected to be completed in the second quarter of 1999.

     Although NL expects its systems to be Y2K compliant before December 31, 1999, it cannot predict the outcome or success of the Y2K compliance programs of its vendors, suppliers, and customers. NL also cannot predict whether its major software vendors, who continue to test for Y2K compliance, will find additional problems that would result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, NL cannot predict the impact on its financial condition or results of operations from noncompliant Y2K systems that NL directly or indirectly relies upon. Should NL's Y2K compliance plan not be successful or be delayed beyond January 2000, or should one or more vendors, suppliers or customers fail to adequately address their Y2K issues, the consequences to NL could be far-reaching and material, including an inability to produce TiO2 at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include plant malfunction, impeded communications or power supplies, or slower transaction processing and financial reporting. Although not anticipated, the most reasonably likely worst-case scenario of failure by NL or its key suppliers or customers to become Y2K compliant would be a short-term slowdown or cessation of manufacturing operations at one or more of NL's facilities and a short-term inability on the part of NL to process orders and billings in a timely manner, and to deliver products to customers.

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

     NL conducts substantial operations in Europe, including a significant amount of outstanding DM - denominated indebtedness. The functional currency of NL's German, Belgian, Dutch and French operations will convert to the euro from their respective national currencies over a two-year period beginning in 1999. NL has assessed and evaluated the impact of the euro conversion on its business and made the necessary system conversions. The euro conversion may impact NL's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations, financial condition or liquidity.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries. In the event of any acquisition or joint venture transaction, NL may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

                             PART II.  OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS.

     Reference is made to the 1998 Annual Report for descriptions of certain legal proceedings.

     Information called for by this item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 - "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, attached hereto as Exhibit 99.1.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Tremont held its Annual Meeting of Stockholders on May 4, 1999. The only matter voted upon was the election of directors. All nominees for director were elected and there were no directors whose term of office continued after the Annual Meeting who were not elected at the Annual Meeting. The vote with respect to each of the Company's directors was as follows:

       Director              Vote For          Votes
                                              Withheld


Susan E. Alderton           5,372,153          20,172
Richard J. Boushka          5,372,353          19,972
J. Landis Martin            5,370,385          21,940
Glenn R. Simmons            5,369,866          22,459
Harold C. Simmons           5,369,692          22,633
Thomas P. Stafford          5,372,211          20,114
Avy H. Stein                5,371,954          20,371

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

10.1 Advance Agreement, dated October 5, 1998, by and between Contran Corporation and the Registrant.

10.2 Intercorporate Services agreement by and between Contran Corporation and NL, effective as of January 1, 1999, incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-
         640) for the quarter ended March 31, 1999.

10.3 Intercorporate Services Agreement by and between NL and the Registrant, effective as of January 1, 1999, incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1999.

10.4     Intercorporate Services Agreement by and between

         Valhi, Inc. and NL, effective as of January 1, 1999, incorporated by reference to Exhibit 10.1 of NL's
         Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1999.

10.5 Intercorporate Services Agreement by and between Titanium Metals Corporation and NL Industries, Inc., effective as of January 1, 1999, incorporated by reference to exhibit 10.3 of NL's Quarterly Report on form 10-Q (File No. 1-640) for the quarter ended March 31, 1999.

10.6     Intercorporate Services Agreement by and between
         Titanium Metals Corporation and the Registrant, effective as of January 1, 1999.

10.7     Intercorporate Services Agreement by and between
         Contran Corporation and the Registrant, effective as of January 1, 1999.

10.8     Intercorporate Services Agreement by and between
         Valhi, Inc. and the Registrant, effective as of January 1, 1999.

27.1     Financial Data Schedule for the quarter ended March
         31, 1999.

99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed by NL
         Industries, Inc. (File No. 1-640).

     (b) Reports on Form 8-K filed by the Registrant for the quarter ended March 31, 1999 and through May 10, 1999:

  Filing Date              Items Reported


January 28, 1999     -        5 and 7
February 10, 1999    -        5 and 7
February 16, 1999    -        5 and 7
April 27, 1999       -        5 and 7
May 4, 1999          -        5 and 7


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TREMONT CORPORATION

                                          (Registrant)




Date: May 12, 1999           By  /s/ J. Thomas Montgomery, Jr.

                                 J. Thomas Montgomery, Jr.
                                 Vice President, Controller and

                                 Treasurer
                                 (Principal Finance and
                                 Accounting Officer)