Form 10-Q/A
period 1999-03-31
TREMONT CORPORATION
filed 1999-05-14
CIK 842718

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibit 10.1, inadvertently omitted from original filing, is filed with this Amendment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TREMONT CORPORATION

                                          (Registrant)


Date: May 14, 1999           By  /s/ J. Thomas Montgomery, Jr.

                                 J. Thomas Montgomery, Jr.
                                 Vice President, Controller and
                                 Treasurer
                                 (Principal Finance and
                                 Accounting Officer)