Form 10-Q
period 1999-06-30
TREMONT CORPORATION
filed 1999-08-13
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1999
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                Yes  X   No



Number of shares of common stock outstanding on August 11, 1999: 6,387,358

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

                              TREMONT CORPORATION

                                     INDEX


                                                                          Page
                                                                         number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

           Consolidated Balance Sheets - December 31, 1998 and
            June 30, 1999                                                  2-3

           Consolidated Statements of Income - Three months and
            six months ended June 30, 1998 and 1999                          4

           Consolidated Statements of Comprehensive Income (Loss) - Three
            months and six months ended June 30, 1998 and 1999               5

           Consolidated Statements of Cash Flows - Six months ended
            June 30, 1998 and 1999                                           6

           Consolidated Statement of Stockholders' Equity - Six months
            ended June 30, 1999                                              7

           Notes to Consolidated Financial Statements                     8-10

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                  11-27

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                                             28

     Item 6. Exhibits and Reports on Form 8-K.                              28

                              TREMONT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     December 31,  JUNE 30,
              ASSETS                    1998         1999

Current assets:
  Cash and cash equivalents          $  3,132      $  3,260
  Accounts and notes receivable         3,255         3,444
  Refundable income taxes               1,087           856
  Receivable from related parties       2,157         1,826
  Prepaid expenses                      1,203            77


     Total current assets              10,834         9,463


Other assets:
  Investment in TIMET                 145,180       155,341
  Investment in NL Industries          94,980       111,000
  Investment in joint ventures         13,063        13,708
  Receivable from related parties       2,212         2,144
  Other                                21,688        12,268


     Total other assets               277,123       294,461


Net property and equipment                633           615



                                    $ 288,590     $ 304,539



                              TREMONT CORPORATION

                                 (In thousands)

LIABILITIES, MINORITY INTEREST AND  December 31,     JUNE 30,
  STOCKHOLDERS' EQUITY                  1998           1999

Current liabilities:
  Loan payable to related party      $  5,875       $ 12,513
  Accrued liabilities                   3,821          2,701
  Other payables to related parties       167            319


     Total current liabilities          9,863         15,533


Noncurrent liabilities:
  Insurance claims and claim           15,812         15,782
expenses
  Accrued OPEB cost                    21,888         21,616
  Deferred income taxes                30,995         35,385
  Other                                 5,910          5,976


     Total noncurrent liabilities      74,605         78,759


Minority interest                       3,968          4,150


Stockholders' equity:
  Common stock                          7,769          7,780
  Additional paid-in capital          290,118        290,202
  Accumulated deficit                 (30,906)       (19,023)
  Accumulated other comprehensive      (7,469)       (13,504)


income

                                      259,512        265,455
  Less treasury stock, at cost         59,358         59,358


     Total stockholders' equity       200,154        206,097


                                    $ 288,590      $ 304,539



[FN] Commitments and contingencies (Note 1).



                              TREMONT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)


                              Three months ended  Six months ended
                                  June 30,            June 30,

                               1998      1999      1998      1999

Equity in earnings (loss) of:
  NL Industries               $3,443  $21,378   $50,260   $23,182
  TIMET                        4,195     (738)    9,742    (1,932)
  Other joint ventures           158      (34)    1,991       645

                               7,796   20,606    61,993    21,895
Corporate income (expense):
   Interest income               639      141     1,248       291
   Other, net                   (902)    (996)   (1,593)   (2,000)


     Income before income      7,533   19,751    61,648    20,186
taxes

Income tax expense             1,564    7,295     4,108     7,227
Minority interest                 49        1       512       182


     Income before             5,920   12,455    57,028    12,777
extraordinary item

Equity in extraordinary loss
of NL-
  early extinguishment of          -        -      (415)        -


debt


     Net income               $5,920   $12,455  $56,613   $12,777



Earnings per share:
   Before extraordinary item:
      Basic                      $.88    $1.95    $ 8.47   $2.00
      Diluted                    $.86    $1.93    $ 8.15   $1.98
   Net income:
      Basic                      $.88    $1.95    $ 8.41   $2.00
      Diluted                    $.86    $1.93    $ 8.09   $1.98

   Weighted average shares
outstanding:
      Common shares            6,711    6,387     6,730     6,384
      Diluted shares           6,855    6,448     6,889     6,460


                              TREMONT CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)

                                   Three months ended  Six months ended
                                        June 30,           June 30,

                                     1998      1999      1998      1999

Net income                          $ 5,920   $12,455   $56,613   $12,777
Other comprehensive income (loss),
net of taxes:
   Currency translation adjustments   (530)   (1,978)     (770)   (5,973)
   Unrealized gains (losses) on
marketable
     securities                         57       138       153       (62)


Comprehensive income                $ 5,447   $10,615   $55,996   $ 6,742



                              TREMONT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended June 30, 1998 and 1999

                                 (In thousands)

                                                1998       1999

Cash flows from operating activities:
    Net income                               $56,613   $ 12,777
    Earnings of affiliates:
        Before extraordinary item            (61,993)   (21,895)
        Extraordinary item                       415          -
        Distributions                          1,272      2,063
    Deferred income taxes                      3,827      7,639
    Minority interest                            512        182
    Other, net                                   488       (210)
    Change in assets and liabilities:
        Accounts with related parties            547        156
        Other, net                              (224)      (282)


     Net cash provided by operating            1,457        430
activities


Cash flows from investing activities:
     Purchase of TIMET common stock                -    (15,988)
     Other, net                                   (6)        (9)


     Net cash used by investing activities        (6)    (15,997)


Cash flows from financing activities:
    Borrowings from related parties                -      6,638


    Letters of credit cash collateral         (8,487)     9,872
    Litigation settlement, net                18,976          -
    Repurchases of common stock              (23,636)         -
    Dividends paid                              (474)      (894)
    Other, net                                 1,019         79


    Net cash provided (used) by financing    (12,602)    15,695
activities


Net increase (decrease) in cash and cash     (11,151)       128
equivalents
Balance at beginning of period                37,959      3,132


Balance at end of period                    $ 26,808   $  3,260



Supplemental disclosures - cash paid for:
      Income taxes (refund), net              $  424   $   (640)
      Interest                                     -        401

                              TREMONT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 1999

                                 (In thousands)


                  Common Stock
                                        Additional
                  Shares Treasury Common Paid-in  Accumulated
                  Issued  Shares   Stock Capital    Deficit

Balance at        7,769   1,392  $7,769  $290,118 $(30,906)
December 31, 1998

Comprehensive         -       -       -         -   12,777
income
Dividends             -       -       -         -     (894)
Common stock         11       -      11        75        -
issued
Other                 -       -       -         9        -


Balance at June   7,780   1,392  $7,780  $290,202 $(19,023)
30, 1999


[FN] See accompanying notes to consolidated financial statements.



                              TREMONT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 1999

                                 (In thousands)

                       Accumulated Other
                      Comprehensive Income

                                                              Total
                    Currency   Marketable Pension    Treasury Stockholders'
                   Translation Securities Liabilities  Stock     Equity

Balance at          $(6,742)   $  590     $(1,317)    $(59,358) $200,154
December 31, 1998

Comprehensive        (5,973)      (62)          -            -     6,742
income
Dividends                 -         -           -            -      (894)
Common stock              -         -           -            -        86
issued
Other                     -         -           -            -         9


Balance at June    $(12,715)   $  528     $(1,317)    $(59,358) $206,097
30, 1999



[FN] See accompanying notes to consolidated financial statements.

                              TREMONT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Tremont Corporation is principally a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. ("NL") and through joint ventures of 75%-owned TRECO L.L.C. ("TRECO"). Valhi, Inc. and Tremont, each affiliates of Contran Corporation, hold approximately 58% and 20%, respectively, of NL's outstanding common stock. At June 30, 1999, Contran and its subsidiaries held approximately 92% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 55% of Tremont's outstanding common stock. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET.

     The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1999 and the consolidated statements of income, cash flows, comprehensive income and stockholders' equity for the interim periods ended June 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

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

     The Company, NL and TIMET will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact of adopting SFAS No. 133, if any, has not been determined but will be dependent upon the extent to which the Company, NL and TIMET are then parties to derivative contracts or engaged in hedging activities.

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

Note 2 - Stockholders' equity:

     In 1997, Tremont's Board of Directors authorized the repurchase of up to 2 million shares of Tremont common stock in the open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. The Company has repurchased to date 1,219,300 shares for $55.7 million (average price $45.68) pursuant to this program. The most recent purchase was made in June 1998.

Note 3 - Unconsolidated affiliates and joint ventures:

     Summarized information relating to the results of operations, financial position and cash flows of TIMET and NL is included in MD&A, which information is incorporated herein by reference.

~    TIMET.~~~In February 1999, Tremont exercised an option to acquire 2.0 million shares of TIMET common stock from IMI plc for approximately $16 million ($7.95 per TIMET share). At June 30, 1999, Tremont held approximately 12.3 million shares, or 39%, of TIMET's outstanding common stock. At June 30, 1999, the net carrying amount of the Company's interest in TIMET was approximately $12.65 per share, while the market price of TIMET common stock at that date was $11.25 per share ($11.00 per share at August 11, 1999).

~    NL~Industries.~~~At June 30, 1999, Tremont held approximately 10.2 million shares of NL's outstanding common stock. At June 30, 1999, the net carrying amount of the Company's interest in NL was approximately $10.87 per share while the market price of NL common stock at that date was $11.13 per share ($12.69 per share at August 11, 1999).

     ~Joint~Ventures.~~~Investment in joint ventures represents holdings of 75%- owned TRECO, which is principally comprised of (i) a 12% direct interest in Victory Valley Land Company, L.P. ("VVLC"), which is actively engaged in efforts to develop certain real estate, and (ii) a 32% equity interest in Basic Management, Inc. ("BMI"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located. BMI, through a wholly owned subsidiary, owns an additional 50% interest in VVLC.~
~
Note 4 - Income taxes:

                                   Three months      Six months
                                      ended            ended
                                     June 30,         June 30,

                                   1998    1999     1998    1999

Expected income tax expense, at   $2,637   $6,913  $21,577   $7,065
35%
Adjustment of deferred tax          (988)       -  (17,452)       -
valuation allowance
Rate differences on equity in        (63)     402      (25)     124
earnings of affiliates
State income taxes and other, net    (22)     (20)       8       38


  Provision for income taxes      $1,564   $7,295   $4,108   $7,227


     The deferred tax valuation allowance adjustment in 1998 relates primarily to the Company's equity in NL.

Note 5 - Accrued liabilities:

                                          December      JUNE
                                             31,         30,
                                            1998        1999

                                              (In thousands)
OPEB cost                                  $ 1,503      $ 1,503
Other employee benefits                        324          301
Environmental cost                             307          286
Miscellaneous taxes                            135          150
Other                                        1,552          461


                                           $ 3,821      $ 2,701


Note 6 - Related party transactions:

     Receivables from related parties principally include amounts due from NL and a former affiliate under insurance loss sharing arrangements and amounts due from TIMET for exercises of Tremont stock options. Current payables to related parties include amounts due to Contran, NL and TIMET under intercorporate services arrangements.

     During 1998, the Company entered into an advance agreement with Contran under which each party may advance funds to the other, at the prime rate less 0.5%. At June 30, 1999, the interest rate applicable to funds advanced under this agreement was 7.25%. Obligations under this agreement are payable upon demand. At June 30, 1999, Tremont owed Contran $12.5 million pursuant to this agreement, which amount was borrowed primarily to purchase shares of NL and TIMET common stock.

Note 7 - Earnings per share:

     Net income per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of conversion of TIMET's Convertible Preferred Securities would be antidilutive in the 1999 periods.

                                Three months     Six months
                                    ended          ended
                                  June 30,        June 30,

                                1998     1999     1998      1999

                               (in thousands)     (in thousands)
Numerator:
   Net income                  $5,920   $12,455  $56,613   $12,777
   Effect of dilutive             (49)        -     (906)        -
securities of equity investees


   Diluted net income          $5,871   $12,455  $55,707   $12,777


Denominator:
   Average common shares        6,711     6,387    6,730     6,384
outstanding
   Average dilutive stock         144        61      159        76
options


   Diluted shares               6,855     6,448    6,889     6,460


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

     The Company reported second quarter net income of $12.5 million, or $1.93 per diluted share, compared to $5.9 million, or $.86 per diluted share, for the same quarter in 1998. The second quarter 1999 results included the Company's equity in NL's $90 million non-cash income tax benefit, as discussed below, which accounted for $1.70 of Tremont's second quarter 1999 earnings per share.

     The Company's equity in earnings of 39%-owned TIMET was a loss of $.7 million in the second quarter of 1999 compared to income of $4.2 million in 1998. TIMET reported a second quarter net loss of $2.5 million on sales of $128 million compared to net income of $13.8 million on sales of $191 million for the comparable 1998 period. TIMET's results were below those in 1998 principally due to a 26% decline in mill product volume caused by reduced demand for both aerospace and industrial products, as reported in prior periods.

     The Company's equity in earnings of 20%-owned NL Industries, Inc. was $21.4 million in the second quarter of 1999 compared to $3.4 million for the same quarter of 1998. NL reported income from continuing operations for the second quarter of 1999 of $111.8 million, which includes a $90 million non-cash income tax benefit. The income tax benefit relates to a favorable resolution of a tax contingency in Germany and a change in estimate of NL's ability to utilize certain German income tax attributes for which the benefit had not been previously recognized.

     Excluding the tax benefit, NL's income from continuing operations in the second quarter of 1999 would have been $21.8 million compared to $23.4 million in the second quarter of 1998. NL reported 1999 second quarter titanium dioxide pigments ("TiO2") sales volumes that were 1% lower than the record sales volumes in the same quarter in 1998 and 24% higher than the first quarter of 1999. NL's second quarter 1999 average selling prices for TiO2 were comparable to the second quarter of 1998 and 2% lower than the first quarter of 1999. NL's production rates continue to closely match sales volumes.

     The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnerships.

     As discussed above, the Company's major assets are its interests in NL
(TiO2) and TIMET (titanium metals). Tremont periodically evaluates the net carrying value of its long-term assets, principally its interests in TIMET and NL, to determine if there has been any decline in value that is other than temporary and would, therefore, require a writedown that would be accounted for as a realized loss. The Company's per share net carrying value of its interest in TIMET at June 30, 1999 was $12.65 per share, compared to a per share market price of $11.25 at that date. The Company's per share net carrying amount of its interest in NL at June 30, 1999 was $10.87 per share, compared to a per share market price of $11.13 at that date. At August 11, 1999, the market price for TIMET common stock was $11.00 per share and for NL common stock was $12.69 per share. The Company believes stock market prices are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. After considering what it believes to be all relevant factors including, among other things, the relatively short period of time that market prices have been less than the Company's per share interests, recent ranges of market prices and TIMET's and NL's respective operating results, financial position and prospects, the Company concluded that there has been no other than temporary decline in value of the Company's interests in TIMET and NL below their net carrying values at June 30, 1999. It is possible, should the TiO2 or titanium metals industries in general, or NL or TIMET specifically, encounter a prolonged downturn, or suffer other unforeseen adverse events, that the value of the Company's interest in NL, TIMET or both could decline to a level that could warrant a writedown. The Company will continue to monitor and evaluate its interests in NL and TIMET based upon, among other things, their respective results of operations, financial condition, liquidity and business outlook. In the event Tremont determines that any decline in value of its interests below their net carrying value has occurred which is other than temporary, it would report an appropriate writedown at that time.

~TIMET
~
     The Company's 39% interest in TIMET is reported by the equity method. Tremont's equity in earnings of TIMET differs from the amount that would be expected by applying Tremont's current ownership percentage to TIMET's separately reported earnings due to increases in ownership and the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in TIMET. Amortization of such basis differences generally increases earnings and reduces losses attributable to TIMET as reported by Tremont.

                  Three months               Six months
                      ended                    ended
                    June 30,                  June 30,

                  1998     1999    Change    1998     1999    Change

                  (In millions)            (In millions)
Net sales         $190.8  $127.6    -33.1%  $377.9   $261.7   -30.7%


Operating income  $ 23.9  $  1.1   -$22.8   $ 55.5   $  (.4) -$55.9
(loss)
Corporate income,    1.8      .8               2.9      1.7
net
Interest expense      .6     1.7                .9      3.0

                    25.1      .2              57.5     (1.7)

Income tax           8.6      .1              19.6      (.6)
expense (benefit)
Minority interest    2.7     2.6               5.8      5.3

Net income (loss) $ 13.8  $ (2.5)  -$16.3   $ 32.1   $ (6.4) -$38.5

Tremont's equity
 in TIMET's


 earnings
 (losses),        $  4.2  $  (.7)  -$ 4.9   $  9.7   $ (1.9) -$11.6
 including
 amortization of
 basis
 differences



Mill product
shipments:
   Volume (metric  3,900   2,800      -28%   7,800   5,800     -26%
tons)
   Average price
 ($ per kilogram) $34.50  $35.00       +1%  $34.50  $34.75      +1%

     ~Sales~and~Operating~Income.~~~TIMET's 1999 results were below those of the same periods in 1998 principally due to a 26% decline in year-to-date mill products volume caused by lower demand in both aerospace and industrial markets, as reported in earlier periods.

     Sales of $128 million in the second quarter of 1999 were 5% lower than the first quarter of this year principally due to lower volume. The average mill product selling price increased largely due to mix, as over 60% of the decline in mill products volume from the first quarter level was in TIMET's lowest priced industrial market product line.

     Total cost of sales was 89% of sales in the second quarter of 1999 compared to 91% in the first quarter of this year. TIMET's previously-reported cost reduction efforts and the changes in product mix both contributed to the improvement in second quarter gross profit margins over first quarter levels. TIMET is focusing on improving its margins through cost reductions, including shifting production to its more cost effective equipment acquired or refurbished as part of its recently completed major capital expenditure program, and through increased utilization of its business-enterprise system to help improve business processes.

     Operating income in 1998 includes a second quarter $6 million restructuring charge. Additional restructuring charges of $18 million were recorded in the fourth quarter of 1998, as previously reported.

     TIMET believes that demand for titanium aerospace products continues to be impacted by customer inventory levels as well as forecasted commercial aircraft build rates. The time required for customers to consume excess inventories has been longer than TIMET previously anticipated. TIMET also intends to increasingly compete on price, particularly in industrial markets. TIMET currently expects volumes during the last half of 1999 to be higher than in the first half of the year, and expects overall average mill product selling prices to be lower, in part due to mix changes. Assuming demand remains at currently expected levels during the remainder of 1999, TIMET currently expects to return to modest profitability in the second half of 1999.

~    European~Operations.~~~TIMET has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing TIMET's U.S. and European operations are substantially the same.

     Approximately one-half of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their respective functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in functional currencies. TIMET's export sales from the United States are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     The U.S. dollar sales and purchases of TIMET's European operations described above provide some natural hedge of non-functional currencies, and TIMET does not use currency contracts to hedge its currency exposures. Net currency transaction/translation losses were $1.5 million during the six months ended June 30, 1999. Foreign currency gains were $.1 million during the comparable 1998 period. At June 30, 1999, TIMET's consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $30 million and $27 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.
Exchange rates among 11 European currencies (including the French franc, Italian lira and German mark but excluding the UK pound sterling) became fixed relative to each other as a result of the new European currency unit ("euro") effective in 1999. Costs associated with modifications of systems to handle euro-denominated transactions have not been significant.

     ~Corporate~Income,~net.~TIMET's corporate income, net includes earnings on corporate cash equivalents, which vary with cash levels and interest rates, and accrued dividends on preferred securities.

     ~Interest~Expense.~~~Interest expense in the 1999 periods is higher than in the comparable 1998 periods, reflecting both higher average borrowing levels and lower levels of interest capitalization on capital projects in process.

     ~Minority~Interest.~Dividend expense related to TIMET's 6.625% Convertible Preferred Securities approximated $3.3 million per quarter in both 1999 and 1998 and is reported as minority interest, net of allocable income taxes.

     ~Income~Taxes.~~~TIMET operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income can impact TIMET's effective tax rate.

     ~Year~2000.~~~Y2K issues exist because many computer systems and applications currently use two-digit fields to designate a year. Date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to treat the year 2000 properly could cause systems to process critical financial, manufacturing and operational information incorrectly. TIMET has been actively involved in addressing Y2K issues because of the need to ensure, to the greatest extent possible, that its business operations continue without significant disruption after the millennium. Most of TIMET's information systems have been or are being replaced in connection with the implementation of TIMET's business-enterprise system, the initial implementation of which was substantially completed with the roll-out of the system to TIMET's U.K. subsidiary in February 1999. The cost of the new system, including related equipment and networks, aggregated approximately $50 million ($41 million capital and $9 million expense).

     TIMET, with the help of outside specialists and consultants (i) has completed its assessment of potential Y2K issues in its non-information systems (e.g., its manufacturing and communications systems), as well as in those information systems that were not replaced by the new enterprise-wide system, and (ii) has substantially completed the remediation and testing of all systems. TIMET's Y2K readiness varies by location. Some locations had completed their internal Y2K readiness plans by TIMET's June 1999 target date. Certain other locations were delayed in completing their readiness plans in part due to vendor release schedules. TIMET has contingency plans for certain applications in the event Y2K readiness is delayed, and is currently developing contingency plans for certain other applications. TIMET also intends to continue testing and retesting during the remainder of 1999. TIMET has expended approximately $4 million through June 1999 ($2 million in the first half of 1999) on these specific non-information system issues, principally embedded system technology, and expects to incur approximately an additional $1 million on such issues in the remainder of 1999. TIMET's evaluation of potential Y2K exposure related to key suppliers and customers is also in process and will continue throughout

1999. In this regard, TIMET is considering the temporary shutdown of certain sensitive production operations for a few days around the turn of the millennium as an additional safeguard against the unexpected loss of utilities service. TIMET expects to schedule production to provide for such temporary shutdowns.

     Although TIMET believes its key information and non-information systems will be Y2K ready before the end of 1999, it cannot predict whether it will find additional problems that would result in unplanned upgrades of applications during the rest of 1999 or even after December 1999. As a result of these uncertainties, TIMET cannot predict the impact on its financial condition, results of operations or cash flows resulting from Y2K failures in systems that TIMET directly or indirectly relies upon. Should TIMET's Y2K readiness plans not be successful or be delayed beyond December 1999, the consequences to TIMET could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, slower transaction processing and financial reporting, and potential liability to third parties. Although not anticipated, the most reasonably likely worst-case scenario of failure by TIMET or its key suppliers or customers to become Y2K ready would be a short-term slowdown or cessation of manufacturing operations at one or more of TIMET's facilities and a short-term inability on the part of TIMET to process orders and billings in a timely manner, and to deliver products to customers.

     ~Environmental~Matters~. In the early 1990s, TIMET and certain other companies (the "Steering Committee Companies") that currently have or formerly had operations within a Henderson, Nevada industrial complex (the "BMI Complex") began environmental assessments of the BMI Complex and each of the individual company sites located within the BMI Complex pursuant to a series of consent agreements entered into with the Nevada Division of Environmental Protection ("NDEP"). Most of this assessment work has now been completed, although some of the assessment work with respect to TIMET's property is continuing.

     In June 1999, TIMET entered into a series of agreements with BMI and, in certain cases, other Steering Committee Companies, pursuant to which, among other things:

  . BMI, TIMET and the other Steering Committee Companies each agreed to contribute to the cost of remediating any soils contamination within the BMI Complex (excluding the individual active plant sites), certain lands surrounding the BMI Complex, and certain lands owned by the Company adjacent to its plant site (the "TIMET Pond Property"); TIMET contributed $2.8 million to the cost of this remediation (which payment was charged against accrued liabilities);

  . BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including, subject to final NDEP approval, the responsibility to complete all outstanding requirements under the consent agreements with NDEP insofar as they relate to the investigation and remediation of soils conditions on such properties;

  . BMI indemnified TIMET and the other Steering Committee Companies against certain future liabilities associated with any soils contamination on such properties; and

  . TIMET agreed to convey to BMI, at no additional cost, the TIMET Pond Property upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow TIMET to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET will contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million; TIMET does not currently expect to incur any cost in connection with this project).

     TIMET, BMI and the other Steering Committee Companies are continuing investigation with respect to certain issues associated with the properties described above. In addition, TIMET is continuing assessment work with respect to its own active plant site.
~
~N~L~Industries~

     The Company's 20% interest in NL is reported by the equity method. Tremont's equity in earnings of NL differs from the amount that would be expected by applying Tremont's current ownership percentage to NL's separately-reported earnings due to increases in ownership and the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in NL. Amortization of such basis differences generally reduces earnings and increases losses attributable to NL as reported by Tremont.

                     Three months            Six months
                        ended                  ended
                       June 30,               June 30,

                     1998    1999    Change 1998    1999    Change

                         (In                    (In
                      millions)              millions)
Net sales            $241.6  $232.6   -3.7%  $464.3  $434.1   -6.5%


Operating income      $46.7   $44.1   -5.6%   $86.1   $75.1   -12.8%
General corporate
items:
   Securities           4.6     1.5             8.4     3.1
earnings, net
   Expenses, net       (3.3)   (4.2)           (7.5)   (8.4)
   Interest expense   (15.5)   (9.3)          (31.9)  (19.1)

                       32.5    32.1   -$0.4    55.1    50.7   -$4.4
Income tax expense      9.1   (81.9)           15.4   (77.4)
(benefit)

 Income from           23.4   114.0   +$90.6   39.7   128.1   +$88.4
  continuing
  operations
Minority interest         -     2.2               -     2.3


Discontinued             .3       -           287.4       -
operations
Extraordinary item -
early extinguishment      -       -            (2.4)      -
of debt


Net income           $23.7   $111.8  +$88.1  $324.7  $125.8  -$198.9



Tremont's equity in
NL's net earnings,
including            $3.4    $21.4   +$18.0  $50.3   $23.2   -$27.0
amortization of
basis differences



     NL's TiO2 operations are conducted by its wholly-owned Kronos, Inc. subsidiary. Kronos' operating income in the second quarter and first half of 1999 decreased from the comparable periods in 1998 due to lower production and sales volumes, partially offset by a second quarter 1999 $5.3 million currency exchange transaction gain related to certain of NL's short-term intercompany cross-border financings. These intercompany financings were settled in July 1999. Kronos' second-quarter sales volume decreased 1% from the record sales volume in the second quarter of 1998, but increased 24% from the first quarter of 1999. Sales volume in the first six months of 1999 was 8% lower than the first half of 1998. Kronos anticipates its TiO2 sales volume for full-year 1999 will approximate that of 1998.

     Kronos' production volume closely matched sales volume in the second quarter and first half of 1999, decreasing 2% and 7%, respectively, from the year-earlier periods. Kronos' average capacity utilization rate was 98% in the second quarter of 1999 and 91% for the first half of 1999.

     Average TiO2 selling prices for the second quarter of 1999 were comparable to the second quarter of 1998 and were 2% lower than the first quarter of 1999 reflecting weaker prices in European and export markets and, to a lesser degree, North American markets. Average selling prices at the end of the second quarter were 1% lower than the average for the quarter. Average selling prices in the first six months of 1999 were 3% higher than the 1998 period, primarily due to higher North American prices. Although Kronos expects average TiO2 prices during the second half of 1999 will be below average prices in the first half of 1999, NL does not expect that the downward pressures on prices will be long-term in nature due to the continuing recovery in Asia and NL's positive view of the worldwide economy. Kronos recently announced a 7.5% price increase in Europe that is expected to improve pricing trends in late 1999.

     Kronos expects its full-year 1999 operating income will be below that of 1998 primarily because of lower production volumes and lower average selling prices.

     Kronos' cost of sales as a percentage of net sales in the second quarter and first half of 1999 (72.1% and 72.5%, respectively) increased from the comparable periods in 1998 (69.2% and 69.8%, respectively) primarily due to lower production volume. Kronos' selling, general and administrative expenses decreased $1.4 million in the second quarter of 1999 compared to the second quarter of 1998 due to lower employee benefit expenses, a German non-income tax refund and the favorable effects of foreign currency translation. Selling, general and administrative expenses decreased by $1.8 million in the first half of 1999 due to lower distribution expenses associated with lower first-quarter 1999 sales volume.

     A significant amount of sales are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the second quarter of 1999 by $4 million compared to the second quarter of 1998 and increased the dollar value of sales for the first half of 1999 by $1 million compared to the first half of 1998. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's operating expenses and the net impact of currency exchange rate fluctuations on the operating income comparisons to 1998, excluding the $5.3 million gain described above, were not significant in the second quarter and first half of 1999.

     Securities earnings decreased due to lower average balances available for investment. Interest expense in the second quarter and first half of 1999 each decreased 40% from the comparable periods in 1998 primarily due to lower levels of outstanding debt. NL expects its full-year 1999 securities earnings and interest expense will be lower than 1998, primarily due to lower average balances available for investment and lower levels of outstanding debt, respectively.

     The difference between the income tax benefit (expense) attributable to income from continuing operations before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is discussed below.

      NL recognized a $90 million non-cash income tax benefit in the second quarter of 1999 related to (i) a favorable resolution of NL's previously reported tax contingency in Germany ($36 million) and (ii) a net reduction in NL's deferred income tax valuation allowance due to a change in estimate of NL's ability to utilize certain income tax attributes under the "more-likely-than-not" recognition criteria ($54 million).

      With respect to the German tax contingency, the German government has conceded substantially all of its income tax claims against NL and has released a DM 94 million ($50 million) lien on NL's Nordenham, Germany TiO2 plant that secured the government's claim.

      The $54 million net decrease in NL's deferred income tax valuation allowance is comprised of (i) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which NL now believes meets the recognition criteria as a result of, among other things, a legal restructuring of NL's German subsidiaries offset by (ii) a $24 million increase in the valuation allowance to reduce the previously recognized benefit of certain other deductible income tax attributes which NL now believes do not meet the recognition criteria due to a change in German tax law. The German tax law change, enacted on April 1, 1999, was effective retroactive to January 1, 1999 and resulted in an additional $3.8 million of current tax expense during the first six months of 1999.

      During the first six months of 1999, NL also reduced its deferred income tax valuation allowance by $7 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     Minority interest in the second quarter of 1999 relates to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities.

     Discontinued operations in 1998 represent NL's former specialty chemicals operations which were sold in January 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

~Tremont~

     The Company had cash and cash equivalents of $3.3 million at June 30, 1999. Tremont's approximately 12.3 million shares of TIMET common stock and approximately 10.2 million shares of NL common stock had a quoted market value of approximately $138 million and $114 million, respectively, at June 30, 1999.

     The Company's equity in earnings of affiliates are primarily non-cash. The Company received cash distributions from VVLC of $.6 million in the 1998 period and $.4 million in the 1999 period primarily to cover taxes associated with VVLC's income from land sales. TIMET instituted a regular quarterly dividend of $.04 per share of common stock in the second quarter of 1998. NL instituted a regular quarterly dividend of $.03 per share in the second quarter of 1998, which was increased to $.035 per common share in the first quarter of 1999. Based upon the Company's current holdings and the current NL and TIMET dividend rates, the aggregate TIMET / NL dividends received are $.9 million per quarter.

Payment and amount of dividends in the future are at the discretion of the Board of Directors of NL and TIMET, respectively. Relative changes in assets and liabilities generally do not materially impact the Company's cash flow from operating activities.

     During 1998, the Company entered into an advance agreement with Contran. At June 30, 1999, the Company owed Contran $12.5 million pursuant to this agreement, which amount was borrowed primarily to purchase shares of NL and TIMET common stock. Absent additional purchases of NL and TIMET common stock, the Company does not currently believe it will need to borrow significant additional amounts from Contran.

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

     Repurchases of common stock and purchases of additional TIMET shares are described in Notes 2 and 3, respectively, to the Consolidated Financial Statements. Cash provided by litigation settlement is related to the 1998 settlement of the previously reported ~Kahn~litigation. Tremont's current quarterly dividend rate is $.07 per share.

     Tremont, as a holding company, does not itself have numerous applications or systems where potential Y2K issues are a significant factor. The Company (i) has completed the assessment of potential Y2K issues in its information systems, and (ii) has implemented remedial actions, including testing. The cost for Tremont Y2K readiness is not material to the Company. Although not anticipated, the most reasonably likely worst-case scenario of failure by Tremont or its key service providers to become Y2K ready would be a short-term inability on the part of Tremont to process banking transactions. Y2K issues related to NL and TIMET are discussed elsewhere in MD&A.

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

     As previously reported, based upon the technical provisions of the Investment Company Act of 1940 (the "1940 Act") and Tremont's ceasing to own a majority of TIMET's common stock following the acquisition of IMI Titanium by TIMET in February 1996, Tremont might arguably be deemed to have become an "investment company" under the 1940 Act, despite the fact that Tremont does not now engage, nor has it engaged or intended to engage in the business of investing, reinvesting, owning, holding or trading of securities. Tremont has taken the steps necessary to give itself the benefits of a temporary exemption under the 1940 Act and has sought an order from the Commission that Tremont is primarily engaged, through TIMET and NL, in a non-investment company business. The Company believes another exemption may be available to it under the 1940 Act should the Commission deny Tremont's application for an exemptive order.


~TIMET~-~~Summarized balance sheet and cash flow information.

                                         December          JUNE
                                            31,             30,
                                           1998            1999

                                              (In millions)
Cash and equivalents                       $  15.5          $ 5.0
Other current assets                         380.3          338.2
Goodwill and other intangible assets          79.4           73.9
Other noncurrent assets                      126.8          129.0
Property and equipment, net                  351.2          340.2


                                          $  953.2        $ 886.3


Current liabilities                       $  136.9        $ 108.4
Long-term debt and capital lease             110.0           87.5
obligations
Accrued OPEB cost                             24.1           23.4
Other noncurrent liabilities                  24.4           25.9
Minority interest - Convertible              201.2          201.2
Preferred Securities
Other minority interest                        8.2            7.0
Stockholders' equity                         448.4          432.9


                                          $  953.2        $ 886.3



                                            Six months ended
                                                June 30,

                                           1998          1999

                                              (In millions)
Net cash provided (used) by:
  Operating activities:
     Before changes in assets and          $ 55.3          $ 16.1
liabilities
     Changes in assets and liabilities       (4.7)            7.9

                                             50.6            24.0
  Investing and financing activities:
     Capital expenditures                   (47.3)          (14.5)
     Business acquisitions                  (19.3)            -
     Net borrowings (repayments)             27.5           (19.8)
     Dividends                                -              (2.5)
     Other, net                              (1.2)            2.9


                                           $ 10.3         $  (9.9)


  Cash paid for:
    Interest, net of capitalized           $   .9         $  2.8
interest
    Convertible Preferred Securities          6.7            6.7
dividends
    Income taxes (refunds), net               3.6           (5.7)


     At June 30, 1999, TIMET had net debt of approximately $82 million
($87 million of notes payable and long-term debt and $5 million of cash and equivalents). TIMET also had $135 million of unused borrowing availability under its U.S. and European credit lines. Available borrowings in the future could be further reduced due to the leverage and interest coverage ratios contained in TIMET's U.S. credit agreement, as amended.

     ~Operating~Activities~. Cash provided by operating activities, excluding changes in assets and liabilities generally followed the trend in operating results. Depreciation and amortization of $21.3 million in 1999 was $5.8 million higher than in 1998 resulting from TIMET's major 1997-1998 capital program, including the business-enterprise system. Results of operations in 1998 included a second quarter restructuring charge which was principally non-cash.

     Changes in assets and liabilities reflect primarily the timing of purchases, production and sales. TIMET's plan of action to address current market conditions includes reductions in working capital, particularly inventories and receivables, both of which were reduced in the six-month period ended June 30, 1999. Changes in accounts payable and accrued liabilities in 1999 include the effect of payments to suppliers of titanium sponge and other raw materials for purchases made in late 1998 being higher than payables at the end of June for 1999 purchases, as well as the effect of lower purchase and headcount levels on accounts payable and accrued liabilities.

     Dividends on the $80 million of Special Metals Corporation 6.675% convertible preferred stock held by TIMET have been deferred by SMC for 1999 due to limitations imposed by SMC's bank credit agreements. Management of SMC has advised TIMET they currently expect SMC to meet the 1999 covenants that would allow SMC to pay its 1999 dividends in arrears by the end of the first quarter of 2000.

     ~Investing~and~Financing~Activities.~TIMET's major capital expenditure program, which aggregated $180 million in 1997 and 1998, is completed and TIMET estimates that capital expenditures for all of 1999 will approximate
$35 million. Business acquisitions consist of the purchase of Loterios S.p.A. in April 1998. Net borrowings in the 1998 period included amounts used to fund the acquisition of Loterios. Net repayments in 1999 reflect reductions of outstanding borrowings in both the U.S. and U.K. Other, net in 1999 includes assets sold as part of TIMET's restructuring activities.

     TIMET's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters each.

     TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past and, in the light of its current outlook, may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, TIMET investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and related industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.
~
NL~Industries~-~~Summarized balance sheet and cash flow information.

                                         December 31,     JUNE 30,
                                             1998           1999

                                               (In millions)
Cash and cash equivalents                $   163.1        $   147.1
Other current assets                         383.0            388.9
Noncurrent securities                         17.6             16.4
Investments in joint ventures                171.2            160.0
Other noncurrent assets                       37.9             30.8
Property and equipment                       382.2            354.4


                                         $ 1,155.0        $ 1,097.6



Current liabilities                      $   310.0        $   256.0
Long-term debt                               292.8            300.1
Deferred income taxes                        196.2            106.1
Accrued OPEB cost                             41.7             39.1
Environmental liabilities                     81.5             67.6
Other noncurrent liabilities                  79.9             72.5
Minority interest                               .6              2.8
Stockholders' equity:
  Capital and retained earnings              284.4            406.7
  Accumulated other comprehensive loss      (132.1)          (153.3)


                                         $ 1,155.0        $ 1,097.6




                                              Six months ended
                                                  June 30,

                                             1998           1999

                                               (In millions)
Net cash provided (used) by:
  Operating activities:
      Before changes in assets and       $    61.8        $    64.1
liabilities
      Changes in assets and liabilities      (44.4)           (47.9)

                                              17.4             16.2
  Investing and financing activities,
net:
     Capital expenditures                     (8.2)           (17.2)
     Proceeds from sale of Rheox             435.1              -
     Other investing activities, net          10.5            (10.4)
     Net borrowings (repayments)             (86.2)           (15.3)
     Other financing activities, net        (107.0)            (3.5)


                                          $  261.6          $ (30.2)


Cash paid for:
  Interest, net of amounts capitalized   $    20.9          $  18.7
  Income taxes, net                           39.0              5.2

     The TiO2 industry is cyclical and changes in economic conditions significantly impact the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities, in the 1999 period increased from the comparable period in 1998 primarily due to $11.2 million of cash distributions from NL's TiO2 manufacturing joint venture, partially offset by lower operating income. Changes in NL's inventories, receivables and payables (excluding the effect of currency translation) used cash in the first half of both 1998 and 1999, primarily due to increases in receivables in each respective period. Cash provided by operations in 1998 also includes $20 million related to an agreement not to compete in the rheological products business offset by $20 million of tax payments related to the gain on sale of Rheox.

     NL prepaid its DM 107 million ($60 million when paid) term loan in full in the first quarter of 1999, principally by drawing DM 100 million ($56 million when drawn) on its DM revolving credit facility. In the second quarter of 1999, NL repaid DM 20 million ($11 million when paid) of the DM revolving credit facility. The revolver's outstanding balance of DM 160 million ($85 million at June 30, 1999) is scheduled to be reduced to DM 105 million ($56 million at June 30, 1999) in March 2000, with the remaining balance to be repaid in September 2000.

     At June 30, 1999, NL had cash and cash equivalents aggregating $122 million ($16 million held by non-U.S. subsidiaries) and an additional $25 million of restricted cash equivalents. NL's subsidiaries had $56 million available for borrowing at June 30, 1999 under existing non-U.S. credit facilities, of which $37 million relates to NL's DM revolving credit facility.

     In the second quarter of 1999, NL paid a regular quarterly dividend of $.035 per share to shareholders aggregating $1.8 million. Dividends paid during the first half of 1999 totaled $3.6 million.

     Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest. In the second quarter of 1999, certain significant German tax contingencies aggregating an estimated DM 188 million ($100 million when resolved) through 1998 were resolved in NL's favor, as discussed above.

     During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at June 30, 1999) relating to 1994. NL has appealed this assessment and has begun litigation proceedings. During 1998, NL was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million at June 30, 1999) will likely be proposed for the year 1996. NL intends to vigorously contest this issue and litigate, if necessary. Although NL believes that it will ultimately prevail, NL has granted a lien for the 1994 tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

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

     NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant including sites for which EMS has contractually assumed NL's obligation. NL believes it has adequate accruals ($119 million at June 30, 1999) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     NL has conducted an inventory of its IT systems worldwide and is currently testing, where practical, the systems and applications that have been corrected or reprogrammed for Y2K compliance. NL has completed an inventory of its non-IT systems and is in the process of correcting or replacing date-deficient systems. The remediation effort is in progress on all critical IT and non-IT systems, and NL anticipates that remediation of all such systems will be substantially complete by September 1999. Once systems undergo remediation, they are tested for Y2K compliance. For critical systems, the testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources. NL uses a number of packaged software products that have been upgraded to a Y2K compliant version in the normal course of business. Excluding the cost of these software upgrades, NL's cost of becoming year 2000 compliant is expected to be approximately $2 million, of which about 75% has been spent through June 30, 1999.

     NL has identified approximately 30 major computer systems which have been assessed for Y2K compliance. At June 30, 1999, NL believes approximately 90% of such systems are Y2K compliant. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level coordinator, and the status of each of the remaining systems will be specifically tracked and monitored.

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

     NL is in the process of developing a contingency plan to address potential Y2K related business interruptions that may occur on January 1, 2000, or thereafter. The contingency plan is expected to be completed in the third quarter of 1999.

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

     NL conducts substantial operations in Europe, and has a significant amount of outstanding DM-denominated indebtedness. The functional currency of NL's German, Belgian, Dutch and French operations will convert to the euro from their respective national currencies over a two-year period beginning in 1999. NL has assessed and evaluated the impact of the euro conversion on its business and made the necessary system conversions. The euro conversion may impact NL's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations, financial condition or liquidity.

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

     Information called for by this item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 - "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, attached hereto as Exhibit 99.1.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

10.1 Intercompany Services Agreement by and between CompX International, Inc. and NL Industries, Inc. effective as of January 1, 1999, incorporated by reference to Exhibit 10.1 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended

         June 30, 1999.

10.2 Second Amendment to Credit Agreement among Titanium Metals Corporation and various lending institutions dated as of June 30, 1999, incorporated by reference to Exhibit 10.3 to Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 1999.

27.1     Financial Data Schedule for the quarter ended June
         30, 1999.

99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed by NL
         Industries, Inc. (File No. 1-640).


     (b) Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 1999 and through August 11, 1999:

  Filing Date              Items Reported


May 3, 1999                   5 and 7
May 6, 1999                   5 and 7
July 28, 1999                 5 and 7
July 28, 1999                 5 and 7



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TREMONT CORPORATION

                                          (Registrant)




Date: August 11, 1999     By  /s/ J. Thomas Montgomery, Jr.
                              -------------------------------
                              J. Thomas Montgomery, Jr.
                              Vice President, Controller and Treasurer
                              (Principal Finance and Accounting Officer)