Form 10-Q
period 1999-09-30
TREMONT CORPORATION
filed 1999-11-12
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 1999 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10126

                          Tremont Corporation

------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                Delaware                                     76-0262791

--------------------------------------------------   ---------------------------
(State or other jurisdiction of incorporation or          (IRS Employer
organization)                                              Identification No.)

                 1999 Broadway, Suite 4300, Denver, Colorado 80202

-------------------------------------------------------------------------------
                (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 296-5652
                                                           ---------------


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


Number of shares of common stock outstanding on October 31, 1999: 6,387,358
                                                                  ---------

                           FORWARD-LOOKING INFORMATION

         The  statements  contained  in this  Report  on Form  10-Q  ("Quarterly
Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those portions referenced above and those described from time to time in the Company's other filings with the Securities and Exchange
Commission, such as the cyclicality of the business of Titanium Metals Corporation ("TIMET") (39% of the equity securities of which are owned by the Company) and NL Industries, Inc. ("NL") (20% of the equity securities of which are owned by the Company), TIMET's dependence on the aerospace industry, the sensitivity of NL's and TIMET's businesses to global industry capacity, global economic conditions and changes in product pricing, the impact of TIMET's long term contracts with customers on its volume and ability to raise prices, the impact of TIMET's long term contracts with vendors on its ability to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services and the possibility of disruptions of normal business activities from "Year 2000" ("Y2K") issues. Should one or more of these risks materialize (or the consequences of such a development worsen), or should one or more of the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                                                          TREMONT CORPORATION

                                                                 INDEX



                                                                                                            Page
                                                                                                           number

PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements.

                    Consolidated Balance Sheets - December 31, 1998 and

                      September 30, 1999                                                                     2-3

                    Consolidated Statements of Income (Loss) - Three months and

                      nine months ended September 30, 1998 and 1999                                           4

                    Consolidated Statements of Comprehensive Income (Loss) - Three

                      months and nine months ended September 30, 1998 and 1999                                5

                    Consolidated Statements of Cash Flows - Nine months ended

                      September 30, 1998 and 1999                                                             6

                    Consolidated Statement of Stockholders' Equity - Nine months

                      ended September 30, 1999                                                                7

                    Notes to Consolidated Financial Statements                                              8-10

         Item 2.    Management's Discussion and Analysis of Financial Condition

                      and Results of Operations.                                                            11-30

PART II.     OTHER INFORMATION

         Item 1. Legal Proceedings.                                                                          31

         Item 6. Exhibits and Reports on Form 8-K.                                                           31


                                                        TREMONT CORPORATION

                                                    CONSOLIDATED BALANCE SHEETS

                                                          (In thousands)



                                                                     December 31,            September 30,

                             ASSETS                                      1998                     1999
                                                                  --------------------    ---------------------

Current assets:

  Cash and cash equivalents                                               $  3,132                 $  3,046
  Accounts and notes receivable                                              3,255                    3,456
  Refundable income taxes                                                    1,087                    1,166
  Receivable from related parties                                            2,157                    1,873
  Prepaid expenses                                                           1,203                    2,635
                                                                  --------------------    ---------------------

     Total current assets                                                   10,834                   12,176
                                                                  --------------------    ---------------------


Other assets:

  Investment in TIMET                                                      145,180                  154,230
  Investment in NL Industries                                               94,980                  113,548
  Investment in joint ventures                                              13,063                   13,728
  Receivable from related parties                                            2,212                    2,144
  Other                                                                     21,688                   12,883
                                                                  --------------------    ---------------------

     Total other assets                                                    277,123                  296,533
                                                                  --------------------    ---------------------

Net property and equipment                                                     633                      602
                                                                  --------------------    ---------------------

                                                                         $ 288,590                $ 309,311
                                                                  ====================    =====================


                                                   TREMONT CORPORATION

                                        CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                      (In thousands)



LIABILITIES, MINORITY INTEREST AND                                    December 31,              September 30,
  STOCKHOLDERS' EQUITY                                                    1998                      1999

                                                                  ---------------------     ----------------------

Current liabilities:

  Loan payable to related party                                           $  5,875                   $ 12,981
  Accrued liabilities                                                        3,821                      5,297
  Other payables to related parties                                            167                        284
                                                                  ---------------------     ----------------------

     Total current liabilities                                               9,863                     18,562
                                                                  ---------------------     ----------------------

Noncurrent liabilities:

  Insurance claims and claim expenses                                       15,812                     16,450
  Accrued OPEB cost                                                         21,888                     21,587
  Deferred income taxes                                                     30,995                     35,847
  Other                                                                      5,910                      6,015
                                                                  ---------------------     ----------------------

     Total noncurrent liabilities                                           74,605                     79,899
                                                                  ---------------------     ----------------------

Minority interest                                                            3,968                      4,165
                                                                  ---------------------     ----------------------

Stockholders' equity:

  Common stock                                                               7,769                      7,780
  Additional paid-in capital                                               290,118                    290,202
  Accumulated deficit                                                      (30,906)                   (19,950)
  Accumulated other comprehensive income                                    (7,469)                   (11,989)
                                                                  ---------------------     ----------------------
                                                                           259,512                    266,043
  Less treasury stock, at cost                                              59,358                     59,358
                                                                  ---------------------     ----------------------

     Total stockholders' equity                                            200,154                    206,685
                                                                  ---------------------     ----------------------

                                                                         $ 288,590                  $ 309,311
                                                                  =====================     ======================


Commitments and contingencies (Note 1).



                                                  TREMONT CORPORATION

                                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                         (In thousands, except per share data)



                                                             Three months ended                 Nine months ended
                                                                September 30,                     September 30,

                                                        ------------------------------     -----------------------------
                                                            1998             1999             1998             1999
                                                        -------------    -------------     ------------    -------------

Equity in earnings (loss) of:

  NL Industries                                              $4,794           $2,476           $55,054         $25,658
  TIMET                                                       5,044           (2,659)           14,786          (4,591)
  Other joint ventures                                          197               20             2,188             665
                                                        -------------    -------------     ------------    -------------
                                                             10,035             (163)           72,028          21,732
Corporate income (expense):

   Interest income                                              540               44             1,788             335
   Other, net                                                  (822)          (1,010)           (2,415)         (3,010)
                                                        -------------    -------------     ------------    -------------

     Income (loss) before income taxes                        9,753           (1,129)           71,401          19,057

Income tax expense (benefit)                                  1,811             (664)            5,919           6,563
Minority interest                                                60               15               572             197
                                                        -------------    -------------     ------------    -------------

     Income (loss) before extraordinary item                  7,882             (480)           64,910          12,297

Equity in extraordinary loss of NL-

  early extinguishment of debt                                 (422)               -              (837)              -
                                                        -------------    -------------     ------------    -------------

     Net income (loss)                                       $7,460            $(480)         $ 64,073        $ 12,297
                                                        =============    =============     ============    =============

Earnings (loss) per share:
   Before extraordinary item:

      Basic                                                  $1.23            $(.08)           $ 9.82        $   1.92
      Diluted                                                $1.19            $(.08)           $ 9.47        $   1.90
   Net income:

      Basic                                                  $1.17            $(.08)           $ 9.69        $   1.92
      Diluted                                                $1.12            $(.08)           $ 9.35        $   1.90

   Weighted average shares outstanding:

      Common shares                                           6,375            6,387             6,611           6,385
      Diluted shares                                          6,498            6,459             6,758           6,459


                               TREMONT CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)



                                                                      Three months ended                Nine months ended
                                                                        September 30,                     September 30,

                                                                 -----------------------------    ------------------------------
                                                                    1998             1999            1998              1999
                                                                 ------------     ------------    ------------     -------------

Net income (loss)                                                   $ 7,460            $(480)        $64,073           $12,297
Other comprehensive income (loss), net of taxes:
   Currency translation adjustments                                   2,315            1,691           1,545            (4,282)
   Unrealized gains (losses) on marketable
     Securities                                                          35             (176)            188              (238)
                                                                 ------------     ------------    ------------     -------------

Comprehensive income                                                $ 9,810           $1,035         $65,806           $ 7,777
                                                                 ============     ============    ============     =============


                               TREMONT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1998 and 1999

                                 (In thousands)



                                                                                       1998              1999
                                                                                   --------------    --------------

Cash flows from operating activities:

    Net income                                                                       $  64,073          $ 12,297
    Earnings of affiliates:
        Before extraordinary item                                                      (72,028)          (21,732)
        Extraordinary item                                                                 837                 -
        Distributions                                                                    1,544             2,903
    Deferred income taxes                                                                6,991             7,285
    Minority interest                                                                      572               197
    Other, net                                                                             667              (189)
    Change in assets and liabilities:

        Accounts with related parties                                                      462               925
        Other, net                                                                      (1,514)             (660)
                                                                                   --------------    --------------

     Net cash provided by operating activities                                           1,604             1,026
                                                                                   --------------    --------------

Cash flows from investing activities:

     Purchase of TIMET common stock                                                    (23,557)          (15,988)
     Other, net                                                                            (20)               (9)
                                                                                   --------------    --------------

     Net cash used by investing activities                                             (23,577)          (15,997)
                                                                                   --------------    --------------

Cash flows from financing activities:

    Borrowings from related parties                                                          -             6,275
    Letters of credit cash collateral                                                   (7,176)            9,872
    Litigation settlement, net                                                          18,976                 -
    Repurchases of common stock                                                        (23,636)                -
    Dividends paid                                                                        (922)           (1,341)
    Other, net                                                                           1,032                79
                                                                                   --------------    --------------

    Net cash provided (used) by financing activities                                   (11,726)           14,885
                                                                                   --------------    --------------

Net decrease in cash and cash equivalents                                              (33,699)              (86)
Balance at beginning of period                                                          37,959             3,132
                                                                                   --------------    --------------

Balance at end of period                                                               $ 4,260          $  3,046
                                                                                   ==============    ==============

Supplemental disclosures - cash paid for:

      Income taxes (refund), net                                                    $      427          $   (640)
      Interest                                                                               -               401

                               TREMONT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1999

                                 (In thousands)



                                                                                     Accumulated Other
                                 Common Stock                                      Comprehensive Income
                               ----------------                             ----------------------------------
                                                      Additional                                                          Total
                               Shares Treasury Common  Paid-in  Accumulated  Currency   Marketable   Pension  Treasury Stockholders'
                               Issued  Shares   Stock  Capital    Deficit   Translation Securities Liabilities  Stock    Equity
                               ------ ------- -------- --------- ---------  ----------- ---------- ----------- --------- -------

Balance at December 31, 1998   7,769   1,392  $ 7,769 $ 290,118  $(30,906)     $(6,742)    $  590     $(1,317) $(59,358)  $200,154

Comprehensive income               -       -        -         -    12,297       (4,282)      (238)          -         -      7,777
Dividends paid ($.21 per share)    -       -        -         -    (1,341)           -          -           -         -     (1,341)
Common stock issued               11       -       11        75         -            -          -           -         -         86
Other                              -       -        -         9         -            -          -           -         -          9
                               ----- ------- --------  --------  --------   ----------   --------    -------- ---------  ---------

Balance at September 30, 1999  7,780   1,392  $ 7,780 $ 290,202  $(19,950)   $(11,024)     $  352     $(1,317) $(59,358) $ 206,685
                               ===== ======= ========  ========  =========  ==========   ========    ======== =========  =========


                               TREMONT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

         Tremont Corporation is principally a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. and through joint ventures of 75%-owned TRECO L.L.C. Valhi, Inc. and Tremont, each affiliates of Contran Corporation, hold approximately 58% and 20%, respectively, of NL's outstanding common stock. At September 30, 1999, Contran and its subsidiaries held approximately 92% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 55% of Tremont's outstanding common stock. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET.

         The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1999 and the consolidated statements of income, cash flows, comprehensive income and stockholders' equity for the interim periods ended September 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations.

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

         TIMET. In February 1999, Tremont exercised an option to acquire 2 million shares of TIMET common stock from IMI plc for approximately $16 million ($7.95 per TIMET share). At September 30, 1999, Tremont held approximately 12.3 million shares, or 39%, of TIMET's outstanding common stock. At September 30, 1999, the net carrying amount of the Company's interest in TIMET was approximately $12.58 per share, while the market price of TIMET common stock at that date was $8.94 per share ($5.63 per share at November 11, 1999).

         NL Industries. At September 30, 1999, Tremont held approximately 10.2 million shares of NL's outstanding common stock. At September 30, 1999, the net carrying amount of the Company's interest in NL was approximately $11.12 per share while the market price of NL common stock at that date was $12.63 per share ($11.94 per share at November 11, 1999).

         Joint Ventures. Investment in joint ventures represents holdings of 75%-owned TRECO, which is principally comprised of (i) a 12% direct interest in The Landwell Company ("Landwell", formerly Victory Valley Land Company, L.P.), which is actively engaged in efforts to develop certain real estate, and (ii) a 32% equity interest in Basic Management, Inc. ("BMI"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located. BMI, through a wholly owned subsidiary, owns an additional 50% interest in Landwell.

Note 4 - Income taxes:



                                                                 Three months ended            Nine months ended
                                                                   September 30,                 September 30,

                                                              -------------------------     -------------------------
                                                                 1998          1999            1998          1999
                                                              -----------    ----------     -----------    ----------

Expected income tax expense, at 35%                             $ 3,414        $ (395)        $24,991        $6,670
Adjustment of deferred tax valuation allowance                   (1,019)            -         (18,471)            -
Rate differences on equity in earnings of affiliates                (40)         (251)            (65)         (127)
State income taxes and other, net                                  (544)          (18)           (536)           20
                                                              -----------    ----------     -----------    ----------

  Provision for income taxes (benefit)                          $ 1,811         $(664)        $ 5,919       $ 6,563
                                                              ===========    ==========     ===========    ==========


         The deferred tax valuation allowance adjustment in 1998 relates primarily to the Company's equity in NL.

Note 5 - Accrued liabilities:



                                                                           December 31,           September 30,
                                                                               1998                    1999

                                                                        -------------------    ---------------------
                                 (In thousands)


OPEB cost                                                                       $  1,503              $  1,503
Other employee benefits                                                              324                   345
Environmental cost                                                                   307                   155
Miscellaneous taxes                                                                  135                   157
Unearned insurance premiums                                                        1,075                 2,588
Other                                                                                477                   549
                                                                        -------------------    ---------------------

                                                                                 $ 3,821               $ 5,297
                                                                        ===================    =====================

Note 6 - Related party transactions:

         Receivables from related parties principally include amounts due from NL and a former affiliate under insurance loss sharing arrangements and amounts due from TIMET for exercises of Tremont stock options. Current payables to related parties include amounts due to Contran, NL and TIMET under intercorporate services arrangements.

         During 1998, the Company entered into an advance agreement with Contran under which each party may advance funds to the other, at the prime rate less 0.5%. At September 30, 1999, the interest rate applicable to funds advanced under this agreement was 7.75%. Obligations under this agreement are payable upon demand. At September 30, 1999, Tremont owed Contran $13.0 million pursuant to this agreement, which amount was borrowed primarily to purchase shares of NL and TIMET common stock.

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



                                                             Three months ended              Nine months ended
                                                               September 30,                   September 30,

                                                         ---------------------------    -----------------------------
                                                            1998            1999           1998             1999
                                                         ------------    -----------    ------------     ------------
                                                               (in thousands)                  (in thousands)


Numerator:

   Net income                                              $ 7,460          $ (480)       $ 64,073         $ 12,297
   Effect of dilutive securities of equity investees          (165)            (11)           (913)             (56)
                                                         ------------    -----------    ------------     ------------

   Diluted net income                                      $ 7,295          $ (491)       $ 63,160         $ 12,241
                                                         ============    ===========    ============     ============

Denominator:

   Average common shares outstanding                         6,375           6,387           6,611            6,385
   Average dilutive stock options                              123              72             147               74
                                                         ------------    -----------    ------------     ------------

   Diluted shares                                            6,498           6,459           6,758            6,459
                                                         ============    ===========    ============     ============

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

     The Company reported a third quarter net loss of $0.5 million, or $.08 per diluted share, compared to net income of $7.5 million, or $1.19 per diluted share, for the same quarter in 1998.

         The Company's equity in earnings of 39%-owned TIMET was a loss of $2.7 million in the third quarter of 1999 compared to income of $5.0 million in 1998. TIMET reported a third quarter net loss of $7.5 million on sales of $113 million compared to net income of $16.1 million on sales of $174 million for the comparable 1998 period. TIMET's results were below those of the same periods in 1998 principally due to a 25% decline in year-to-date mill products volume caused by lower demand in both aerospace and industrial markets, as reported in earlier periods.

         The Company's equity in earnings of 20%-owned NL Industries, Inc. was $2.5 million in the third quarter of 1999 compared to $4.8 million for the same quarter of 1998. NL reported income from continuing operations for the third quarter of 1999 of $17.1 million on sales of $242.6 million compared to $29.0 million on sales of $221.5 million in the comparable 1998 period. NL reported 1999 third quarter titanium dioxide pigments ("TiO2") sales volumes that were 1% lower than the record sales volumes in the same quarter in 1998 and 24% higher than the second quarter of 1999. NL's third quarter 1999 average selling prices for TiO2 were 4% lower than the second quarter of 1998 and 2% lower than the second quarter of 1999.

         The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnerships, which can vary from period to period depending upon timing of sales.

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

         The Company's per share net carrying amount of its interest in NL at September 30, 1999 was $11.12 per share, compared to a per share market price of $12.63 at that date ($11.94 per share at November 11, 1999). The Company believes stock market prices are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. After considering what it believes to be all relevant factors including, among other things, recent ranges of market prices and NL's operating results, financial position and prospects, the Company concluded that there has been no other than temporary decline in the value of the Company's interest in NL below its net carrying values at September 30, 1999. It is possible, should the TiO2 industry in general, or NL specifically, encounter a prolonged downturn, or suffer other unforeseen adverse events, that the value of the Company's interest in NL could decline to a level that could warrant a writedown.

         The Company's per share net carrying value of its interest in TIMET at September 30, 1999 was $12.58 per share, compared to a per share market price of $8.94 at that date ($5.63 per share at November 11, 1999). TIMET's high for 1999 was $13.25 per share on July 28 and the low was $4.50 per share on November 2. The Company believes stock market prices are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. TIMET has recently reported, among other things, that the commercial aerospace market is expected to remain depressed in 2000, that its results for next year will be heavily dependant upon volumes actually ordered under its long-term agreements, particularly its contract with Boeing, that it is seeking to amend or replace its U.S. credit agreement and that it will likely incur a further restructuring charge in the fourth quarter of 1999. In addition, on November 2, 1999, TIMET announced the suspension of regular quarterly common stock dividends. TIMET and the Company believe that TIMET's financial position and prospects for next year will be more fully clarified during the fourth quarter of 1999. The resolution of this uncertainty may either positively or negatively impact the Company's ongoing evaluation of TIMET's prospects. The Company believes that no writedown of its investment in TIMET is required as of September 30, 1999. However, as the Company's ongoing evaluation of TIMET's near-term prospects are largely dependent upon the resolution of the current uncertainty relating to TIMET's volumes for next year, the Company can give no assurance that it will not conclude at the end of 1999 that there has been an other than temporary decline in value of the Company's interest in TIMET that would, at that time, require a writedown that would be accounted for as a realized loss.

TIMET

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



                                     Three months ended                         Nine months ended
                                       September 30,                              September 30,

                                   -----------------------                   -------------------------
                                    1998          1999          Change         1998           1999          Change
                                   --------    -----------    -----------    ----------    -----------     ----------
                                       (In millions)                              (In millions)


Net sales                            $173.5       $112.7          -35.0%        $551.4        $374.5          -32.1%
                                   ========    ===========    ===========    ==========    ===========     ==========

Operating income (loss)              $ 27.3    $    (7.9)       -$ 35.2        $  82.9     $                -$ 91.1
                                                                                                (8.2)

Corporate income, net                   2.1          1.9                           5.0           3.5
Interest expense                        1.3          2.0                           2.3           5.0
                                   --------    -----------                   ----------    -----------
                                       28.1         (8.0)                         85.6          (9.7)

Income tax expense (benefit)            9.6         (2.8)                         29.1          (3.4)
Minority interest                       2.4          2.3                           8.3           7.6
                                   ========    ===========                   ==========    ===========
Net income (loss)                    $ 16.1      $  (7.5)       -$ 23.6        $  48.2     $   (13.9)       -$ 62.1
                                   ========    ===========    ===========    ==========    ===========     ==========

Tremont's equity in TIMET's
   earnings (losses), including
   amortization of basis

   differences                       $  5.0     $   (2.7)       -$  7.7       $   14.8      $   (4.6)       -$ 19.4
                                   ========    ===========    ===========    ==========    ===========     ==========

Mill product shipments:

   Volume (metric tons)               3,500        2,800          -20%          11,400         8,600          -25%
   Average price ($ per kilogram)
                                     $35.50       $31.75          -11%          $34.75        $33.75           -3%


         Sales and Operating Income. TIMET's results for the periods in 1999 were below those of the same periods in 1998 principally due to a 25% decline in year-to-date mill products volume caused by lower demand in both aerospace and industrial markets, as TIMET reported in earlier periods.

         Sales of $113 million in the third quarter of 1999 were 12% lower than the second quarter of this year principally due to both lower sales volume and to product mix changes, as lower priced industrial products represented a higher percentage of mill product volume during the most recent quarter. The average third quarter mill product selling price decreased from the second quarter largely due to this mix change. Third quarter ingot sales volume was also down from the second quarter.

         Total cost of sales was 96% of sales in the third quarter of 1999 compared to 89% in the second quarter of this year. As TIMET previously reported, third quarter volumes were impacted by declines in demand, including cancellations and push-outs by major aerospace customers, and by production difficulties and inefficiencies primarily in TIMET's North American Operations. Yield, rework and deviated material costs were higher, plant operating rates were lower and resumption of production following certain maintenance shutdowns took longer than expected. TIMET is focusing additional attention and resources on immediately improving certain aspects of its operating performance.

         Selling, general and administrative and development expenses in the 1999 periods were lower than in the corresponding 1998 periods, but higher as a percentage of sales, as not all such costs are variable, particularly in the short term. Operating income in the 1998 year-to-date period includes a second quarter $6 million restructuring charge.

         TIMET currently believes its fourth quarter results, excluding restructuring charges, will improve from third quarter 1999 levels, although it expects to report an operating loss for the quarter. The failure of a 2,500 ton press in TIMET's Toronto, Ohio mill products plant in mid-October may result in lower sales volume. TIMET is currently evaluating alternatives for production originally scheduled on this press. As previously reported, TIMET is considering further personnel reductions and rationalization of plant capacity in light of its revised market outlook and, as a result, will likely incur a restructuring charge in the fourth quarter of 1999.

         The commercial aerospace market is expected to remain depressed next year. TIMET's results for next year will be heavily dependent upon volumes actually ordered under its long-term agreements, particularly its contract with Boeing. TIMET is continuing to work with Boeing to both determine volume for next year and to improve the way the contract is administered by Boeing within its supplier base in order to achieve the intended benefits to both parties. TIMET is continuing its efforts to return to profitability by focusing on its manufacturing processes and reducing overall costs, in addition to its efforts to work closely with other major customers to solidify its volume position for 2000.

     European Operations. TIMET has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing TIMET's U.S. and European operations are substantially the same.

         Approximately one-half of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally major European currencies. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than the respective functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in local currencies. TIMET's export sales from the United States are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

         The U.S. dollar sales and purchases of TIMET's European operations described above provide some natural hedge of non-functional currencies, and TIMET does not use currency contracts to hedge its currency exposures. Net currency transaction/translation losses were $1 million during the nine months ended September 30, 1999. Foreign currency gains were $.4 million during the 1998 nine-month period. At September 30, 1999, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $27 million and $14 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings. Exchange rates among 11 European currencies (including the French franc, Italian lira and German mark, but excluding the UK pound sterling) became fixed relative to each other as a result of the new European currency unit ("euro") effective in 1999. Costs associated with modifications of systems to handle euro-denominated transactions have not been significant.

         General Corporate Income. General corporate income, net includes earnings on corporate cash equivalents, which vary with cash levels and interest rates, and accrued dividends on preferred securities.

         Interest Expense. Interest expense in the 1999 periods is higher than in the comparable 1998 periods, reflecting higher average borrowing levels, higher interest rates and lower levels of interest capitalization on capital projects in process.

         Minority Interest. Dividend expense related to TIMET's 6.625% Convertible Preferred Securities approximated $3.3 million per quarter in both 1999 and 1998 and is reported as minority interest, net of allocable income taxes.

     Income Taxes. TIMET operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income can impact TIMET's effective tax rate.

         Year 2000. Y2K issues exist because many computer systems and applications currently use two-digit fields to designate a year. Date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to treat the year 2000 properly could cause systems to process critical financial, manufacturing and operational information incorrectly. TIMET has been actively involved in addressing Y2K issues because of the need to ensure, to the greatest extent possible, that its business operations continue without significant disruption after the millennium. Most of TIMET's information systems have been replaced in connection with the implementation of TIMET's business-enterprise system, the initial implementation of which was substantially completed with the roll-out of the system to TIMET's U.K. subsidiary in February 1999. The cost of the new system, including related equipment and networks, aggregated approximately $50 million ($41 million capital and $9 million expense).

         TIMET, with the help of outside specialists and consultants (i) has completed its assessment of potential Y2K issues in its non-information systems (e.g., its manufacturing and communications systems), as well as in those information systems that were not replaced by the new enterprise-wide system, and (ii) has completed its system remediation and testing. Beginning in the third quarter of 1999, TIMET's Y2K efforts shifted from remediation and testing to contingency planning. Nonetheless, Y2K testing and monitoring will continue through the end of the year and into 2000 to help ensure that TIMET's systems continue to operate without Y2K problems. TIMET has developed contingency plans to be implemented in the event that mission critical systems and/or associated processes experience a Y2K failure. The contingency plans will be tested and rehearsed through the remainder of 1999. In this regard, TIMET is considering the temporary shutdown of certain sensitive production operations for a few days around the turn of the millennium as an additional safeguard against the unexpected loss of utilities service. TIMET expects to schedule production to provide for such temporary shutdowns. TIMET has expended approximately $4 million through September 1999 ($2 million of which was in 1999) on non-information system issues, principally embedded system technology, and expects to additionally incur less than $1 million on such issues in the remainder of 1999. TIMET's evaluation of potential Y2K exposure related to key suppliers and customers is also in process and will continue throughout 1999.

         Although TIMET believes its key information and non-information systems are Y2K ready, it cannot predict whether it will find additional problems that would result in unplanned upgrades of applications during the rest of the year or even after December 1999. As a result of these uncertainties, TIMET cannot predict the impact on its financial condition, results of operations or cash flows resulting from Y2K failures in systems that TIMET directly or indirectly relies upon. Should TIMET's Y2K readiness plans not be successful or be delayed beyond December 1999, the consequences to TIMET could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, slower transaction processing and financial reporting, and potential liability to third parties. Although not anticipated, the most reasonably likely worst-case scenario of failure by TIMET or its key suppliers or customers to become Y2K ready would be a short-term slowdown or cessation of manufacturing operations at one or more of TIMET's facilities and a short-term inability on the part of TIMET to process orders and billings in a timely manner, and to deliver products to customers.

NL Industries

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



                                         Three months ended                       Nine months ended
                                            September 30,                           September 30,

                                        ----------------------                  -----------------------
                                          1998         1999        Change         1998         1999         Change
                                        ---------    ---------    ----------    ----------   ----------    ----------
                                            (In millions)                           (In millions)


Net sales                                 $221.5      $242.6          +9.5%       $685.8       $676.8          +1.3%
                                        =========    =========    ==========    ==========   ==========    ==========

Operating income                          $ 45.0     $  34.8         -22.7%      $ 131.1      $ 109.8         -16.2%
General corporate items:
   Securities earnings, net                  4.3         1.7                        12.7          4.8
   Expenses, net                            (4.1)       (3.7)                      (11.6)       (12.2)
   Interest expense                        (15.1)       (9.1)                      (46.9)       (28.1)
                                        ---------    ---------                  ----------   ----------
                                            30.1        23.7         -$6.4          85.3         74.3        -$11.0
Income tax expense (benefit)                (1.3)        6.5                        14.2        (70.9)
                                        ---------    ---------                  ----------   ----------
 Income from continuing operations          31.4        17.2        -$14.2          71.1        145.2        +$74.1
Minority interest                            -           -                           -            2.3
Discontinued operations                      -           -                         287.4          -
Extraordinary item - early
  extinguishment of debt                    (2.4)        -                          (4.8)         -
                                        ---------    ---------                  ----------   ----------

Net income                                $ 29.0       $17.2        -$11.8        $353.7       $142.9       -$210.8
                                        =========    =========    ==========    ==========   ==========    ==========

Tremont's equity in NL's net
  earnings, including amortization of

  basis differences                       $  4.8       $ 2.5         -$2.3        $ 55.0       $ 25.7       -$ 29.3
                                        =========    =========    ==========    ==========   ==========    ==========

         Kronos' operating income in the third quarter of 1999 decreased from the comparable period in 1998 primarily due to lower average selling prices and lower production volume, partially offset by higher sales volume. Kronos' operating income in the first nine months of 1999 decreased from the comparable period in 1998 primarily due to lower production volume, partially offset by a second-quarter 1999 $5.3 million currency exchange transaction gain related to certain of NL's short-term intercompany cross-border financings. These intercompany financings were settled in July 1999.

         Worldwide demand for TiO2 was strong in the second and third quarters of 1999 and Kronos expects the strong demand will continue in the fourth quarter of 1999. Kronos believes the increased demand is primarily a result of strong worldwide economic conditions, although Kronos believes a portion of this increased demand is related to customers building their inventory levels. Customers' decisions to increase inventory levels may be influenced by (i) announced price increases, as discussed in more detail below, and (ii) general concerns regarding the year 2000. Kronos believes that demand in the first half of 2000 could be lower than the last half of 1999 should customers build significant inventories prior to year-end 1999.

         Average TiO2 selling prices for the third quarter of 1999 were 4% lower than the third quarter of 1998 and were 2% lower than the second quarter of 1999. Selling prices at the end of the third quarter approximated the average for the quarter. Kronos and certain of its competitors have announced worldwide price increases, and Kronos expects that its average selling prices should increase beginning in late 1999 or early 2000. Average selling prices in the first nine months of 1999 were comparable to the 1998 period, with slightly higher North American prices offset by lower prices in export markets and slightly lower prices in Europe.

         Kronos' production volume in the third quarter of 1999 decreased 10% from the comparable 1998 period and decreased 8% from the second quarter of 1999 primarily as a result of scheduled downtime in the third quarter of 1999 for maintenance at NL's chloride facilities. Production volume in the first nine months of 1999 decreased 8% from the comparable 1998 period primarily due to this maintenance downtime and NL's decision to manage inventory levels by curtailing production volume in the first quarter of 1999. Kronos' average production capacity utilization rate was 90% in the third quarter of 1999 and 91% for the first nine months of 1999. Kronos produced at full capacity in 1998. Due to strong worldwide demand and Kronos' inventory levels, Kronos intends to increase production volume in the fourth quarter, but production volume will be below sales volume for the full year.

         Kronos' record sales volume in the third quarter of 1999 increased 18% over the third quarter of 1998 and increased 6% over the second quarter of 1999 with strong demand in all major regions. Sales volume in the first nine months of 1999 approximated the first nine months of 1998.

         Kronos expects its full-year 1999 operating income will be below that of 1998 primarily because of lower production volume and slightly lower average selling prices, partially offset by higher sales volume.

         Kronos' cost of sales as a percentage of net sales in the third quarter and first nine months of 1999 increased from the comparable periods in 1998 primarily due to lower production volume. Kronos' selling, general and administrative expenses increased $.5 million in the third quarter of 1999 compared to the third quarter of 1998 due to higher distribution expenses associated with higher third-quarter 1999 sales volume, partially offset by the favorable effects of foreign currency translation. Kronos' selling, general and administrative expenses decreased $1.3 million in the first nine months of 1999 due to lower employee benefit expenses and a second-quarter 1999 German non-income tax refund.

         A significant amount of sales are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales for the third quarter and first nine months of 1999 by $5 million and $4 million, respectively, when compared to the year-earlier periods. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's operating expenses. The net impact of currency exchange rate fluctuations on the operating income comparisons to 1998, excluding the $5.3 million gain described above, were not significant in the third quarter and first nine months of 1999.

         Securities earnings decreased due to lower average cash and cash equivalent balances available for investment. Interest expense in the third quarter and first nine months of 1999 each decreased 40% from the comparable periods in 1998 primarily due to lower levels of outstanding debt. NL expects its full-year 1999 securities earnings and interest expense will both be lower than 1998, primarily due to lower average cash and cash equivalent balances available for investment and lower levels of outstanding debt, respectively.

         Although NL's overall current (cash) income tax rate is expected to continue to be lower than statutory rates, beginning in 2000 NL expects its overall income tax rate (current and deferred income tax expense) to approximate statutory tax rates. The difference between the income tax benefit (expense) attributable to income from continuing operations before income taxes and minority interest and the amount that would be expected using the U.S. federal statutory income tax rate of 35% is discussed below.

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

         Minority interest primarily relates to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). Discontinued operations in 1998 represent NL's former specialty chemicals operations which were sold in January 1998. The extraordinary item in 1998 resulted from early extinguishment of debt.

                         LIQUIDITY AND CAPITAL RESOURCES

Tremont

         The Company had cash and cash equivalents of $3.0 million at September 30, 1999. Tremont's approximately 12.3 million shares of TIMET common stock and approximately 10.2 million shares of NL common stock had a quoted market value of approximately $110 million and $129 million, respectively, at September 30, 1999.

         The Company's equity in earnings of affiliates are primarily non-cash. The Company received cash distributions from The Landwell Company of $.6 million in the 1998 period and $.4 million in the 1999 period primarily to cover taxes associated with Landwell's income from land sales. TIMET instituted a regular quarterly dividend of $.04 per share of common stock in the second quarter of 1998, and suspended such regular dividend payments in the fourth quarter of 1999. NL instituted a regular quarterly dividend of $.03 per share in the second quarter of 1998, which was increased to $.035 per common share in the first quarter of 1999. Based upon the Company's current holdings and the current NL dividend rate, NL dividends received are $.4 million per quarter. Payment and amount of dividends in the future are at the discretion of the Board of Directors of NL and TIMET, respectively. Relative changes in assets and liabilities generally do not materially impact the Company's cash flow from operating activities.

         During 1998, the Company entered into an advance agreement with Contran. At September 30, 1999, the Company owed Contran $13.0 million pursuant to this agreement, which amount was borrowed primarily to purchase shares of NL and TIMET common stock. The Contran advance agreement is currently a significant source of Tremont's liquidity and is expected to be a significant source in the future absent an increase in dividends on the Company's NL shares or the receipt of cash from other sources.

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

         Repurchases of common stock and purchases of additional TIMET shares are described in Notes 2 and 3, respectively, to the Consolidated Financial Statements. Cash provided by litigation settlement is related to the 1998 settlement of the previously reported Kahn litigation. Tremont's current quarterly dividend rate is $.07 per share.

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

         Other. The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to obtain financing from related entities or third parties, raise additional capital, modify its dividend policy, restructure ownership interests of subsidiaries and affiliates, incur, refinance or restructure indebtedness, repurchase shares of capital stock, consider the sale of interests in subsidiaries, affiliates, marketable securities or other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

TIMET - Summarized balance sheet and cash flow information.


                                                                           December 31,           September 30,
                                                                               1998                    1999

                                                                        -------------------    ---------------------
                                  (In millions)


Cash and equivalents                                                             $  15.5                   $ 6.8
Other current assets                                                               380.3                   327.5
Goodwill and other intangible assets                                                79.4                    73.3
Preferred securities                                                                80.0                    85.1
Other noncurrent assets                                                             46.8                    49.2
Property and equipment, net                                                        351.2                   339.7
                                                                        -------------------    ---------------------

                                                                                $  953.2                 $ 881.6
                                                                        ===================    =====================

Current liabilities                                                             $  136.9                 $ 104.1
Long-term debt and capital lease obligations                                       110.0                    94.3
Accrued OPEB cost                                                                   24.1                    22.6
Other noncurrent liabilities                                                        24.4                    23.6
Minority interest - Convertible Preferred Securities                               201.2                   201.2
Other minority interest                                                              8.2                     7.5
Stockholders' equity                                                               448.4                   428.3
                                                                        -------------------    ---------------------

                                                                                $  953.2                 $ 881.6
                                                                        ===================    =====================



                                Nine months ended

                                  September 30,

                                                                        --------------------------------------------
                                                                               1998                    1999
                                                                        -------------------    ---------------------

                                  (In millions)

Net cash provided (used) by:
  Operating activities:

     Before changes in assets and liabilities                                   $  86.2                    $ 19.4
     Changes in assets and liabilities                                            (11.5)                      1.6
                                                                        -------------------    ---------------------
                                                                                   74.7                      21.0
  Investing and financing activities:

     Capital expenditures                                                         (79.2)                    (18.7)
     Business acquisitions                                                        (27.0)                      -
     Net borrowings (repayments)                                                  104.3                      (9.2)
                       Dividends                                                   (2.5)                     (3.8)
     Other, net                                                                    (1.3)                      3.0
                                                                        -------------------    ---------------------

                                                                                 $ 69.0                   $  (7.7)
                                                                        ===================    =====================

  Cash paid for:

    Interest, net of capitalized interest                                      $    2.0                 $     4.7
    Convertible Preferred Securities dividends                                     10.0                      10.0
    Income taxes (refunds), net                                                    11.2                      (5.2)


         At September 30, 1999, TIMET had net debt of approximately $88 million ($95 million of notes payable and long-term debt and $7 million of cash and equivalents). As limited by provisions of its U.S. credit agreement, TIMET had an aggregate of $32 million of unused borrowing availability under its U.S. and European credit lines at September 30, 1999. TIMET currently believes it will not meet all of the financial covenants in its U.S. bank credit agreement at the end of 1999, and intends to seek to amend or replace its credit agreement.

         Operating  Activities.   Cash  provided  by  operating  activities  was
approximately $21 million for the nine-month period ended September 30, 1999, down from $75 million for the same period in 1998.

         Cash provided by operating activities, excluding changes in assets and liabilities, generally followed the decline in operating results. Depreciation of $32 million in the 1999 year-to-date period is $9 million higher than in the comparable 1998 period resulting from TIMET's major 1997-1998 capital program, including its business-enterprise system. Results of operations in 1998 included a second quarter restructuring charge which was principally noncash.

         Changes in assets and liabilities reflect primarily the timing of purchases, production and sales. TIMET's plan of action to address current market conditions includes reductions in working capital, particularly inventories and receivables, both of which have been reduced in 1999. Changes in accounts payable and accrued liabilities in 1999 include the effect of payments to suppliers of titanium sponge and other raw materials for purchases made in late 1998 being higher than payables at the end of September for 1999 purchases, as well as the effect of lower purchase and headcount levels on accounts payable and accrued liabilities.

         Dividends on the $80 million of Special Metals Corporation 6.675% convertible preferred stock held by TIMET have been deferred by SMC for 1999 due to limitations imposed by SMC's bank credit agreement. Management of SMC has advised TIMET they currently are seeking to amend SMC's credit agreement and do not expect SMC to be permitted to pay dividends or dividends in arrears during 2000. As a result, at September 30, 1999 TIMET has classified its accrued dividends on the SMC preferred securities as a non-current asset. TIMET currently believes that the realization of its investment in SMC by the maturity date of the securities in 2005 is not impaired.

         Investing and Financing Activities. TIMET's major capital expenditure program, which aggregated $180 million in 1997 and 1998, is completed and TIMET estimates that capital expenditures for all of 1999 will approximate $25 million. Business acquisitions in 1998 consist of the previously-reported purchase of Loterios S.p.A. and Wyman-Gordon transaction. Net borrowings in the 1998 period included amounts used to fund TIMET's acquisitions and its capital expenditure program. Net repayments in 1999 reflect reductions of outstanding borrowings in both the U.S. and U.K. Other, net in 1999 includes assets sold as part of TIMET's restructuring activities.

         In November 1999, TIMET's board of directors voted to suspend the regular quarterly dividend on its common stock in view of, among other things, the continuing weakness in overall market demand for titanium metal products.

         TIMET's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters each. The board of directors decided to continue distributions on TIMET's Convertible Preferred Securities for the fourth quarter of 1999. The board will re-evaluate the continuation of such payments on a quarter-by-quarter basis.

         Other. TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past and, in the light of its current outlook, may in the future seek to raise additional capital, modify its common and preferred dividend policy, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

NL Industries - Summarized balance sheet and cash flow information.


                                                                              December 31,             September 30,
                                                                                  1998                     1999

                                                                          ---------------------    ----------------------
                                                                                          (In millions)


Cash and cash equivalents                                                      $    163.1                   $   156.7
Other current assets                                                                383.6                       386.2
Noncurrent securities                                                                17.6                        15.3
Investments in joint ventures                                                       171.2                       159.2
Other noncurrent assets                                                              37.9                        30.0
Property and equipment                                                              382.2                       357.0
                                                                          ---------------------    ----------------------

                                                                                $ 1,155.6                   $ 1,104.4
                                                                          =====================    ======================

Current liabilities                                                            $    310.6                  $    312.9
Long-term debt                                                                      292.8                       244.3
Deferred income taxes                                                               196.2                       105.6
Accrued OPEB cost                                                                    41.7                        37.6
Environmental liabilities                                                            81.5                        60.3
Other noncurrent liabilities                                                         79.9                        70.5
Minority interest                                                                      .6                         2.9
Stockholders' equity:

  Capital and retained earnings                                                     284.4                       422.1
  Accumulated other comprehensive loss                                             (132.1)                     (151.8)
                                                                          ---------------------    ----------------------

                                                                                $ 1,155.6                   $ 1,104.4
                                                                          =====================    ======================



                                                                                        Nine months ended
                                                                                          September 30,

                                                                          -----------------------------------------------
                                                                                  1998                     1999
                                                                          ---------------------    ----------------------

                                                                                          (In millions)

Net cash provided (used) by:
  Operating activities:

      Before changes in assets and liabilities                                $     101.6                   $    87.8
      Changes in assets and liabilities                                             (59.5)                       (5.7)
                                                                          ---------------------    ----------------------
                                                                                     42.1                        82.1
  Investing and financing activities, net:

     Capital expenditures                                                           (12.7)                      (25.8)
     Proceeds from sale of Rheox                                                    435.1                         -
     Other investing activities, net                                                  4.1                       (10.2)
     Net borrowings (repayments)                                                   (140.4)                      (37.0)
     Other financing activities, net                                               (109.3)                       (5.3)
                                                                          ---------------------    ----------------------

                                                                                 $  218.9                       $ 3.8
                                                                          =====================    ======================
Cash paid for:

  Interest, net of amounts capitalized                                          $    22.0                     $  19.7
  Income taxes, net                                                                  47.8                         3.6

         The TiO2 industry is cyclical and changes in economic conditions significantly impact the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities, in the 1999 period decreased from the comparable period in 1998 primarily due to lower operating income, partially offset by $12.1 million of cash distributions from NL's TiO2 manufacturing joint venture.

         The net change in NL's inventories, receivables and payables (excluding the effect of currency translation) provided cash in the first nine months of 1999 and used cash in the first nine months of 1998. Increases in accounts receivable balances used cash in both 1998 and 1999 due to high accounts receivable levels at the end of both September 30, 1998 and 1999 compared to each respective beginning of year amounts as a result of seasonally low sales volumes in December 1997 and 1998. Changes in inventory levels provided cash in the 1999 period and used cash in the 1998 period primarily due to lower production volume in the first nine months of 1999. Cash provided by operations in 1998 also includes $20 million related to an agreement not to compete in the rheological products business offset by $25 million of income tax payments related to the gain on sale of Rheox.

         NL prepaid its DM 107 million ($60 million when paid) term loan in full in the first quarter of 1999, principally by drawing DM 100 million ($56 million when drawn) on its DM revolving credit facility. In the second and third quarters of 1999, NL repaid DM 20 million ($11 million when paid) and DM 40 million ($22 million when paid), respectively, of the DM revolving credit facility with cash provided from operations. The revolver's outstanding balance of DM 120 million ($64 million at September 30, 1999) was further reduced in October 1999 by DM 20 million ($11 million when paid). The remaining balance of DM 100 million will be repaid or refinanced on or before its scheduled maturity date in September 2000.

         In the third quarter of 1999, NL paid a regular quarterly dividend of $.035 per share to shareholders aggregating $1.8 million. Dividends paid during the first nine months of 1999 totaled $5.4 million. In October 1999 NL's Board of Directors declared a regular quarterly dividend of $.035 per share to shareholders of record as of December 16, 1999 to be paid on December 30, 1999.

         In October and through November 11, 1999, NL purchased approximately 171,800 shares of its common stock for $1.9 million.

         Cash, cash equivalents and borrowing availability. At September 30, 1999, NL had cash and cash equivalents aggregating $157 million ($42 million held by non-U.S. subsidiaries) and an additional $25 million of restricted cash equivalents held by U.S. subsidiaries. NL's subsidiaries had $78 million available for borrowing at September 30, 1999 under existing non-U.S. credit facilities, of which $59 million relates to NL's DM revolving credit facility.

         Income tax contingencies. Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest. In the second quarter of 1999, certain significant German tax contingencies aggregating an estimated DM 188 million ($100 million when resolved) through 1998 were resolved in NL's favor, as discussed above.

         On April 1, 1999, the German government enacted certain income tax law changes that were retroactively effective as of January 1, 1999. Based on these changes, NL's ongoing current (cash) income tax rate in Germany increased beginning in the second quarter of 1999.

         During 1997 NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at September 30, 1999) relating to 1994. NL has appealed this assessment and the Fredrikstad City Court is scheduled to hear the case in January 2000. During 1998 NL was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million at September 30, 1999) will likely be proposed for the year 1996. NL intends to vigorously contest this issue and litigate, if necessary. Although NL believes that it will ultimately prevail, NL has granted a lien for the 1994 tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

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

         Environmental matters and litigation. NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has adequate accruals ($117 million at September 30, 1999) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

         Lead pigment litigation. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot be reasonably estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

         Year 2000 readiness. Computer programs which were written using two digits (rather than four) to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "year 2000 issue," which may affect the performance of computer programs, hardware, software and other products with embedded computer technology that is date sensitive. Unless corrective action is taken to ensure that such items are "year 2000 compliant," which means that they will be able to process dates and times in such a manner that their technical and functional requirements will continue to be met without interruption for the year 2000, they may generate erroneous data or cause systems, equipment or other products to fail.

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

         NL has conducted an inventory of its IT systems worldwide and is currently testing, where practical, the systems and applications that have been corrected or reprogrammed for year 2000 compliance. NL has completed an inventory of its non-IT systems and is in the process of correcting or replacing date-deficient systems. The remediation effort is complete on all critical IT and non-IT systems. Once systems undergo remediation, they are tested for year 2000 compliance. For critical systems, the testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources. NL uses a number of packaged software products that have been upgraded to a year 2000 compliant version in the normal course of business. Excluding the cost of these software upgrades, NL's cost of becoming year 2000 compliant is expected to be approximately $2 million, substantially all of which has been spent through September 30, 1999.

         NL has approximately 30 major computer systems which have been assessed for year 2000 compliance. At September 30, 1999, NL believes all of such systems are year 2000 compliant. Each operating unit has responsibility for its own conversion of other nonmajor systems, in line with overall guidance and oversight provided by a corporate-level coordinator, and the status of each of the remaining nonmajor systems will be specifically tracked and monitored.

         As part of its year 2000 compliance plan, NL has requested confirmations from its major domestic and foreign software vendors, hardware vendors, primary suppliers and major customers, that they are developing and implementing plans to become, or are, year 2000 compliant. Confirmations received to date from NL's software vendors, hardware vendors, primary suppliers and major customers, indicate that generally they are in the process of implementing remediation plans to ensure that their systems are compliant by December 31, 1999. The major software vendors used by NL have already delivered year 2000 compliant software. Notwithstanding these efforts, the ability of NL to affect the year 2000 preparedness of such vendors, suppliers and customers is limited.

         NL is in the process of developing a contingency plan to address potential year 2000 related business interruptions that may occur on January 1, 2000, or thereafter. The contingency plan is expected to be completed in the fourth quarter of 1999. As part of the contingency plan, NL presently intends to idle its manufacturing facilities shortly before the turn of the millennium as an additional safeguard against the unexpected loss of utility services and resume production shortly after midnight year-end 1999.

         Although NL expects its systems to be year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the year 2000 compliance programs of its vendors, suppliers, and customers. NL also cannot predict whether its major software vendors, who continue to test for year 2000 compliance, will find additional problems that would result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, NL cannot predict the impact on its financial condition or results of operations from noncompliant year 2000 systems that NL directly or indirectly relies upon. Should NL's year 2000 compliance plan not be successful or be delayed beyond January 2000, or should one or more vendors, suppliers or customers fail to adequately address their year 2000 issues, the consequences to NL could be far-reaching and material, including an inability to produce TiO2 at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include plant malfunction, impeded communications or power supplies, or slower transaction processing and financial reporting. Although not anticipated, the most reasonably likely worst-case scenario of failure by NL or its key suppliers or customers to become year 2000 compliant would be a short-term slowdown or cessation of manufacturing operations at one or more of NL's facilities and a short-term inability on the part of NL to process orders and billings in a timely manner, and to deliver products to customers.

         Euro currency. Beginning January 1, 1999, eleven of the fifteen members of the European Union ("EU"), including Germany, Belgium, the Netherlands and France, adopted a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies remain legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currency units are fixed.

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

         Other. NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries. In the event of any acquisition or joint venture transaction, NL may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

                           PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.

         Reference is made to the 1998 Annual Report for descriptions of certain legal proceedings.

         Information called for by this item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 -- "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, attached hereto as Exhibit 99.1.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

                27.1 Financial Data Schedule for the quarter ended September 30, 1999.

                99.1 Part II, Item 1 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed by NL Industries, Inc. (File No. 1-640).


         (b) Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 1999 and through November 8, 1999:

                  Filing Date                              Items Reported

              ----------------------                 --------------------------

                 July 28, 1999                                5 and 7
                 July 28, 1999                                5 and 7
                 October 28, 1999                             5 and 7
                 November 3, 1999                             5 and 7

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

                                                TREMONT CORPORATION
                                      -----------------------------------------
                                                    (Registrant)

Date: November 11, 1999               By      /s/ J. Thomas Montgomery, Jr.
------------------------------------- -----------------------------------------
                                       J. Thomas Montgomery, Jr.
                                       Vice President, Controller and Treasurer
                                      (Principal Finance and Accounting Officer)