Form 10-K
period 1999-12-31
TREMONT CORPORATION
filed 2000-03-24
CIK 842718

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1999

                                       OR

     TRANSITION   REPORT   PURSUANT   TO   SECTION  13  OR  15(d)  OF  THE
     SECURITIES       EXCHANGE ACT OF 1934
                         Commission file number 1-10126

                               Tremont Corporation

             (Exact name of registrant as specified in its charter)
            Delaware                                             76-0262791
 ------------------------------------                       -----------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

1999 Broadway, Suite 4300, Denver, Colorado             80202
-------------------------------------------             -----
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:           (303) 296-5652
                                                           ---------------------

    Securities  registered  pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
Title of each class                                  which registered
-------------------                         -------------------------------
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

As of March 17, 2000, 6,391,058 shares of common stock were outstanding. The aggregate market value of the 2.4 million shares of voting stock held by nonaffiliates of Tremont Corporation as of such date approximated $44.5 million.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

         The statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found (i) in
Item 1 - Business,  including those under the captions "Unconsolidated Affiliate
- TIMET" and "Unconsolidated Affiliate - NL", (ii) in Item 3 - Legal Proceedings, and (iii) in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "anticipates," "expected" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including in those portions referenced above, and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of TIMET's and NL's businesses, TIMET's dependence on the aerospace industry, the sensitivity of TIMET's and NL's businesses to global industry capacity, global economic conditions, changes in product pricing, the performance of The Boeing Company and other aerospace manufacturers under their long-term purchase agreements with TIMET, the impact of long-term contracts with vendors on its ability to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                                     PART I

ITEM 1:   BUSINESS

GENERAL:

         Tremont Corporation, headquartered in Denver, Colorado, is a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. ("NL") and other joint ventures through 75%-owned TRECO L.L.C. At December 31, 1999, Valhi, Inc. and Tremont, each affiliates of Contran Corporation, held approximately 59% and 20%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. Tremont may be deemed to control TIMET. At December 31, 1999, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain assets of certain employee benefit plans adopted by Valhi and related entities, owned an additional 8% of TIMET's outstanding common stock. At December 31, 1999, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 55% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET. Mr. Simmons is sole trustee of the CMRT and is a member of the trust investment committee of the CMRT. Tremont and its consolidated subsidiaries are referred to herein collectively as the "Company." Operating segment information included in Note 3 to the Consolidated Financial Statements is incorporated herein by reference.

         During 1998, Tremont purchased additional shares of NL common stock, increasing its ownership from 18% to 20%. During 1998 and 1999, Tremont purchased additional shares of TIMET common stock, increasing its ownership percentage from 30% at December 31, 1997 to 39% at December 31, 1999. See Note 4 to the Consolidated Financial Statements.

         In the fourth quarter of 1999, the Company recognized a $61 million pre-tax impairment charge ($38 million net-of-tax) for an other than temporary decline in the market value of TIMET. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Consolidated Financial Statements.

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

         General. Titanium Metals Corporation ("TIMET") is one of the world's leading integrated producers of titanium sponge, ingot, slab and mill products and has the largest sales volume worldwide. TIMET is the only integrated producer with major titanium processing facilities in both the United States and Europe, the world's principal markets for titanium. The demand for titanium reached a peak in 1997 when worldwide mill products shipments reached 60,000 metric tons. Since this peak, annual shipments declined 10% to 54,000 metric tons in 1998 and a further 11% to 48,000 metric tons in 1999. TIMET estimates that in 1999 it accounted for approximately 24% of worldwide industry shipments of mill products and approximately 13% of world sponge production.

         Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately 40% of industry mill product shipments in 1999, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in diverse uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities, military armor and automotive and architectural uses.

         TIMET's products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and rolled products produced from ingot or slab, including billet, bar, flat products (plate, sheet and strip), welded pipe, pipe fittings, extrusions and wire. TIMET believes it is among the lower cost producers of titanium sponge and melt products due in part to its economies of scale, manufacturing expertise and investment in technology. The titanium industry is comprised of several manufacturers which, like TIMET, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products. TIMET believes that at least 90% of the world's titanium sponge is produced by six companies.

         TIMET intends to continue its focus on the following long-term goals and objectives to change the traditional way business is conducted:

o Maximize the long-term value of its core aerospace business by focusing on TIMET's basic strengths of sponge production, melting and forging of various shapes of titanium products, and by entering into strategic agreements with major titanium users to help mitigate the cyclicality of TIMET's aerospace business.

o Invest in strategic alliances, including joint ventures, acquisitions and entrepreneurial arrangements, as well as new markets, applications and products, to help reduce traditional dependence on the aerospace sector.

o Invest in technology, capacity and innovative projects aimed at reducing costs and enhancing productivity, quality, customer service and production capabilities.

o             Stabilize the cost and supply of raw materials.

o             Maintain a strong balance sheet.

         TIMET's focus in the short-term is to return to profitability as quickly as possible by reducing costs, improving quality and streamlining its overall business and manufacturing processes. To that end, TIMET has:

o Limited planned capital expenditures to include those principally intended for capital maintenance, environmental, health and safety purposes.

o Rationalized staffing and production worldwide to fit current market conditions.

o             Suspended the dividend on its common stock.

o Negotiated new credit agreements to provide liquidity through the current down-cycle.

o             Initiated a plan to reduce overhead, inventory and receivables.

         TIMET intends to consider further means to reduce costs if the foregoing do not prove sufficient to return to profitability.

         Current industry conditions and outlook for 2000. The titanium industry historically has derived the majority of its business from the aerospace industry. The cyclical nature of the aerospace industry has been the principal cause of the historical fluctuations in performance of titanium companies, which had cyclical peaks in mill products shipments in 1980, 1989 and 1997 and cyclical lows in 1983 and 1991. During the 1996-1998 period, TIMET reported aggregate net income of $176 million, which substantially more than offset the aggregate net losses of $93 million it reported during the difficult 1991-1995 period. TIMET currently expects that the loss in 2000 will exceed the 1999 loss and looks to return to profitability in late 2001.

         Worldwide industry mill products shipments of approximately 60,000 metric tons in 1997 were 65% above 1994 levels. In 1998, industry mill product shipments declined approximately 10%, to approximately 54,000 metric tons, with a further 11% decline to approximately 48,000 metric tons in 1999. Expectations for 2000 are a further decline in mill product shipments although it is expected to be less than the decline as experienced during each of the last two years. TIMET believes that the reduction in demand for aerospace products is attributable to a decline in the number of aircraft forecast to be produced, particularly in titanium-intensive wide body planes, compounded by reductions in inventories throughout the aerospace industry supply chain as customers adjust to the decreases in overall production rates. Industrial demand for titanium has also declined due to weakness in Asian and other economies.

         Aerospace demand for titanium products, which includes both jet engine components such as rotor blades, discs, rings and engine cases, and air frame components, such as bulkheads, tail sections, landing gear and wing supports, can be broken down into commercial and military sectors. Industry shipments to the commercial aerospace sector in 1999 accounted for approximately 85% of total aerospace demand (35% of total titanium demand).

         According to The Airline Monitor, a leading aerospace publication, the commercial airline industry reported operating income of over $17 billion (estimated) in 1999, compared to $16 billion in each of 1998 and 1997. TIMET believes that commercial aircraft deliveries peaked in 1999. Current expected deliveries for 2000 and 2001, while below the record levels of 1998 and 1999, are still high by historical standards, and the current generations of airplanes use substantially more titanium than their predecessors. The demand for titanium generally precedes aircraft deliveries by about a year, which results in TIMET's cycle preceding that of the cycle of the aircraft industry and related deliveries. TIMET can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will result in demand for titanium products.

         Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has expanded. Existing industrial uses for titanium include chemical plants, industrial power plants, desalination plants, and pollution control equipment. Titanium is also experiencing increased customer demand in diverse uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities, military armor and automotive and architectural uses. Several of these are emerging applications and represent potential growth opportunities that TIMET believes may reduce the industry's historical dependence on the aerospace market.

         The business environment in which TIMET finds itself in 2000 remains very different from 1996-1998. During the second half of 1998 it became evident that the anticipated record rates of aircraft production would not be reached, and that a decline in overall production rates would begin earlier than forecast, particularly in titanium-intensive wide body planes. During 1999, aerospace customers continued to reduce inventories, and customers and end users continue to indicate that a substantial inventory overhang exists. As a result, a significant number of TIMET's major aerospace customers canceled or delayed previously scheduled orders. Most importantly, TIMET believes orders under TIMET's long-term contract with The Boeing Company ("Boeing") were significantly below the contractual volume requirements for 1999. Although Boeing has informed TIMET that it will either order the required contractual volume under the contract in 2000 or pay the liquidated damages provided for in the agreement, TIMET has received virtually no Boeing-related orders under the contract for the year 2000. Boeing has also informed TIMET that it is unwilling to commit to the contract beyond the year 2000, and TIMET has filed a lawsuit against Boeing for repudiation and breach of the Boeing contract. These factors lead TIMET to believe that year 2000 sales will be somewhat lower than the fourth quarter 1999 annualized amount.

         Adding to the challenges in the aerospace sector, industrial demand for titanium remains soft due to the weakness in Asian and other economies. Assuming overall market demand remains at currently expected levels, which is lower than 1999, TIMET currently expects operating and net losses in each quarter of 2000. In both the aerospace and industrial sectors, reduced demand and lower prices (including prices under new long-term contracts referred to below) are expected to cause sales, gross profit and operating income excluding special charges to be lower in 2000 than in 1999.

         In the fourth quarter of 1999 and January 2000 TIMET began implementing a plan of action designed to address current market conditions without abandoning key elements of its long-term strategy, which it believes remain sound. The action plan entails the following:

o TIMET's global manufacturing operations and commercial operations have been consolidated into two organizations with personnel reductions of about 250 people compared to year end 1999 levels. This comes on top of a reduction of approximately 700 people during 1998 and 1999.

o TIMET will focus significant efforts in improving manufacturing performance. Considerable resources will be devoted to continuous improvement programs to improve the quality of manufacturing, customer service and management processes.

o Reductions in plant overhead costs as well as in selling and administrative costs have been targeted.

o Supply contracts with key vendors have been renegotiated in order to reduce volumes and, to some extent, prices. Similar efforts will continue throughout 2000.

o Capital expenditures will be reduced from 1999 levels. Total capital expenditures are expected to be approximately $15 million in 2000, compared to approximately $25 million in 1999 and an aggregate of approximately $180 million in 1997 and 1998.

         In addition to its short-term plan of actions as described above, TIMET has long-term agreements with certain major aerospace customers, including Boeing, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company. These agreements provide for (i) minimum market shares of the customers' titanium requirements (generally at least 70%) for extended periods (nine to ten years) and (ii) fixed or formula-determined prices generally for at least the first five years. The contracts were structured to provide incentives to both parties to lower TIMET's costs and share in the savings. These contracts and others represent the core of TIMET's long-term aerospace strategy. These agreements should limit pricing volatility (both up and down) for the long term benefit of both parties, while providing TIMET with a solid base of aerospace volume.

         The Boeing contract requires Boeing to purchase a minimum percentage of their titanium requirements from TIMET. Although Boeing placed orders and accepted delivery of certain volumes in 1999, TIMET believes the level of orders was significantly below the contractual volume requirements for 1999. Although Boeing has informed TIMET that it will either order the required contractual volume under the contract in 2000 or pay the liquidated damages provided for in the agreement, TIMET has received virtually no Boeing-related orders under the contract for the year 2000. Boeing has also informed TIMET that it is unwilling to commit to the contract beyond the year 2000. On March 21, 2000, TIMET filed a lawsuit against Boeing in a Colorado state court seeking damages for Boeing's repudiation and breach of the Boeing contract. TIMET's complaint seeks damages from Boeing that TIMET believes are in excess of $600 million and a declaration from the court of TIMET's rights under the contract.

         As a complement to the long-term agreements entered into with TIMET's key customers, TIMET has also entered into agreements with certain key suppliers that were intended to assure anticipated raw material needs to satisfy production requirements for TIMET's key customers. Primarily because of the lack of Boeing orders, the order flow did not meet expectations in 1999; therefore, TIMET restructured the terms of certain agreements.

         Acquisitions and capital transactions during the past three years. During 1997, TIMET entered into a welded tube joint venture ("ValTimet") intended to combine best manufacturing practices and market coverage in this market. In 1998, TIMET (i) acquired Loterios S.p.A. to increase market share in industrial markets, particularly oil and gas, and provide increased geographic sales coverage in Europe, (ii) purchased for cash $80 million of non-voting preferred securities of Special Metals Corporation, a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products, and (iii) entered into a castings joint venture with Wyman-Gordon. In January 2000, TIMET sold its interest in the castings joint venture.

         During the fourth quarter of 1999, TIMET recorded a $2.3 million charge to pretax earnings for the write-down associated with TIMET's investment in certain start-up joint ventures.

         Products and operations. TIMET is a vertically integrated titanium producer whose products include: titanium sponge, the basic form of titanium metal used in processed titanium products; titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and rolled products produced from ingot or slab, including billet, bar, flat products (plate, sheet and strip), welded pipe, pipe fittings, extrusions and wire. In 1999, virtually all of TIMET's sales were generated by TIMET's integrated titanium operations (its "Titanium melted and mill products" segment). The titanium product chain is described below.

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

         Titanium ingots and slabs are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingots and up to 16 metric tons in the case of slabs. Each is formed by melting titanium sponge or scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products. The melting process for ingots and slabs is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and meet customer specifications. Ingots and slabs are both sold to customers and further processed into mill products.

         Titanium mill products result from the forging, rolling, drawing, welding and/or extrusion of titanium ingots or slabs into products of various sizes and grades. These mill products include titanium billet, bar, rod, plate, sheet, strip, welded pipe, pipe fittings, extrusions and wire. TIMET sends certain products to outside vendors for further processing before being shipped to customers or to TIMET's service centers. TIMET's customers usually process TIMET's products for their ultimate end-use or for sale to third parties.

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

         TIMET is dependent upon the services of outside processors to perform important processing functions with respect to certain of its products. In particular, TIMET currently relies upon a single processor to perform certain rolling steps with respect to some of its plate, sheet and strip products. Although TIMET believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on TIMET's business, results of operations, financial condition and cash flows in the short term. TIMET is exploring ways to lessen its dependence on any individual processor.

         Raw materials. The principal raw materials used in the production of titanium mill products are titanium sponge, titanium scrap and alloying elements. TIMET processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge. During 1999, approximately 25% of TIMET's production was made from internally produced sponge, 35% from purchased sponge, 32% from titanium scrap and 8% from alloying elements.

         While TIMET is one of six major worldwide producers of titanium sponge, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a portion of its sponge needs in 2000. Based upon TIMET's evaluation of the relative cost of raw materials and the technical requirements of its customers, TIMET expects the mix of raw materials in 2000 to be 25% internally produced sponge, 32% purchased sponge, 36% scrap and 7% alloying elements. Sponge producers in Japan and Kazakhstan are expected to supply all of TIMET's sponge purchases in 2000.

         TIMET has a long-term agreement, concluded in 1997, for the purchase of titanium sponge produced in Kazakhstan to support demand for both aerospace and non-aerospace applications. This sponge purchase agreement is for ten years, with firm pricing for the first five years (subject to certain possible adjustments). This contract provides for annual purchases by TIMET of 6,000 to 10,000 metric tons. The parties agreed to reduced minimums for 1999 and 2000. Due to the decrease in demand for titanium, TIMET has abandoned its plans to purchase on a long-term basis premium quality sponge produced in Japan.

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

         TIMET facilities. In addition to its U.S. sponge capacity discussed below, TIMET's worldwide melting capacity in 2000 aggregates approximately 48,000 metric tons (estimated 26% of world capacity), and its mill products capacity aggregates approximately 20,000 metric tons (estimated 16% of world capacity). Approximately 35% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting ("EB") furnaces, 62% by vacuum arc remelting ("VAR") furnaces and 3% by a vacuum induction melting ("VIM") furnace.

         TIMET has operated its major production facilities at varying levels of practical capacity during the past three years. In 1997, the plants operated at 90% of practical capacity, decreasing to 80% in 1998 and a further reduction to 55% in 1999. In 2000, TIMET's plants are expected to operate at 50% of practical capacity. During 1998, TIMET closed 2,500 metric tons of melting capacity by
permanently  shutting  down   facilities   in  Verdi,   Nevada  and   Millbury,
Massachusetts. In 1999, TIMET temporarily idled its Kroll-leach process sponge facility in Nevada due to changing market conditions for certain grades of titanium sponge.

         TIMET's VDP sponge facility in Henderson, Nevada is expected to operate at approximately 60% of its annual practical capacity of 9,100 metric tons during 2000, which approximates the 1999 level and down from approximately 85% in 1998. VDP sponge is used principally as a raw material for TIMET's ingot melting facilities in the U.S. During 1999, TIMET expanded the use of VDP sponge to its European facilities and approximately 900 metric tons of VDP production was used in Europe, which represented approximately 15% of the sponge consumed in TIMET's European operations. TIMET expects the consumption of VDP sponge in its European operations to increase to one-third of their sponge requirements in 2000, which is expected to increase operating volumes and reduce manufacturing cost rates at the Henderson, Nevada facility. Due to changing market conditions for certain grades of sponge, TIMET's older Kroll-leach process sponge plant in Nevada was temporarily idled at the end of March 1999. The raw materials processing facilities in Morgantown primarily process scrap used as melting feedstock, either in combination with sponge or separately.

         TIMET's U.S. melting facilities in Henderson, Nevada, Morgantown, Pennsylvania and Vallejo, California produce ingots and slabs both sold to customers and used as feedstock for its mill products operations. These melting facilities are expected to operate at approximately 50% of aggregate capacity in 2000, with certain production facilities temporarily idled.

         Titanium mill products are principally produced at TIMET's forging and rolling facility in Toronto, Ohio, which receives titanium ingots and slabs from TIMET's U.S. melting facilities. TIMET's forging and rolling facilities are expected to operate at approximately 55% of practical capacity in 2000.

         TIMET UK's melting facility in Witton, England produces VAR ingots used primarily as feedstock for its forging operations, also in Witton. The forging operations process the ingots principally into billet product for sale to customers or into an intermediate for further processing into bar and plate at its facility in Waunarlwydd, Wales. U.K. melting and mill products production in 2000 is expected to be approximately 60% and 55%, respectively, of capacity.

         Capacity of 70%-owned TIMET Savoie in Ugine, France is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that contractually required to be provided by CEZUS (the 30% minority partner in TIMET Savoie). During 2000, TIMET Savoie expects to operate at approximately 70% of the maximum capacity required to be provided by CEZUS.

         Sponge for melting requirements in both the U.K. and France is purchased principally from suppliers in Japan and Kazakhstan, with approximately one-third of TIMET's 2000 European requirements expected to be provided by TIMET's Henderson, Nevada VDP plant.

         Distribution. TIMET sells its products through its own sales force based in the U.S and Europe, and through independent agents worldwide. TIMET's marketing and distribution system also includes ten TIMET-owned service centers (six in the U.S. and four in Europe), which sell TIMET's products on a just-in-time basis.

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

         Markets and customer base. About 50% of TIMET's 1999 sales were to customers within North America, with about 42% to European customers and the balance to other regions. While no customer accounts for more than 10% of TIMET's direct sales in 1999, about 85% of TIMET's mill product sales were used by TIMET's customers to produce parts and other materials for the aerospace industry. TIMET has long-term agreements with certain major aerospace customers, which accounted for approximately 44% of aerospace sales in 1999. TIMET expects that while a majority of its 2000 sales will be to the aerospace sector, other markets will continue to represent a significant portion of sales.

         The commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial aircraft (Boeing Commercial Airplane Group and the Airbus consortium) and four major manufacturers of aircraft engines (Rolls-Royce, Pratt & Whitney (a unit of United Technologies Corporation), General Electric and SNECMA). TIMET's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use TIMET's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on TIMET.

         TIMET's order backlog was approximately $195 million at December 31, 1999, compared to $350 million at December 31, 1998 and $530 million at December 31, 1997. Substantially all of the 1999 year end backlog is scheduled to be shipped during 2000. Although TIMET believes that the backlog is a reliable indicator of near-term business activity, conditions in the aerospace industry could change and result in future cancellations or deferrals of existing aircraft orders and materially and adversely affect TIMET's existing backlog, orders, and future financial condition and operating results.

         As of December 31, 1999, the estimated firm order backlog for Boeing and Airbus, as reported by The Airline Monitor, was 2,943 planes versus 3,224 planes at the end of 1998 and 2,753 planes at the end of 1997. The newer wide body planes, such as the Boeing 777 and the Airbus A-330 and A-340, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year end 1999 was 679 (23% of total backlog) compared to 820 (25% of total backlog) at the end of 1998.

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

         Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, Europe, Former Soviet Union ("FSU") and China. TIMET is one of five integrated producers in the world, with "integrated producers" being considered as those that produce at least both sponge and ingot. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot. TIMET believes that most producers will continue to generally operate at lower capacity utilization levels in 2000 than in 1999, increasing price competition.

         TIMET's principal competitors in aerospace markets are Allegheny Technologies Inc., RTI International Metals, Inc. and Verkhanya Salda Metallurgical Production Organization ("VSMPO"). These companies, along with the Japanese producers and other companies, are also principal competitors in industrial markets. TIMET competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

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

         Generally, imports into the U.S. of titanium products from countries designated by the U.S. Government as "most favored nations" are subject to a 15% tariff (45% for other countries). Titanium products for tariff purposes are broadly classified as either wrought or unwrought. Wrought products include bar, sheet, strip, plate and tubing. Unwrought products include sponge, ingot, slab and billet. Starting in 1993, imports of titanium wrought products from Russia were exempted from this duty under the "generalized system of preferences" or "GSP" program designed to aid developing economies. The GSP program has been renewed for two years and is scheduled to expire during the second quarter 2001.

         In 1997, GSP benefits to these products were suspended when the level of Russian wrought products imports reached 50% of all imports of titanium wrought products. A petition was filed in 1997 to restore duty-free status to these products, and that petition was granted in June 1998. In addition, a petition was also filed to bring unwrought products under the GSP program, which would allow such products from the countries of the FSU (notably Russia and, in the case of sponge, Kazakhstan and Ukraine) to be imported into the U.S. without the payment of regular duties. This petition concerning unwrought products has not been acted upon pending further investigation of the merits of such a change.

         In addition to regular duties, titanium sponge imported from countries of the FSU (Russia, Kazakhstan and Ukraine) had for many years been subject to substantial antidumping penalties. Titanium sponge imports from Japan were also subject to a standing antidumping order, but no penalties had been attached in recent years. In 1998, the International Trade Commission ("ITC") revoked all outstanding antidumping orders on titanium sponge based upon a determination that changed circumstances in the industry did not warrant continuation of the orders. TIMET has appealed that decision, and the briefing of the appeal was concluded in the third quarter of 1999. A decision is expected during 2000 and until such decision is reached, the orders remain revoked.

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

         Producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be modified without substantial expenditures to process titanium products. TIMET believes, however, that entry as a producer of titanium sponge would require a significant capital investment and substantial technical expertise. Titanium mill products also compete with stainless steels, nickel alloys, steel, plastics, aluminum and composites in many applications.

         Research and development. TIMET's research and development activities are directed toward improving process technology, developing new alloys, enhancing the performance of TIMET's products in current applications, and searching for new uses of titanium products. For example, aerospace applications continue to grow for some of TIMET's proprietary alloys such as TIMETAL(R) 21S and TIMETAL 834. Additionally, testing of alloys such as TIMETAL LCB and TIMETAL 5-1-1-1 is increasing for new non-aerospace applications. TIMET conducts the majority of its research and development activities at its Henderson, Nevada laboratory, which TIMET believes is one of the largest titanium research and development centers in the world. Additional research and development activities are performed at the Witton, England facility.

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

         Employees. The following table shows the significant reduction in the number of TIMET employees over the past 3 years. The 23% reduction in employees from the peak in 1997 was in response to a 25% reduction in market demand. During 2000, TIMET expects to reduce employment by an additional 250 people, or approximately 10% of TIMET's worldwide workforce. The vast majority of the employee reductions are expected to occur during the first half of the year.

                                              Employees at December 31,
                                    --------------------------------------------
                                        1997            1998            1999
                                    ------------    ------------    ------------

U.S.                                   2,125           1,715           1,490
Europe                                   900           1,025             860
                                    ------------    ------------    ------------

Total                                  3,025           2,740           2,350
                                    ============    ============    ============

         TIMET's production and maintenance workers in Henderson, Nevada and its production, maintenance, clerical and technical workers in Toronto, Ohio are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2000 and June 2002, respectively. Negotiations with respect to the Henderson contract are expected to begin during the third quarter of 2000. Employees at TIMET's other U.S. facilities are not covered by collective bargaining agreements.

         Over 70% of the salaried and hourly employees at TIMET's European facilities are represented by various European labor unions, generally under annual agreements, the majority of which are still under negotiation for 2000. TIMET expects to complete the negotiation of one year contracts in the U.K. and France that would include modest wage increases.

         While TIMET currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages that could materially and adversely affect TIMET's business, financial condition, results of operations or cash flows.

         Regulatory and environmental matters. TIMET's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the following Federal acts: the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. TIMET uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at TIMET's Henderson, Nevada facility, TIMET uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. TIMET has used such substances throughout the history of its operations. As a result, risk of environmental damage is inherent in TIMET's operations. TIMET's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to TIMET's business, results of operations, financial condition or cash flows.

         TIMET's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws have not had, and are not presently expected to have, a material adverse effect on TIMET.

         TIMET believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. TIMET's policy is to continually strive to improve environmental, health and safety performance. From time to time, TIMET may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties. TIMET incurred capital expenditures for health, safety and environmental compliance matters of approximately $4 million in each of 1997, 1998 and 1999 and its capital budget provides for approximately $5 million of such expenditures in 2000. However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters. See
Note 11 to the Consolidated Financial Statements - "Commitments and Contingencies - Environmental Matters," which information is incorporated herein by reference.

UNCONSOLIDATED AFFILIATE - NL:

         NL files periodic reports with the Commission pursuant to the Exchange Act, as amended. The following information with respect to NL (Commission file number 1-640) has been summarized from such reports, which contain more detailed information concerning the business, results of operations and financial condition of NL.

         General. NL conducts its continuing operations through its principal wholly-owned subsidiary, Kronos, Inc. In January 1998, the specialty chemicals business of Rheox, Inc., a wholly-owned subsidiary of NL, was sold for $465 million to Elementis plc, including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. See Item 1 "Business - Unconsolidated Affiliate - NL - Discontinued operations -Rheox" for related discussion.

         Kronos is the world's fourth largest producer of titanium dioxide pigments ("TiO2") with an estimated 12% share of worldwide TiO2 sales volume in 1999. Approximately one-half of Kronos' 1999 sales volume was in Europe, where Kronos is the second largest producer of TiO2.

         NL's primary objective is to maximize total shareholder return. NL has taken a number of steps towards achieving its objective, including (i) increasing its regular quarterly dividend to $.15 per share, (ii) controlling costs, (iii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity and efficiency, and (iv) improving its capital structure. NL periodically considers mergers or acquisitions within the chemical industry and acquisitions of additional TiO2 production capacity to meet its objective.

         Industry. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

         Pricing within the global TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. NL's average TiO2 selling prices on a billing currency basis decreased during the first three quarters of 1999, before increasing 1% in the fourth quarter of 1999 compared to the third quarter of 1999. Industry-wide demand for TiO2 increased in 1999, with second-half 1999 demand higher than first-half 1999 demand as a result of, among other things, customers buying in advance of anticipated price increases. Kronos' 1999 sales volume increased 5% from its 1998 sales volume with growth in all major regions. Kronos expects industry demand in 2000 will be relatively unchanged from 1999, depending primarily upon global economic conditions. Prices at the end of the fourth quarter of 1999 were 1% higher than the average for the quarter and NL expects to continue to phase in previously announced price increases during the first quarter of 2000. NL's expectations as to the future prospects of the TiO2 industry and prices are based upon a number of factors beyond NL's control, including continued worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, industry and NL's performance could be unfavorably affected.

         Kronos has an estimated 18% share of European TiO2 sales volume and an estimated 12% share of North American TiO2 sales volume. Per capita consumption of TiO2 in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe, the Far East or China if the economies in these regions develop to the point that quality-of-life products, including TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in consumption of TiO2 in Eastern Europe.

         Products and operations. NL believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent the utilization of higher-cost TiO2. The use of extenders has not significantly changed TiO2 consumption over the past decade because, to date, extenders generally have failed to match the performance characteristics of TiO2. As a result, NL believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

         Kronos currently produces over 40 different TiO2 grades, sold under the Kronos and Titanox trademarks, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, plastics and paper manufacturers.

         Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. Kronos' international operations are conducted through Kronos
International, Inc., a Germany-based holding company formed in 1989 to manage and coordinate NL's manufacturing operations in Germany, Canada, Belgium and Norway, and its sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for 80 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 1999 TiO2 sales were to Europe, with 37% to North America and the balance to export markets.

         Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process described below) and has estimated ilmenite reserves that are expected to last at least 20 years. Kronos is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.

         Manufacturing process and raw materials. TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. Although most end-use applications can use pigments produced by either process, chloride-process pigments are generally preferred in certain coatings and plastics applications, and sulfate-process pigments are generally preferred for certain paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 1999, chloride-process production facilities represented almost 60% of industry capacity.

         Kronos produced 411,000 metric tons of TiO2 in 1999, compared to a record 434,000 metric tons produced in 1998 and 408,000 metric tons in 1997. Kronos' average production capacity utilization rate in 1999 was 93%, down from full capacity in 1998, primarily due to NL's decision to manage inventory levels by curtailing production volume during the first quarter of 1999. Kronos believes its current annual attainable production capacity is approximately 440,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see Item 1 "Business - Unconsolidated Affiliate - NL -TiO2 manufacturing joint venture").

         The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa) under a long-term supply contract that expires at the end of 2003. Natural rutile ore, another chloride feedstock, is purchased primarily from Iluka Resources, Inc. (formerly RGC Mineral Sands Limited)(Australia), a wholly owned subsidiary of Westralian Sands Limited (Australia), under a long-term supply contract that expires at the end of 2000. NL does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

         The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway, which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 1999. For its Canadian plant, Kronos also purchases sulfate grade slag from Rio Tinto Iron and Titanium, Inc. (formerly Q.I.T.-Fer et Titane Inc.) under a long-term supply contract which expires in 2002.

         Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. Kronos does not expect to experience any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which NL purchases its raw material supplies could adversely affect the availability of such feedstock.

         TiO2 manufacturing joint venture. Subsidiaries of Kronos and Huntsman ICI Holdings ("HICI") each own a 50%-interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and HICI (the "Partners") pursuant to separate offtake agreements.

         A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of LPC including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

         The manufacturing joint venture operates on a break-even basis and, accordingly, Kronos' transfer price for its share of TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any. Kronos' share of the production costs are reported as cost of sales as the related TiO2 acquired from the joint venture is sold, and its share of the joint venture's interest expense, if any, is reported as a component of interest expense.

         Competition. The TiO2 industry is highly competitive. During the early 1990s, supply of TiO2 exceeded demand, primarily due to new chloride-process capacity coming on-stream, which suppressed selling prices. Prices improved in the mid-1990s with a peak in the first half of 1995. Prices declined until the first quarter of 1997, when selling prices of TiO2 began to increase as a result of increased demand, peaking in the fourth quarter of 1998. Kronos' average selling price in 1999 was 1% lower than 1998. Pigment prices declined during the first three quarters of 1999, but increased in the fourth quarter as a result of price increases announced by all major producers effective during the fourth quarter. Such price increases began to be phased in during the fourth quarter of 1999 and continue to be implemented in the first quarter of 2000. Kronos recently announced a price increase in Europe effective April 1, 2000. The successful implementation of the price increase will depend on market conditions. Should demand in 2000 remain strong, additional price increases could be announced later in 2000. No assurance can be given that demand or price trends will conform to NL's expectations. See Item 1 "Business - Unconsolidated Affiliate - NL - Industry" for a description of certain risks and uncertainties affecting the TiO2 industry.

         Kronos' worldwide sales volume in the first half of 1999 was lower than the first half of the previous year. Demand in the second half of 1999 was stronger than comparable periods in both 1998 and 1997 although a portion of the increased demand may be attributed to customers buying in advance of announced price increases. Kronos' total 1999 worldwide sales volume was 5% higher than 1998. Kronos expects industry demand in 2000 will be relatively unchanged from the strong overall performance of 1999, but this will depend upon, among other things, global economic conditions.

         Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 1999 Kronos had an estimated 12% share of worldwide TiO2 sales volume, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

         Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; HICI; Kerr-McGee Corporation; Kemira Oy; and Ishihara Sangyo Kaisha, Ltd. Kronos' six largest competitors have estimated individual shares of TiO2 production capacity ranging from 23% to 5%, and an estimated aggregate 74% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

         Effective June 30, 1999, Imperial Chemicals Industries plc ("ICI") sold its titanium dioxide business, including its 50% ownership interest in LPC, to HICI, a newly formed company that is 70%-owned by Huntsman Corporation and 30%-owned by ICI. In February 2000 Kerr-McGee announced an agreement to acquire Kemira's TiO2 business in The Netherlands and the U.S. If this acquisition is completed, Kronos would become the world's fifth largest producer of TiO2.

         Capacity additions that are the result of construction of greenfield plants in the worldwide TiO2 market require significant capital and substantial lead time, typically three to five years in NL's experience. No greenfield plants have been announced, but industry capacity can be expected to increase as Kronos and its competitors debottleneck existing plants. Based on the factors described under the caption "Industry" above, NL expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years.

         Discontinued operations - Rheox. On January 30, 1998, NL sold its Rheox specialty chemicals business to Elementis plc for $465 million, including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. As a result of the sale, NL has reported its Rheox operation as discontinued operations. The majority of the $380 million after-tax proceeds has been used to reduce NL's outstanding indebtedness.

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

         Foreign operations. NL's chemical businesses have operated in non-U.S. markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada. Kronos' European operations include facilities in Germany, Belgium and Norway. Approximately three-quarters of NL's 1999 consolidated sales were to non-U.S. customers, including 11% to customers in areas other than Europe and Canada. Foreign operations are subject to, among other things, currency exchange rate fluctuations and NL's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on NL's results of operations are discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - NL Industries" and Item 7A "Quantitative and Qualitative Disclosures about Market Risk - NL Industries."

         Political and economic uncertainties in certain of the countries in which NL operates may expose it to risk of loss. NL does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. NL cannot predict, however, whether events of this type in the future could have a material effect on its operations. NL's manufacturing and mining operations are also subject to extensive and diverse environmental regulation in each of the foreign countries in which they operate. See "Regulatory and Environmental Matters" below.

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

         NL facilities. Kronos currently operates four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a plant in Lake Charles, Louisiana. NL also owns a slurry plant in Lake Charles, Louisiana. NL's Fredrikstad TiO2 plant has a lien on it that secures a claim by Norwegian tax authorities, pending resolution of certain tax litigation.

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

         Employees. As of December 31, 1999, NL employed approximately 2,500 persons, excluding the joint venture employees, with approximately 100 employees in the United States and approximately 2,400 at sites outside the United States. Hourly employees in production facilities worldwide, including the TiO2 manufacturing joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are good.

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

         NL's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. NL believes the Louisiana plant owned and operated by the joint venture and a slurry facility owned by NL are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. NL has no other U.S. plants. From time to time, NL's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

         NL's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. NL believes that all its plants are in substantial compliance with applicable environmental laws.

         While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union (the "EU"). Germany and Belgium are members of the EU and follow its initiatives. Norway, although not a member, generally patterns its environmental regulatory actions after the EU. NL believes that Kronos is in substantial compliance with agreements reached with European regulatory authorities and with an EU directive to control the effluents produced by TiO2 production facilities.

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

         NL expects to complete in 2000 an $8 million landfill expansion for its Belgian plant which will provide the plant with twenty years of storage space for neutralized chloride process solids. In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos completed the installation of off-gas desulfurization systems in 1997 at its Norwegian and German plants at a cost of $30 million.

         NL's  capital  expenditures   related  to  its  ongoing   environmental
protection and improvement programs are currently expected to be approximately $7 million in 2000 and $11 million in 2001.

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

         The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1999, NL had accrued $112 million for those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, cleanup, removal and remediation. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $150 million. NL's estimate of such liability has not been discounted to present value and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

         In July 1991 the United States filed an action in the U.S. District Court for the Southern District of Illinois against NL and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by NL. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. NL and the other parties did not implement the order, believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and was not selected in accordance with law. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against NL and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992 the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In September 1995 the U.S. EPA released its amended decision selecting cleanup remedies for the Granite City site. NL presently is challenging portions of the U.S. EPA's selection of the remedy. In September 1997 the U.S. EPA informed NL that past and future cleanup costs are estimated to total approximately $63.5 million. In 1999 the U.S. EPA and certain other PRPs entered into a consent decree settling their liability at the site for approximately 50% of the site costs. NL and the U.S. EPA reached an agreement-in-principle in 1999 to settle NL's liability at the site for $31.5 million. NL and the U.S. EPA are negotiating a consent decree embodying the terms of this agreement-in-principle.

         At the Pedricktown, New Jersey lead smelter site formerly owned by NL the U.S. EPA has divided the site into two operable units. Operable unit one addresses contaminated ground water, surface water, soils and stream sediments. In July 1994 the U.S. EPA issued the record of decision for operable unit one. The U.S. EPA estimates the cost to complete operable unit one is $18.7 million. In May 1996 certain PRPs, but not NL, entered into an administrative consent order with the U.S. EPA to perform the remedial design phase of operable unit one. The U.S. EPA issued an order with respect to operable unit two in March 1992 to NL and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. NL has complied with the order, and the work with respect to operable unit two is completed. NL has paid $2.5 million, which represents approximately 50% of operable unit two costs. In June 1998 NL entered into a consent decree with the U.S. EPA and other PRPs to perform the remedial action phase of operable unit one. In addition, NL reached an agreement-in-principle with certain PRPs with respect to NL's liability at the site to settle this matter within previously accrued amounts.

         Having completed the RIFS at NL's former Portland, Oregon lead smelter site, NL conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including NL, directing them to perform the remedy, which was initially estimated to cost approximately $17 million, exclusive of administrative and overhead costs and any additional costs, for the disposition of recycled materials from the site. In January 1992 the U.S. EPA issued unilateral administrative orders to NL and six other PRPs directing the performance of the remedy. NL and the other PRPs commenced performance of the remedy. In August 1994, the U.S. EPA authorized NL and the other PRPs to cease performing most aspects of the selected remedy. In May 1997 the U.S. EPA issued an Amended Record of Decision ("ARD") for the soils operable unit changing portions of the cleanup remedy selected. The ARD requires construction of an onsite containment facility estimated to cost between $10.5 million and $12 million, including capital costs and operating and maintenance costs. NL and certain other PRPs have entered into a consent decree to perform the remedial action in the ARD. In November 1991 Gould, Inc., the current owner of the site, filed an action, Gould, Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against NL for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and punitive damages. In February 1998 NL reached an agreement settling the litigation by agreeing to pay a portion of future costs, which are estimated to be within previously accrued amounts.

         In 1999 NL and other PRPs entered into an administrative consent order with the U.S. EPA requiring the performance of a RIFS at two subsites in Cherokee County, Kansas, where NL and others formerly mined lead and zinc. A former subsidiary of NL mined at the Baxter Springs subsite, where it is the largest viable PRP. In August 1997 the U.S. EPA issued the record of decision for the Baxter Springs and Treece subsites. The U.S. EPA has estimated that the selected remedy will cost an aggregate of approximately $7.1 million for both subsites ($5.4 million for the Baxter Springs subsite). In 1999 NL entered into a consent decree with the U.S. EPA resolving its liability at the Baxter Springs subsite, and has reached an agreement-in-principle with the other PRPs with respect to allocation of site costs. In addition, NL and other PRPs are performing an investigation in four additional subsites in Cherokee County.

         In 1996 the U.S. EPA ordered NL to perform a removal action at a formerly owned facility in Chicago, Illinois. NL is complying with the order and has completed the on-site work at the facility. Offsite contamination is being investigated.

         Residents in the vicinity of NL's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al. v. Anzon, Inc. and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from NL and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. NL answered the complaint, denying liability. In December 1994 the jury returned a verdict in favor of NL. Plaintiffs appealed to the Pennsylvania Superior Court and in September 1996 the Superior Court affirmed the judgment in favor of NL. In December 1996 plaintiffs filed a petition for allowance of appeal to the Pennsylvania Supreme Court, which was declined. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc. Nos. 87-3441, 87-3502, 87-4137 and 87-5150. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the RCRA, and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against NL with prejudice, and stayed the case pending the outcome of the state court litigation.

         At a municipal and industrial waste disposal site in Batavia, New York, NL and approximately 75 others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, NL conducted a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. NL's RIFS costs were approximately $2 million. In June 1995 the U.S. EPA issued the record of decision for operable unit one, which is estimated by the U.S. EPA to cost approximately $12.3 million. In September 1995 the U.S. EPA and certain PRPs entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one and the design phase is proceeding. NL and other PRPs entered into an interim cost sharing arrangement for this phase of work. NL and the other PRPs have completed the work comprising operable unit two (the extension of the municipal water supply) with the exception of annual operation and maintenance. The U.S. EPA alleges it has incurred approximately $4 million in past costs. NL and other PRPs have concluded a nonbinding allocation process, as a result of which NL was assigned 30% of future site costs. NL and other PRPs currently are negotiating a consent decree based on this allocation.

         Lead pigment litigation. NL was formerly involved in the manufacture of lead-based paint and lead pigments for use in paint. NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and other manufacturers are responsible for personal injury, property damage and government expenditures allegedly associated with the use of lead pigments. NL is vigorously defending such litigation. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and
(b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date which are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated.

         In June 1989 a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the Lead Industries Association ("LIA"). Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991 the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992 defendants appealed the denial. In May 1993 the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution and indemnification claims. In May 1994 the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, and plaintiffs appealed. In June 1996 the Appellate Division reversed the trial court's dismissal of plaintiffs' restitution and indemnification claims, reinstating those claims. In December 1998 plaintiffs moved for partial summary judgment on their claims of market share, alternative liability, enterprise liability, and concert of action. In February 1999 claims for plaintiffs New York City and New York City Health and Hospital Corporation dismissed with prejudice all their claims and were no longer parties to the case. Also in February 1999 the New York City Housing Authority dismissed with prejudice all of its claims except for claims for damages relating to two housing projects. In September 1999 the trial court denied the plaintiffs' motions for summary judgment on market share and conspiracy issues and denied defendants' April 1999 motion for summary judgment on statute of limitations grounds. Plaintiffs have appealed the denial of their motions. Discovery has resumed.

         In August 1992 NL was served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. Plaintiffs moved for class certification in October 1998, and all briefing on the issue was completed in April 1999. No decision regarding class certification has been issued by the trial court.

         In November 1993 NL was served with a complaint in Brenner, et al. v. American Cyanamid, et al., (No. 12596-93) Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In June 1998 defendants moved for partial summary judgment dismissing plaintiffs' market share and alternative liability claims. In January 1999 the trial court granted defendants' summary judgment motion to dismiss the alternative liability and enterprise liability claims, but denied defendants' motion to dismiss the market share liability claim. In May 1999 defendants appealed the denial of their motion to dismiss the market share liability claim. The Fourth Department intermediate appellate court in December 1999 reversed the trial court and dismissed the market share claim. The case has been remanded to the trial court for further proceedings on the remaining claims. Plaintiffs are seeking review in the Court of Appeals.

         In April 1997 NL was served with a complaint in Parker v. NL Industries, et al. (Circuit Court, Baltimore City, Maryland, No. 97085060 CC915). Plaintiff, now an adult, and his wife, seek compensatory and punitive damages from NL, another former manufacturer of lead paint and a local paint retailer, based on claims of negligence, strict liability and fraud, for plaintiff's alleged ingestion of lead paint as a child. In February 1998 the Court dismissed the fraud claim. In July 1998 the Court granted NL's motion for summary judgment on all remaining claims. In September 1999 the Special Court of Appeals reversed the grant of summary judgment to defendants. The Court of Appeals denied review of this decision in December 1999. Trial has been set for May 2000.

         In December 1998 NL was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all persons similarly situated. The complaint alleges against NL, the LIA, and other former manufacturers of lead pigment various causes of action including negligence, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of warranties, nuisance, and violation of New York State's consumer protection act. The complaint seeks damages for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs. In February 2000 the trial court granted defendants' motions to dismiss the product defect, express warranty, nuisance and consumer fraud statute claims.

         In April 1999 NL was served with an amended  complaint in Sweet, et al.
v. Sheahan, et al., (U.S. District Court, Northern District of New York, Civil Action No. 97-CV-1666/LEK-DNH), adding NL and other defendants to a suit originally filed against plaintiffs' landlord. Plaintiffs, a parent and child, allege injuries purportedly caused by lead pigment, and seek recovery of actual and punitive damages from their landlord, alleged former manufacturers of lead pigment, and the LIA, and purport to allege causes of action against the former pigment manufacturers based on negligence, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, and market share liability. In November 1999 the trial court denied defendants' October 1999 motion arguing for dismissal due to absence of Federal jurisdiction. In January 2000 the court certified for interlocutory review the issue of Federal jurisdiction. Defendants have requested such review from the U.S. Court of Appeals for the Second Circuit. Plaintiff is considering dismissal without prejudice.

         In September 1999 an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants NL and seven other companies alleged to have manufactured lead products in paint to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages. Plaintiff alleges strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, and enterprise liability causes of action against NL, seven other alleged former manufacturers of lead products contained in paint, and the LIA. In January 2000 NL filed an answer denying all wrongdoing and liability, and all manufacturer defendants filed a motion to dismiss the product defect claim and to strike the demand for relief under the Wisconsin consumer protection statute.

         In October 1999 NL was served with a complaint in State of Rhode Island
v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). Rhode Island, by and through its Attorney General, seeks compensatory and punitive damages for medical, school, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and screening programs. Plaintiff seeks judgments of joint and several liability against NL, seven other companies alleged to have manufactured lead products in paint, and the LIA. Plaintiffs allege public nuisance, violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, civil conspiracy, unjust enrichment, indemnity, and equitable relief to protect children. In January 2000 defendants moved to dismiss all claims. Plaintiffs' response is not yet due.

         In October 1999 NL was served with a complaint in Cofield, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). Plaintiffs, six homeowners, seek to represent a class of all owners of nonrental residential properties in Maryland. Plaintiffs seek compensatory and punitive damages for the existence of lead-based paint in their homes, including funds for monitoring, detecting and abating lead-based paint in those residences. Plaintiffs allege that NL, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the LIA, and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, strict liability/defective design, strict liability/failure to warn, nuisance, indemnification, fraud and deceit, conspiracy, concert of action, aiding and abetting, and enterprise liability. Plaintiffs seek damages in excess of $20,000 per household. In October 1999 defendants removed the case to Maryland federal court. In February 2000 defendants moved to dismiss the design defect, fraud and deceit, indemnification and nuisance claims.

         In October 1999 NL was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, six minors, each seek compensatory damages of $5 million and punitive damages of $10 million. Plaintiffs allege that NL, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the LIA, and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, fraud and deceit, conspiracy, concert of action, aiding and abetting, strict liability/failure to warn, and strict liability/defective design. In October 1999 defendants removed the case to Maryland federal court and in November 1999 the case was remanded to state court. In February 2000 NL answered the complaint and denied all wrongdoing and liability, and all defendants filed motions to dismiss the product defect and fraud and deceit claims.

         In February 2000 NL was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). The City of St. Louis seeks compensatory and punitive damages for its expenses discovering and abating lead, detecting lead poisoning and providing medical care, educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against NL, eight other companies alleged to have manufactured lead products for paint, and the LIA. Plaintiff alleges claims of public nuisance, product liability, negligence, negligent misrepresentation, fraudulent misrepresentation, civil conspiracy, unjust enrichment, and indemnity. NL intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

         NL believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

         NL has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") seeks to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in NL's favor. In July 1991 the court granted NL's motion for summary judgment and ordered Commercial Union to pay NL's reasonable defense costs for such cases. In June 1992 NL filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in NL's favor. In August 1993 the court granted NL's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994 the court entered judgment on the order requiring Commercial Union to pay previously incurred NL costs in defending those cases. In September 1995 the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the decision by the trial court that Commercial Union was obligated to pay NL's reasonable defense costs in certain of the lead pigment cases. The trial court had made its decision applying New Jersey law; the appeals court concluded that New York and not New Jersey law applied and remanded the case to the trial court for a determination under New York law. On remand from the Court of Appeals, the trial court in April 1996 granted NL's motion for summary judgment, finding that Commercial Union had a duty to defend NL in the four lead paint cases which were the subject of NL's second amended complaint. The court also issued a partial ruling on Commercial Union's motion for summary judgment in which it sought allocation of defense costs and contribution from NL and two other insurance carriers in connection with the three lead paint actions on which the court had granted NL summary judgment in 1991. The court ruled that Commercial Union is entitled to receive such contribution from NL and the two carriers, but reserved ruling with respect to the relative contributions to be made by each of the parties, including contributions by NL that may be required with respect to periods in which it was self-insured and contributions from one carrier which were reinsured by a former subsidiary of NL, the reinsurance costs of which NL may ultimately be required to bear. In June 1997 NL reached a settlement in principle with its insurers regarding allocation of defense costs in the lead pigment cases in which reimbursement of defense costs had been sought.

         Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended that their policies contained absolute pollution exclusion language, and certain summary judgment motions regarding policy periods and ruling regarding choice of law issues, the Court has not made any final rulings on defense costs or indemnity coverage with respect to NL's pending environmental litigation. Nor has the Court made any final ruling on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than rulings to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

         Other litigation. NL has been named as a defendant in various lawsuits in a variety of jurisdictions alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Various of these actions remain pending.

         In March 1997 NL was served with a complaint in Ernest  Hughes,  et al.
v. Owens-Corning Fiberglass, Corporation, et al., No. 97-C-051, filed in the Fifth Judicial District Court of Cass County, Texas, on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos and seeking compensatory and punitive damages. NL has filed an answer denying the material allegations. The case has been stayed, and the plaintiffs have refiled their cases in Ohio. NL is a defendant in various asbestos cases pending in Ohio on behalf of approximately 8,800 personal injury claimants. Plaintiffs have agreed to voluntarily dismiss NL without prejudice from approximately 7,500 of such claims.

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

OTHER ITEMS:

         Captive insurance subsidiary. The Company's captive insurance subsidiary ("TRE Insurance") reinsured certain comprehensive general liability, auto liability, workers' compensation and employers' liability risks to the Company and related parties, and also participated on various third party reinsurance treaties. As described in Note 10 to the Consolidated Financial Statements, certain related parties have entered into insurance sharing agreements whereby they would, among other things, reimburse TRE Insurance for certain loss payments and reserves. TRE Insurance currently provides certain property and liability insurance coverage to Tremont, TIMET, NL and other affiliates of Contran Corporation. However, the risk associated with these policies are completely reinsured into the commercial reinsurance market. All of TRE Insurance's unrelated reinsurance business is in run-off.

         Other joint ventures. Other joint ventures, held by TRECO, are principally comprised of (i) a 32% equity interest in Basic Management, Inc. ("BMI"), and (ii) a 12% interest in The Landwell Company L.P. ("Landwell") (formerly the Victory Valley Land Company, L.P.). BMI has an additional 50% interest in Landwell. Through its subsidiaries BMI provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET's plant in Henderson, Nevada, a suburb of Las Vegas. BMI, through Landwell, is actively engaged in efforts to develop certain land holdings surrounding the BMI Complex for commercial, industrial, and residential purposes.

REGULATORY AND ENVIRONMENTAL MATTERS:

         Regulatory and environmental matters for TIMET and NL are discussed in their respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings." In addition, the information included in Note 11 to the Consolidated Financial Statements is incorporated herein by reference.

         In 1993, the Company entered into a settlement agreement with the Arkansas Division of Pollution Control and Ecology in connection with certain alleged water discharge permit violations at one of several abandoned barite mining sites in Arkansas. The settlement agreement, in addition to requiring the payment in 1993 of a $20,000 penalty, required the Company to undertake a remediation/reclamation program which has been completed at a total cost of approximately $2 million. This site is now subject only to ongoing monitoring and maintenance obligations. Another of the sites is currently being evaluated by the Arkansas Department of Environmental Quality ("ADEQ"). The Company, along with two other identified potentially responsible parties, has entered into discussions with ADEQ that are expected to result in one or more voluntary settlement agreements pertaining to investigations and remedial actions to be undertaken at this site. The Company believes that to the extent it has any additional liability for remediation at this site, it is only one of a number of apparently solvent potentially responsible parties that would ultimately share in any such costs. As of December 31, 1999, the Company had accrued approximately $6 million related to these matters.

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

ITEM 3:    LEGAL PROCEEDINGS

         The Company, TIMET and NL are involved in various legal proceedings. Information called for by this Item, except for information regarding certain of TIMET's and NL's legal proceedings that have been summarized, is included in
Item 1 and Note 11 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference. Information called for by this Item regarding TIMET's and NL's legal proceedings that have been summarized in
Item 1 and Note 11 to the Company's Consolidated Financial Statements is included in Item 3 of TIMET's and NL's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibits 99.1 and 99.2, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         Tremont's common stock is traded on the New York and Pacific Stock Exchanges (symbol: TRE). As of March 13, 2000, there were approximately 11,500 holders of record of Tremont common stock. On March 17, 2000, the closing price of the Company's common stock was $18.5625 per share. The high and low sales prices for the Company's common stock are set forth below.

                                                             High         Low
Year ended December 31, 1998:
        First quarter                                      $60.125       $51.688
        Second quarter                                      60.313        52.625
        Third quarter                                       56.500        42.250
        Fourth quarter                                      41.125        31.625

Year ended December 31, 1999

        First quarter                                      $33.625       $17.625
        Second quarter                                      22.875        16.313
        Third quarter                                       25.125        18.500
        Fourth quarter                                      22.688        13.750


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

                                                                 Years ended December 31,
                                         ---------------------------------------------------------------------------
                                            1995            1996            1997            1998            1999
                                            ----            ----            ----            ----            ----
                                                            (In millions, except per share data)
INCOME STATEMENT DATA:
Equity in earnings (loss) of:
   TIMET (c)                              $    (3.2)       $   16.0       $   25.2         $  14.0        $( 72.0)
   NL Industries                               11.4            (1.8)          (5.1)           57.8           28.1
   Other joint ventures                         -               2.5            5.2             2.9             .6
                                         ------------    ------------    ------------    ------------    -----------
                                          $     8.2        $   16.7       $   25.3         $  74.7        $ (43.3)
                                         ============    ============    ============    ============    ===========

Gain on sale of TIMET stock               $     -          $   27.6       $    -           $   -          $   -
                                         ============    ============    ============    ============    ===========

Income (loss):
   Before extraordinary item              $     5.4        $   30.0        $  13.6         $  75.7        $ (28.2)
   Extraordinary item (a)                       -               -              -              (1.9)           -
                                         ------------    ------------    ------------    ------------    -----------
          Net income (loss)               $     5.4        $   30.0        $  13.6         $  73.8        $ (28.2)
                                         ============    ============    ============    ============    ===========

Earnings (loss) per basic share:

   Before extraordinary item              $     .73       $    4.05       $   1.92         $ 11.55        $ (4.41)
   Net income (loss)                            .73            4.05           1.92           11.25          (4.41)

Earnings per diluted share (b):

   Before extraordinary item              $     .70       $    3.90       $   1.76         $ 11.18       $    -
   Net income                                   .70            3.90           1.76           10.88            -

Cash dividends per share                  $    -          $    -         $    -            $   .21       $    .28
                                        ============    ============    ============    ============    ===========

BALANCE SHEET DATA (at year end):

   Cash and cash equivalents              $     2.7       $    68.0       $   38.0         $  3.1         $   3.0
   Total assets                               134.9           223.5          215.0          288.6           232.6
   Indebtedness                                 6.0             -              -              5.9            13.7
   Stockholders' equity                        83.7           158.0          136.3          200.2           163.7

(a)      Represents the Company's equity in NL's extraordinary item.
(b)      Antidilutive in 1999.
(c) In 1999 includes a $61 million ($38 million net-of-tax) writedown of the Company's investment in TIMET (See Note 4 to the Consolidated Financial Statements).

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Tremont

         Tremont is a holding company with operations conducted principally through TIMET (titanium metals) and NL (TiO2). The results of operations of TIMET and NL, and the Company's equity therein, are discussed below. Equity in earnings of other joint ventures consist principally of real estate development earnings of Landwell, which can fluctuate from period-to-period.

         Corporate expenses, net. Tremont's corporate expenses, net for 1999 consist primarily of expenses related to intercorporate service agreements and OPEB. Tremont's corporate expenses, net for 1998 include expenses related to intercorporate service agreements and OPEB primarily offset by $1.4 million of interest earned on short-term investments and a $.9 million gain for cash received related to an investment that had previously been written off. Corporate expenses, net for 1997, include $2.7 million of interest earned on short-term investments and a $1.2 million gain on the sale of a certain oil and gas production well interest.

         Interest expense. Interest expense was higher in 1999 due to higher average borrowings under the advance agreement with Contran, which agreement was entered into in October 1998. See Note 10 to the Consolidated Financial Statements. The Company expects interest expense in 2000 to be comparable to 1999 due to slightly lower borrowing levels offset by higher interest rates.

         Income taxes. The Company's income tax rate in 1999 varied from the U.S. statutory rate principally due to a reduction in the deferred tax valuation allowance related to the recognition of a deductible difference associated with affiliates not included in the consolidated tax group that previously did not meet the "more-likely-than-not" recognition criteria. The variance in rates in 1998 was due to a reduction in the deferred tax asset valuation allowance due to a net decrease in the basis differences related to the Company's investment in NL. The variance in rates in 1997 was principally due to no tax benefit being recognizable on equity in losses from its investment in NL. See Note 7 to the Consolidated Financial Statements.

         As discussed below, the Company expects to report equity in losses of TIMET in 2000. The Company's effective income tax rate in 2000 is expected to vary from the U.S. statutory rate because Tremont does not expect that recognizing a deferred income tax asset with respect to such equity in losses will be appropriate under the "more-likely-than-not" recognition criteria.

         Other. Tremont periodically evaluates the net carrying value of its long-term assets, principally its investments in NL and TIMET, to determine if there has been any decline in value that is other than temporary and would, therefore, require a writedown which would be accounted for as a realized loss. The Company's per share net carrying amount of its investment in NL at December 31, 1999 was $11.12 per share, compared to a per share market price of $15.06 at that date.

         At December 31, 1999, after considering what the Company believes to be all relevant factors including, among other things, TIMET's operating results, financial position, estimated asset values and prospects, the Company recorded a $61 million pre-tax non-cash charge ($38 million net-of-tax) to earnings to reduce the net carrying value of its investment in TIMET for an other than temporary impairment in its market value. After such writedown, at December 31, 1999, the Company's net carrying value of its investment in TIMET was $7.00 per share compared to a per share market price of $4.50 at that date. In determining the amount of the impairment charge, the Company considered, among other things, recent ranges of TIMET's stock price and current estimate of TIMET's future operating losses which would further reduce the Company's net carrying value of its investment in TIMET as it records additional equity in losses.

         The Company will continue to monitor and evaluate its interests in NL and TIMET based upon, among other things, their respective results of operations, financial condition, liquidity and business outlook. In the event Tremont determines that any further decline in value of its interests below their net carrying value has occurred which is other than temporary, it would report an appropriate writedown at that time.

         Year 2000 ("Y2K"). Tremont, as a holding company, does not itself have numerous applications or systems. During 1999, the Company completed an assessment of potential Y2K issues in its information systems and implemented remedial actions as necessary. The cost to the Company for Y2K readiness was not material. The Company did not experience any significant adverse effects on its systems or operations as a result of the Y2K issues. Y2K issues related to TIMET and NL are discussed below.

TIMET

         The  Company's  equity in TIMET's  earnings  (losses)  differs from the amount that would be expected by applying Tremont's December 31, 1999 39%-ownership percentage to TIMET's separately-reported earnings because of changes in Tremont's level of ownership of TIMET and because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in TIMET. Amortization of such basis differences in TIMET (other than with respect to the other than temporary impairment charge discussed above) generally increases earnings, and decreases losses, attributable to TIMET as reported by Tremont. The information included below relating to the financial position, results of operations and liquidity and capital resources of TIMET has been summarized from reports filed with the Commission by TIMET (File No. 0-28538), which reports contain more detailed information concerning TIMET, including complete financial statements.

         General. The aerospace industry in recent history has accounted for approximately three-fourths of U.S. and 40% to 50% of worldwide titanium mill products consumption, and has had a significant effect on the overall sales and profitability of the titanium industry. The aerospace industry, and consequently the titanium metals industry, is highly cyclical. During the second half of 1998, it became evident to TIMET that the anticipated record rates of aircraft production would not be reached and that a decline in overall production rates would begin earlier than forecast, particularly in titanium-intensive wide body planes. During 1999, aerospace customers reduced inventories and adjusted to decreases in overall production rates and, as a result, TIMET's mill products shipments declined 23% to 11,400 metric tons. TIMET's fourth quarter 1999 sales of $105.5 million was the lowest quarterly sales amount in four years. At present, a substantial inventory overhang still exists throughout the aerospace industry supply chain and current expectations are that 2000 sales will be somewhat below the fourth quarter 1999 annualized due to lower expected sales volumes and selling prices. Industrial demand for titanium has also declined due to weakness in Asian and other economies and is expected to remain soft during 2000.

         TIMET estimates that worldwide industry shipments of titanium mill products peaked in 1997 at approximately 60,000 metric tons and decreased 10% in 1998 to approximately 54,000 metric tons and decreased a further 11% in 1999 to 48,000 metric tons. Expectations for 2000 are a further decline in mill product shipments although the decline is expected to be less than that experienced during each of the last two years.

         TIMET's order backlog decreased to approximately $195 million at December 31, 1999 from $350 million at December 31, 1998 and $530 million at December 31, 1997. Substantially all of the 1999 year end backlog is scheduled to be shipped during 2000.

         TIMET expects that production levels, capacity utilization, sales volumes, sales prices, gross margins and operating income excluding special charges, will all be lower in 2000 than they were in 1999. Accordingly, TIMET currently expects that its 2000 loss before special charges will exceed its 1999 loss before special charges and looks to return to profitability in late 2001. In January 2000, TIMET adopted a plan to restructure the organization and reduce costs. As part of this reorganization, the global manufacturing and commercial operations have been consolidated into two organizations, and TIMET will further reduce personnel by about 10%, or 250 employees, primarily during the first half of 2000. Additional resources will be focused in an effort to significantly improve the quality of TIMET's manufacturing, customer service and management processes to return to profitability. The restructuring actions taken in January are expected to result in an additional restructuring charge in the first quarter of 2000 of up to $10 million, primarily related to employee termination costs. Additionally, in February 2000, TIMET entered into new U.S. and U.K. credit facilities. In connection therewith, TIMET wrote off $1.3 million of deferred financing costs associated with its previous U.S. facility.

         TIMET has implemented plans to address the current market conditions, as more fully described in Item 1 - "Business - Unconsolidated Affiliate - TIMET
- Current Industry Conditions and Outlook for 2000." Restructuring charges in 1998 and 1999 as a result of TIMET's action plans were $24 million and $4.5 million, respectively. The components of the 1998 and 1999 restructuring charges are summarized below.

                                                       1998                             1999
                                          ----------------------------  ----------------------------
                                                      Segment                          Segment
                                          ----------------------------  ----------------------------
                                             Melted and                     Melted and
                                                Mill                          Mill
                                              Products       Other          Products        Other
                                          ---------------  -----------  ---------------  ----------
                                                                 (In millions)

Property and equipment                       $   7.1        $   2.6        $    .3        $   -
Disposition of German subsidiary                 -              -              2.0            -
Pension and OPEB costs, net                      5.7            -              (.1)           -
Personnel severance and benefits                 5.3             .5            2.5            -
Other exit costs, principally
  related to leased facilities                   1.4            1.4            -            (.2)
                                          ---------------  -----------  ---------------  ----------

                                             $  19.5        $   4.5        $   4.7       $  (.2)
                                          ===============  ===========  ===============  ==========

Summarized  statement of operations  information  of TIMET is presented below.

                                                                              Years ended December 31,
                                                                ------------------------------------------------------
                                                                     1997               1998                1999
                                                                     ----               ----                ----
                                                                                    (In millions)
Net sales:
     Titanium melted and mill products                                $ 700.4              $ 686.7           $ 479.5
     Other                                                               36.2                 23.9               2.2
     Eliminations                                                        (3.0)                (2.9)             (1.7)
                                                                  ----------------    --------------    ----------------

                                                                      $ 733.6              $ 707.7           $ 480.0
                                                                  ================    ==============    ================

Operating income:
     Titanium melted and mill products                                $ 139.3             $   87.4          $  (27.7)
     Other                                                               (6.3)                (4.7)             (3.7)
                                                                ----------------    --------------    ----------------
                                                                        133.0                 82.7             (31.4)
Dividends and interest income                                             1.4                 6.3                6.0
General corporate income (expense), net                                   2.8                 (.2)              (1.2)
Interest expense                                                          2.0                 2.9                7.1
                                                                ----------------    --------------     ---------------


Pretax income (loss)                                                    135.2                85.9              (33.7)

Income tax expense (benefit)                                             41.0                29.2              (12.0)
Minority interest - Convertible Preferred
     Securities                                                           8.9                 8.8                8.7
Other minority interest                                                   2.3                 2.1                1.0
                                                                ----------------    --------------     ---------------

   Net income (loss)                                                  $  83.0             $  45.8           $  (31.4)
                                                                ================    ==============     ===============

Tremont's equity in TIMET's income (loss),
    including amortization of basis differences                       $  25.2             $  14.0           $  (11.2)
Provision for market value decline (Note 4)                                 -                   -              (60.8)
                                                                ----------------    --------------    ----------------
                                                                      $  25.2             $  14.0           $  (72.0)
                                                                ================    ==============    ================


Mill product shipments:
    Volume (metric tons)                                              15,100                14,800            11,400
    Average price ($ per Kilogram)                                  $  35.00              $  35.25           $ 33.00

         TIMET operates in two segments (i) "Titanium melted and mill products", its principal segment, and (ii) "Other." In 1997 and 1998, the "Other" segment consisted primarily of TIMET's titanium castings operations which were combined in a joint venture during 1998 and subsequently sold in January 2000. In 1999, the "Other" segment consists of TIMET's nonintegrated joint ventures.

         Sales and operating income (loss) - 1999 compared with 1998. The "Titanium melted and mill product" segment net sales in 1999 decreased 30% compared to 1998 primarily due to a 23% decrease in mill products shipment volume resulting primarily from reduced demand in the aerospace market, as described above. Average selling prices for 1999 were approximately 7% lower than 1998 reflecting both the price effect of long-term agreements and increased price competition on non-contract business. Average prices on 2000 shipments are expected to be as much as 15% lower than average 1999 in certain product lines, but only slightly lower than average prices in the fourth quarter of 1999. TIMET produced approximately $16 million of titanium ingot in 1999, for which the customer was billed but income recognition was deferred. TIMET anticipates the majority of this ingot will be converted and shipped in 2000, at which time the related income will be recorded.

         The decrease in net sales of the "Other" segment is a result of TIMET's ceasing to consolidate its castings business after July 1998.

         Total cost of sales in 1999 was 95% of sales compared to 77% in 1998. The increase in the percentage is a result of the lower selling prices, lower production volumes, higher depreciation, and increased reserves for slow-moving inventory. Yield, rework and deviated material costs were also higher and plant operating rates were lower. Selling, general, administrative and developmental expenses in 1999 were lower than 1998 in dollar terms due in large part to the completion of the implementation of the initial phase of TIMET's business-enterprise system during the first half of 1999. These costs as a percentage of sales, however, increased to approximately 10% primarily due to the decline in sales.

         In the fourth quarter of 1999, TIMET recorded $6.8 million of special charges consisting of $4.5 million of restructuring charges and $2.3 million of write-downs associated with TIMET's investment in certain start-up joint ventures. During the same quarter, TIMET also recorded a $4.3 million charge to cost of sales for slow-moving inventory. Approximately half of the restructuring charges were non-cash, primarily related to the disposition of a Germany subsidiary, with the cash component relating to the termination of 100 people. The $4.3 million charge for slow-moving inventory and $4.7 million of the $6.8 million of special charges are included in the operating loss of the "Titanium melted and mill products" segment in 1999. Operating income of the "Titanium melted and mill products" segment in 1998 included special charges of $19.5 million. Operating losses of the "Other" segment included $4.5 million and $2.1 million of special charges in 1998 and 1999, respectively.

         Equity in earnings (losses) of joint ventures of the "Titanium melted and mill products" segment decreased by $1.3 million from 1998 principally due to the decline in earnings of ValTimet. Equity in losses of the "Other" segment were higher in 1999 due to TIMET recording a higher share of the losses for a full year in 1999 as a result of increased ownership in certain of these ventures in mid-1998.

         Sales and operating income - 1998 compared with 1997. Net sales of the "Titanium melted and mill products" segment in 1998 were 2% below 1997 levels primarily due to lower volumes from reduced demand during the last half of the year in both aerospace and industrial markets, as described above. Mill product shipment volume for the year declined 2% to 14,800 metric tons. Selling prices on shipments were relatively flat, in large part due to prices on orders entered prior to the decline in demand.

         Net sales of the "Other" segment were down 34% primarily as a result of TIMET's ceasing to consolidate its castings business after July 1998.

         Total cost of sales was 77% of sales in 1998, comparable to 76% of sales in 1997. Selling, general, administrative and developmental expenses in 1998 were higher than in 1997, in both total dollar and percent of sales terms (8.5%, up from 6.2%), in large part due to information technology costs, including implementation of TIMET's business-enterprise information system and addressing Y2K issues.

         Equity in earnings of joint ventures of the "Titanium melted and mill products" segment improved in 1998 over 1997 principally due to improved earnings of ValTimet. Equity losses of the "Other" segment were higher in 1998 as certain ventures were held for the full year, compared to a part year in 1997.

         European operations. TIMET has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing TIMET's U.S. and European operations are substantially the same.

         Approximately   60%  of  TIMET's  European  sales  are  denominated  in
currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in functional currencies. TIMET's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

         The U.S. dollar sales and purchases of TIMET's European operations described above provide some natural hedge of non-functional currencies, and TIMET does not use currency contracts to hedge its currency exposures. Net currency transaction gains/losses included in earnings was a $1.2 million loss in 1999, a $.4 million gain in 1998 and nominal in 1997. At December 31, 1999, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $20 million and $24 million, respectively, consisting primarily of U. S. dollar cash, accounts receivable, accounts payable and borrowings. Exchange rates among 11 European currencies (including the French franc, Italian lira and German mark, but excluding the British pound) became fixed relative to each other as a result of the implementaion of the euro effective in 1999. Costs associated with modifications of systems to handle euro-denominated transactions were not significant.

         Dividends and interest income. In 1999, dividends and interest income consists principally of accrued dividends on $80 million of non-voting preferred securities of Special Metals Corporation, which were purchased by TIMET in October 1998. In 1997 and 1998, the amount represents primarily earnings on corporate cash equivalents and varies with cash levels and interest rates. See "Liquidity and Capital Resources - TIMET - Financing Activities".

         General corporate income (expense). General corporate income (expense) consists principally of currency transaction gains/losses.

         Interest expense. Interest expense for 1999 more than doubled from the levels of 1998 primarily due to higher levels of average debt and increased interest rates. Also contributing to the higher comparative interest expense is a lower level of interest being capitalized in 1999 compared to 1998 as major capital projects have been completed. While average borrowing levels increased in 1998 over 1997, interest rates declined and interest capitalized increased. Interest expense in 2000 is expected to be higher than 1999 due to higher average borrowing levels and higher interest rates on the new credit facilities.

         Minority interest. Annual dividend expense related to the 6.625% Convertible Preferred Securities, issued in November 1996, approximates $13 million and is reported as minority interest net of allocable income taxes. Other minority interest relates primarily to the 30% interest in TIMET Savoie held by Compagnie Europeene du Zirconium-CEZUS, S.A. ("CEZUS").

         Income taxes. TIMET operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (loss) can impact TIMET's overall effective tax rate. In 1997, TIMET's income tax rate also varied from the U.S. statutory rate due to reductions in the deferred tax valuation allowance related to current year utilization of tax attributes. For financial reporting purposes, TIMET has recognized the tax benefit of all of its net operating loss carryforwards, and expects that tax benefits to be recognized during 2000 will be deferred.

         Year  2000  ("Y2K").   As  a  result  of  many  computer   systems  and
applications being written to use two-digit fields to designate a year, many date-sensitive systems may have recognized the year 2000 as 1900, or not at all. This could have resulted in a system failure or miscalculations causing systems to incorrectly process critical financial, manufacturing and operational information. These are generally referred to as the "Y2K Issues".

         During 1999, TIMET, with the help of outside specialists and consultants, completed all Y2K readiness procedures and did not experience any significant adverse effects on its systems or operations as a result of the Y2K Issues. These readiness procedures included (i) an initial assessment of potential Y2K Issues in its non-information systems (e.g., its manufacturing and communication systems), as well as in those information systems that were not replaced by the new business-enterprise system, (ii) determining, prioritizing and implementing remedial actions, including testing, and (iii) developing contingency plans in the event internal or external Y2K Issues were not resolved by the target date for completion. TIMET expended in the aggregate approximately $4.5 million in 1998-99 ($2.5 million in 1999) on these specific non-information system Y2K Issues, principally embedded system technology. Additionally, most of TIMET's information systems have been replaced in connection with the implementation of TIMET's business-enterprise system, the initial implementation of which was substantially completed with the rollout of the system to the U.K. sites in 1999. The cost of the new system, including related equipment and networks, aggregated approximately $54.0 million in 1997-99 ($43.5 million capital; $10.5 million expense), of which $4.0 million ($2.5 million capital; $1.5 million expense) was expended in 1999. To date in 2000, none of TIMET's manufacturing facilities have suffered any downtime due to noncompliant systems, nor have any significant problems associated with the Y2K Issues been identified in any systems. TIMET will continue to monitor its major systems in order to ensure that such systems continue to be year 2000 compliant. However, based primarily upon success to date, TIMET does not currently expect any significant Y2K Issues will develop for any of its systems. Furthermore, TIMET is not aware of any significant adverse Y2K Issues that may have arisen for its key suppliers or customers.

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

         Tremont's equity in earnings of NL differs from the amount that would be expected by applying Tremont's ownership percentage to NL's separately-reported earnings because of changes in Tremont's level of ownership of NL in 1998 and the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in NL. Amortization of such basis differences generally reduces earnings, and increases losses, attributable to NL as reported by Tremont.

         NL's continuing operations are conducted by Kronos in the TiO2 business segment. As discussed below, average TiO2 selling prices significantly increased in 1998 and slightly decreased in 1999 compared to the prior year. Kronos' operating income increased $88.7 million in 1998 and declined $25.5 million in 1999. Gross profit margins were 22% in 1997, 31% in 1998 and 27% in 1999.

         Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions. Kronos believes that the TiO2 industry has long-term growth potential, as discussed under the captions "Industry" and "Competition" in Item
1. "Business - Unconsolidated Affiliate - NL."

Summarized  statement  of  operations  information  of NL is  presented below.

                                                    Years ended December 31,                       Change
                                              --------------------------------------    -----------------------------
                                                1997          1998          1999          1997-98          1998-99
                                                ----          ----          ----          -------          -------
                                                          (In millions)
Net sales - Kronos                               $837.2       $894.7        $908.4            +7%              +2%

Operating income - Kronos                        $ 82.5       $171.2        $145.7          +107%             -15%
General corporate items:
   Securities earnings                              5.4         14.9           6.6
   Corporate expenses, net                        (49.8)       (18.3)        (16.9)
   Interest expense                               (65.8)       (58.1)        (36.9)
                                              ---------     ----------    ----------

Pretax income (loss)                              (27.7)       109.7          98.5          $137.4          $ (11.2)

Income tax expense (benefit)                        2.2         19.8         (64.6)
Discontinued operations - Rheox                    20.4        287.4           -
Extraordinary item                                  -          (10.6)          -
Minority interest                                   -            -            (3.3)
                                              ---------     ----------    ----------

Net income (loss)                                $ (9.5)      $366.7        $159.8          $376.2          $(206.9)
                                              =========     ==========    ==========    ============     ============

Tremont's equity in
   earnings (loss) of NL,
   including amortization of
   basis differences                             $ (5.1)      $ 57.8         $28.1         $  62.9          $ (29.7)
                                              =========     ==========    ==========    ============     ============

Percent change in TiO2
   Sales volume                                                                               -4%               +5%
   Average selling prices (in billing   currencies)                                          +16%               -1%

         Kronos' operating income in 1999 was lower than 1998, primarily due to lower average TiO2 selling prices and lower production volume, partially offset by higher sales volume and a $5.3 million currency exchange transaction gain related to certain of NL's short-term intercompany cross-border financings. Kronos' operating income for 1998 was higher than 1997 due to 16% higher average TiO2 selling prices, partially offset by lower sales volume and $12.9 million of 1997 income from refunds of German trade capital taxes, discussed below.

         In billing currency terms, Kronos' 1999 average TiO2 selling prices were 1% lower than in 1998 with higher prices in North America offset by lower prices in Europe and export markets. European prices at the end of the year (when expressed in U.S. dollars at year-end exchange rates) were 9% below prices available in the U.S. as a result of the strong U.S. dollar against major European currencies. Pigment prices declined during the first three quarters of 1999, but increased in the fourth quarter as a result of price increases announced by all major producers effective during the fourth quarter. Such price increases began to be phased in during the fourth quarter of 1999 and continue to be implemented in the first quarter of 2000. Kronos recently announced a price increase in Europe effective April 1, 2000. The successful implementation of the price increase will depend on market conditions. Average selling prices in the fourth quarter of 1999 were 3% lower than the fourth quarter of 1998, 1% lower than the average selling price for full-year 1999 and 1% higher than the third quarter of 1999. Selling prices at the end of the fourth quarter were 1% higher than the average for the quarter. Average TiO2 selling prices in 1998 were 16% higher than 1997 with strong increases in all major regions.

         Industry-wide demand was strong throughout 1997 and the first half of 1998, before moderating in the second half of 1998 and early 1999. Demand in the second half of 1999 was stronger than comparable periods in both 1998 and 1997 as a result of, among other things, customers buying in advance of anticipated price increases. Kronos' sales volume in the fourth quarter of 1999 increased 21% from the fourth quarter of 1998. Sales volume of 427,000 metric tons of TiO2 in 1999 was 5% higher than 1998 with growth in all major regions. Sales volume in 1998 was 4% lower than 1997, reflecting lower sales in Asia and Latin America. Approximately one-half of Kronos' 1999 TiO2 sales, by volume, were attributable to markets in Europe with approximately 37% attributable to North America, and the balance to other regions.

         Kronos expects industry demand in 2000 will be relatively unchanged from 1999, depending primarily upon global economic conditions, and accordingly, NL believes 2000 sales volume will approximate 1999 levels. Kronos produced at or near full capacity in 1997 and 1998, but curtailed production during the first quarter of 1999 to manage inventory levels. As a result, Kronos reduced finished goods inventories by approximately 15,000 metric tons. Kronos' production volume in 1999 was 5% lower than 1998 and capacity utilization in 1999 was 93% compared to full capacity in 1998. Kronos' production volume in 2000 is expected to closely match expected 2000 sales volume. Kronos believes average TiO2 selling prices in 2000 should continue an upward trend as NL expects to continue to phase-in announced price increases during 2000. Should demand in 2000 remain strong, additional price increases could be announced later in 2000. NL believes that average 2000 prices will exceed average 1999 prices. As a result of anticipated higher average prices and its continued focus on controlling costs, Kronos expects its 2000 operating income will be higher than 1999. The extent of this improvement will be determined primarily by the magnitude of realized price increases.

         Excluding the effects of foreign currency translation, which decreased NL's expenses in both 1998 and 1999, Kronos' cost of sales in 1999 was higher than 1998 due to higher sales volume and higher unit costs, which resulted primarily from lower production levels. Kronos' cost of sales in 1998 was lower than 1997 primarily due to lower sales volume. Cost of sales, as a percentage of net sales, increased in 1999 primarily due to the impact on net sales of lower average selling prices and higher unit costs, and decreased in 1998 primarily due to the impact on net sales of increased average selling prices.

         Excluding the effects of foreign currency translation, which decreased NL's expenses in both 1998 and 1999, Kronos' selling, general and administrative expenses, in absolute dollar amounts, increased in 1999 from the previous year due to higher distribution expenses associated with higher 1999 sales volumes, while 1998 expenses, in absolute dollar amounts, were lower than 1997 as a result of lower distribution expenses related to lower sales volume. Selling, general and administrative expenses, as a percentage of net sales, were 14% in 1997 and 12% in both 1998 and 1999.

         The $12.9 million of German trade capital tax refunds received in 1997 relates to years prior to 1997 and includes interest. The German tax authorities were required to remit refunds based on (i) court decisions which reduced the trade capital tax base and (ii) prior agreements between NL and the German tax authorities regarding payment of disputed taxes.

         NL has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The U.S. dollar translated value of NL's foreign sales and operating costs is subject to currency exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period revenues and expenses. A significant amount of NL's sales are denominated in currencies other than the U.S. dollar (61% in 1999), principally the euro, other major European currencies and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies
decreased   sales  by  $24  million  and  $15  million  during  1998  and  1999, respectively, compared to the year-earlier period. Excluding the 1999 $5.3 million gain described above, fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's operating expenses and the net impact of currency exchange rate fluctuations on operating income comparisons was not significant in 1998 or 1999.

         General corporate. The following table sets forth certain information regarding general corporate income (expense).

                                                 Years ended December 31,                         Change
                                         ------------------------------------------    -----------------------------
                                            1997            1998           1999          1997-98          1998-99
                                         ------------     ----------    -----------    -------------    ------------
                                                                       (In millions)

Securities earnings                      $     5.4        $  14.9       $   6.6        $      9.5       $  (8.3)
Corporate expenses, net                      (49.8)         (18.3)        (16.9)             31.5            1.4
Interest expense                             (65.8)         (58.1)        (36.9)              7.7           21.2
                                         ------------     ----------    -----------    -------------    ------------

                                         $  (110.2)       $ (61.5)      $ (47.2)        $    48.7       $   14.3
                                         ============     ==========    ===========    =============    ============

         Securities earnings fluctuate in part based upon the amount of funds invested and yields thereon. Average funds invested in 1999 were lower than 1998 primarily due to the repayment of certain of NL's debt in the last half of 1998. Average funds invested in 1998 were higher than 1997 primarily due to the net proceeds from the sale of Rheox in January 1998. NL expects security earnings in 2000 will be lower than 1999 due to lower average levels of funds available for investment due to debt reduction made during 1999 and higher projected expenditures in 2000 for dividends, environmental remediation and other corporate purposes.

         Corporate expenses, net in 1999 were lower than 1998, primarily due to $3.0 million of expenses in 1998 related to the unsuccessful acquisition of certain TiO2 businesses and assets of a competitor. Corporate expenses, net in 1998 were lower than 1997, primarily due to the $30 million noncash charge taken in 1997 related to NL's adoption of SOP 96-1, "Environmental Remediation Liabilities." This charge is included in selling, general and administrative expense for 1997 in NL's Consolidated Statements of Income. Excluding this charge, 1998 corporate expenses, net were slightly lower than 1997 due to the recognition of $3.7 million of income in 1998 related to the straight-line, five-year amortization of $20 million of proceeds received in conjunction with the sale of Rheox attributable to a five-year agreement by NL not to compete in the rheological products business, partially offset by the aforementioned $3.0 million expense in 1998. In 1999 NL recorded $4 million of income related to the amortization of this deferred income.

         Interest expense. Interest expense declined in 1999 and 1998 compared to the respective prior years due to prepayment of the Deutsche mark ("DM")
-denominated bank credit facility in 1999 and prepayments of outstanding indebtedness in 1998, principally the Senior Secured Discount Notes, the joint venture term loan and a portion of Kronos' DM-denominated debt. Interest expense in 1998 declined compared to 1997 principally due to prepayments of this outstanding indebtedness. Assuming no significant change in interest rates, interest expense in 2000 is expected to be lower compared to 1999 due to lower levels of outstanding indebtedness and lower margins on variable rate debt.

         Provision for income taxes. NL's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact NL's effective income tax rate. In 1998 and 1999 NL's effective tax rate varied from the normally expected rate due predominantly to the recognition of certain deductible tax attributes which previously did not meet the "more-likely-than-not" recognition criteria. Also in 1998 and 1999, NL recognized certain one-time benefits related to German tax settlements. In 1997 the geographic mix of income, including losses in certain jurisdictions for which no current refund was available and recognition of a deferred tax asset was not considered appropriate, contributed to NL's effective tax rate varying from a normally expected rate.

         NL's contingencies related to income taxes at December 31, 1999 are discussed below in "Liquidity and Capital Resources - NL Industries."

         Other. Minority interest in 1999 relates to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

         Discontinued   operations  in  1998  represent  NL's  former  specialty
chemicals operations which were sold in January 1998. The extraordinary item in 1998 resulted from early extinguishment of debt.

                         LIQUIDITY AND CAPITAL RESOURCES

TREMONT

        The Company had cash and equivalents of approximately $3 million at each of December 31, 1998 and 1999, down from $38 million at the end of 1997. The decrease in cash during the past two years was primarily the result of cash used in the stock repurchase program during 1998 and to purchase additional NL and TIMET common stock in 1998 and 1999, which included the Company's 1999 exercise of an option to purchase two million shares of TIMET stock from IMI for $16 million. See Note 4 to the Consolidated Financial Statements.

         Tremont's 12.3 million shares of TIMET common stock and 10.2 million shares of NL common stock had a quoted market value of approximately $55 million and $154 million, respectively, at December 31,1999.

         During 1998, the Company entered into an advance agreement with Contran and borrowed $5.9 million from Contran primarily to fund purchases of NL common stock. In 1999, the Company borrowed an additional $6.3 million from Contran to partially fund the purchase of TIMET common stock from IMI. During 2000, the Company expects to begin making payments on this debt as dividends from NL, which were increased to $.15 per share in the first quarter 2000, are expected to exceed the Company's other cash requirements. See Notes 4 and 10 to the Consolidated Financial Statements.

         The Contran advance agreement and dividends from NL are currently Tremont's primary sources of liquidity. As discussed below, NL raised its quarterly dividend from $.035 to $.15 per NL share in 2000. Unless the Company decides to purchase additional shares of NL, TIMET or Tremont securities, the Company does not currently believe it will need to borrow additional amounts from Contran.

         During 1998, the Company collateralized with cash certain letters of credit backing insurance policies at its captive insurance subsidiary. In 1999, NL collateralized a portion of the letters of credit as they related to its business with the captive, and the Company received $9.9 million in cash previously pledged to collateralize the letters of credit, which funds were primarily used in the purchase of TIMET common stock from IMI.

         The settlement of the previously reported stockholder derivative litigation and Tremont's common stock repurchase program are described in Note 9 to the Consolidated Financial Statements.

         The Company's equity in earnings (losses) of affiliates are primarily noncash. The Company received cash distributions from Landwell of $1 million in 1997 and $.6 million in 1998 primarily to cover taxes associated with Landwell's income from land sales. No cash distributions were received from Landwell in 1999. NL paid no dividends in 1997, paid three quarterly cash dividends during 1998 at the rate of $.03 per NL share per quarter aggregating $.8 million and paid four quarterly cash dividends during 1999 at the rate of $.035 per NL share per quarter aggregating $1.4 million. TIMET did not pay any cash dividends during 1997, paid three quarterly cash dividends during 1998 at the rate of $.04 per TIMET share per quarter aggregating $1.2 million and paid three quarterly cash dividends during 1999 at the rate of $.04 per TIMET share per quarter aggregating $1.5 million. In the third quarter of 1999, TIMET suspended payment of its regular quarterly common stock dividend. NL raised its dividend on February 9, 2000 from $.035 per share to $.15 per share for shareholders of record as of March 16, 2000 to be paid March 31, 2000. Any future dividends from NL and TIMET will be at the discretion of the respective company's boards of directors and will depend upon, among other things, earnings, financial condition, cash requirements, cash availability and contractual requirements. Based upon the Company's holdings of NL common stock at December 31, 1999 and the $.15 per share per quarter dividend expected from NL during 2000, the Company expects to receive approximately $6 million in dividends from NL in 2000. Relative changes in assets and liabilities did not materially impact the Company's cash flow from operating activities.

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

                                     TIMET

         Summarized balance sheet and cash flow information of TIMET is presented below.

                                                                                December 31,
                                                                      --------------------------------
                                                                           1998              1999
                                                                      --------------    --------------
                                                                               (In millions)

Cash and cash equivalents                                                 $ 15.5            $ 20.7
Other current assets                                                       379.4             321.9
Goodwill and other intangible assets                                        79.4              71.1
Other noncurrent assets                                                    127.7             136.0
Property and equipment, net                                                351.2             333.4
                                                                      --------------    --------------

                                                                         $ 953.2           $ 883.1
                                                                      ==============    ==============

Current liabilities                                                      $ 136.9           $ 194.4
Long-term debt and capital lease obligations                               110.0              32.2
Accrued OPEB cost                                                           24.1              20.0
Other noncurrent liabilities                                                24.4              19.9
Minority interest - Convertible Preferred Securities                       201.2             201.2
Other minority interest                                                      8.2               7.3
Stockholders' equity                                                       448.4             408.1
                                                                      --------------    --------------

                                                                         $ 953.2           $ 883.1
                                                                      ==============    ==============

                                                                              Years ended December 31,
                                                               --------------------------------------------------------
                                                                     1997               1998                1999
                                                               -----------------    --------------    -----------------
                                                                                    (In millions)
Net cash provided (used) by:

  Operating activities                                               $  72.6              $  76.1           $  19.5
  Investing activities:
     Capital expenditures                                              (66.3)              (115.2)            (24.8)
     Business acquisitions and joint ventures                          (13.5)               (27.4)              -
     Purchase of preferred securities                                    -                  (80.0)              -
     Other, net                                                          -                    (.6)              3.1
  Financing activities:
     Net borrowings (repayments)                                        (5.8)                97.1              12.6
     Other, net                                                         (4.0)                (4.9)             (4.0)
  Cash acquired and currency translation                                 (.6)                 1.4               -
                                                               -----------------    --------------    -----------------

                                                                    $  (17.6)            $  (53.5)          $   6.4
                                                               =================    ==============    =================

Cash paid for:
  Interest expense, net of amounts capitalized                      $    2.2             $    2.2           $   6.7
  Convertible Preferred Securities dividends                            13.3                 13.3              13.3
  Income taxes, net                                                     22.5                 23.7                .1

         At  December  31,  1999,  TIMET  had  $21  million  of  cash  and  cash equivalents  and $21  million  of  borrowing  availability  under  its U.S.  and
European bank credit lines. Net debt at year end 1999 was approximately $96 million ($21 million of cash and equivalents and $117 million of notes payable and debt, principally borrowings under TIMET's U.S. and U.K. credit agreements).

         In February 2000, TIMET completed a new $125 million, three-year U.S.-based revolving credit agreement replacing its previous U.S. bank credit facility. Borrowings under the new facility are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment. The credit agreement limits additional indebtedness, prohibits the payment of common stock dividends, and contains other covenants customary in lending transactions of this type. TIMET also increased its U.K. credit agreement from (pound)18 million ($29 million) to (pound)30 million ($48 million) with its existing U.K. lender.

     Borrowings under these U.S. and U.K. agreements at closing were used to repay the $58 million in then-outstanding borrowings under the prior U.S. credit agreement, which was terminated. Upon closing on the new credit facilities on February 25, 2000, TIMET had about $96 million of borrowing availability under these agreements. TIMET believes the new U.S. and U.K. credit facilities will provide it with the liquidity necessary for current market and operating conditions.

         Operating  activities.   Cash  provided  by  operating  activities  was
approximately $19 million in 1999, $76 million in 1998 and $73 million in 1997.

                                                                  1997              1998              1999
                                                              --------------    --------------    --------------
                                                                                (In millions)
Excluding changes in assets and liabilities                      $  121.3         $  108.7         $    23.9
Changes in assets and liabilities                                   (48.7)           (32.6)             (4.4)
                                                              --------------    --------------    --------------

                                                               $    72.6        $    76.1         $    19.5
                                                              ==============    ==============    ==============

         Cash provided by operating activities, excluding changes in assets and liabilities, during the past three years generally follows the trend in operating results. Changes in assets and liabilities reflect the timing of purchases, production and sales, and can vary significantly from period to period. Accounts receivable increased (used cash) in 1997 primarily because sales levels were increasing, and provided cash in 1998 and 1999 as sales levels were decreasing.

         Inventories decreased in 1997 as a result of very high shipment levels in the fourth quarter of that year. Inventories increased significantly in 1998, reflecting material purchases and production rates that were based on expected sales levels higher than the actual sales level turned out to be. TIMET reduced inventories during 1999 as excess raw materials were consumed and other reduction and control efforts were put in place. TIMET expects a further reduction during 2000 in raw materials and finished goods inventory.

         Changes in net current income taxes payable increased in 1997 and decreased in 1998 in part due to the delayed timing of cash payments for taxes in Europe relative to earnings. In 1999, income taxes payable decreased and is principally a receivable at December 31, 1999 as the current year's losses will be carried back to recover a portion of prior years' taxes paid. Changes in accounts with related parties resulted primarily from relative changes in receivable levels with joint ventures in 1997, 1998 and 1999.

         Investing activities. TIMET's capital expenditures were $25 million in 1999, down from $115 million in 1998 and $66 million in 1997. About one-half of capital expenditures during the two-year period 1997-1998 related to capacity expansion projects associated with long-term customer agreements. Capital expenditures in 1999 are primarily related to the expansion of forging capacity at the Toronto, Ohio facility, the installation of the business-enterprise system in Europe and various environmental and other projects.

         Approximately 10% of TIMET's capital spending in 1999 related to the major business-enterprise information systems and information technology project implemented at various sites throughout TIMET. Approximately one-fourth of the two-year period 1997-1998 capital spending related to this project. The new system was implemented in stages in the U.S. during 1998, with initial implementation substantially completed with the rollout to the U.K. in February 1999. Certain costs associated with the business-enterprise information systems project, including training and reengineering, are expensed as incurred.

         Capital spending for 2000 is currently expected to be about $15 million covering principally capital maintenance and health, safety and environmental projects, which is less than the expected depreciation and amortization expense of approximately $44 million.

         Cash used for business acquisitions and joint ventures in 1998 related primarily to the Loterios and Wyman-Gordon transactions. In 1997, such investments consisted primarily of cash contributions in connection with the formation of ValTimet and investments in companies developing new markets and uses for titanium.

         In October 1998, TIMET purchased for cash $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock") in conjunction with, and concurrent with, SMC's acquisition of the Inco Alloys International high performance nickel alloys business unit of Inco Limited. TIMET is accruing dividends on the SMC Preferred Stock, although dividends cannot currently be paid by SMC due to limitations imposed by an amendment of SMC's bank credit agreement. TIMET understands that SMC has sued Inco Limited alleging that it made various misrepresentations to SMC in connection with the acquisition. TIMET is evaluating the position it will take with respect to SMC's claims.

         Financing activities. Net borrowings of $13 million in 1999 and $97 million in 1998 were primarily to fund capital expenditures and in 1998 the Loterios acquisition. Net debt repayments of $6 million in 1997 related primarily to reductions in European working capital borrowings, including amounts due to CEZUS, TIMET's minority partner in TIMET Savoie.

         In November 1999, TIMET's Board of Directors ("Board") voted to suspend the regular quarterly dividend on its common stock in view of, among other things, the continuing weakness in overall market demand for titanium metal products. TIMET's new U.S. credit agreement entered into in February 2000 now prohibits the payment of dividends on TIMET's common stock.

         TIMET's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. TIMET's new U.S. credit agreement prohibits the payment of Convertible Preferred Securities dividends if "excess availability", as determined under the agreement, is less than $25 million. Upon closing of the new U.S. credit facility on February 25, 2000, TIMET had approximately $80 million of borrowing availability under this agreement. TIMET's Board will continue to evaluate the payment of dividends on the Convertible Preferred Securities on a quarter-by-quarter basis based upon, among other things, TIMET's actual and forecasted results of operations, financial condition, cash requirements for its businesses, contractual requirements and other factors deemed relevant.

         TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past and, in light of its current outlook, may in the future seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

         Environmental   matters.  See  Item  1  -  "Business  -  Unconsolidated
Affiliate - TIMET - Regulatory and Environmental Matters" for a discussion of environmental matters.

NL Industries

         Summarized balance sheet and cash flow information of NL is presented below.

                                                                         December 31,
                                                                 -------------------------------
                                                                    1998                 1999
                                                                 -----------           ---------
                                                                         (In millions)

Cash and cash equivalents                                        $   163.1            $   151.8
Other current assets                                                 383.6                354.6
Noncurrent securities                                                 17.6                 15.1
Investment in joint ventures                                         171.2                157.6
Other noncurrent assets                                               37.9                 28.7
Property and equipment, net                                          382.2                348.4
                                                                 ------------          -----------

                                                                 $ 1,155.6             $ 1,056.2
                                                                 ============          ============

Current liabilities                                              $   310.6             $   264.8
Long-term debt                                                       292.8                 244.3
Deferred income taxes                                                196.2                 108.2
Accrued OPEB cost                                                     41.7                  37.1
Environmental liabilities                                             81.5                  64.5
Other noncurrent liabilities                                          79.9                  62.3
Minority interest                                                       .6                   3.9
Shareholders' equity                                                 152.3                 271.1
                                                                 ------------          ------------

                                                                 $ 1,155.6             $ 1,056.2
                                                                 ============          ============

                                                                Years ended December 31,
                                                     -------------------------------------------
                                                         1997            1998           1999
                                                     -----------      ----------     -----------
                                                                     (In millions)
Net cash provided (used) by:

     Operating activities:
         Rheox, net                                   $   31.5        $  (30.6)      $     -
         Other                                            57.7            75.7           108.3
     Investing activities:
        Capital expenditures                             (28.2)          (22.4)          (35.6)
        Other, net                                        17.1           439.7            (2.8)
     Financing activities:
        Net repayments                                  (182.2)         (285.4)          (73.7)
        Other, net                                        99.6          (110.8)          (14.3)
     Currency translation and other                       (2.3)           (7.6)           (2.6)
                                                     -------------   ------------   --------------

                                                      $   (6.8)       $   58.6         $ (20.7)
                                                     =============   ============   ==============

Cash paid for:
     Interest, net of amounts capitalized              $  55.9        $   38.0         $  35.5
     Income taxes, net                                     6.9            54.2            15.0

         Operating activities. The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities and Rheox, net, declined in 1999 from the prior year primarily due to lower operating income, partially offset by $13.7 million of cash distributions from NL's TiO2 manufacturing joint venture, and improved in 1998 from the prior year primarily due to higher operating income.

         Changes in NL's assets and liabilities (excluding the effect of currency translation and Rheox, net) provided cash in 1997 and used cash in 1998 and 1999 primarily due to reductions in inventory levels in 1997, increases in inventory levels in 1998 and increases in receivable levels in 1999 due to high year-end demand. Rheox, net in 1998, primarily income tax payments made as a result of the gain on sale of Rheox, significantly decreased cash flows from operating activities.

         Investing activities. NL's capital expenditures were $28 million, $22 million and $36 million in 1997, 1998 and 1999. The increase in capital expenditures in 1999 is partially due to $6 million of expenditures for a landfill expansion for NL's Belgian facility. Capital expenditures in 1997 included $7 million related to a 20,000 metric ton debottlenecking project. Capital expenditures of the manufacturing joint venture and NL's discontinued operations are not included in NL's capital expenditures.

         NL's capital expenditures during the past three years include an aggregate of $22 million ($10 million in 1999) for NL's ongoing environmental protection and compliance programs. NL's estimated 2000 and 2001 capital expenditures are $37 million and $35 million, respectively, and include $7 million and $11 million, respectively, in the area of environmental protection and compliance.

         NL sold the net assets of its Rheox specialty chemicals business to Elementis plc in January 1998 for $465 million cash (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. NL recognized an after-tax gain of approximately $286 million on the sale of this business segment.

         Financing activities. NL prepaid its DM 107 million ($60 million when paid) term loan in full in the first quarter of 1999, principally by drawing DM 100 million ($56 million when drawn) on its DM revolving credit facility. In the second and third quarters of 1999, NL repaid DM 60 million ($33 million when paid) of the DM revolving credit facility with cash provided from operations. The revolver's outstanding balance of DM 120 million was further reduced in October 1999 by DM 20 million ($11 million when paid). In December 1999 NL borrowed $26 million of short-term unsecured euro-denominated bank debt and used the proceeds along with cash on hand to prepay the remaining balance of DM 100 million ($52 million when paid) under its Deutsche mark-denominated bank credit agreement. The DM facility was then terminated, which released collateral and eliminated certain restrictive loan covenants.

         Borrowings in 1998 included DM 35 million ($19 million when borrowed) under NL's short-term non-U.S. credit facilities and DM 20 million ($11 million when borrowed) under NL's DM revolving credit facility. Repayments in 1998 included DM 40 million ($23 million when paid) of the DM revolving credit facility and DM 81 million ($44 million when paid) of its DM term loan. In 1997 NL prepaid DM 207 million ($127 million when paid) of its DM term loan, repaid DM 43 million ($26 million when paid) of its DM revolving credit facility, repaid $15 million of its joint venture term loan and repaid DM 15 million ($9 million when paid) of its short-term DM-denominated notes payable. NL's borrowings and principal repayments excludes activity related to NL's discontinued operations.

         With a majority of the $380 million after-tax net proceeds from the sale of Rheox, NL (i) prepaid $118 million of the Rheox term loan, (ii) prepaid $42 million of Kronos' tranche of the LPC joint venture term loan, (iii) made $65 million of open-market purchases of NL's 13% Senior Secured Discount Notes at prices ranging from $101.25 to $105.19 per $100 of their principal amounts,
(iv) purchased $6 million of the Senior Secured Notes and $61 thousand of the Senior Secured Discount Notes at a price of $100 and $96.03 per $100 of their principal amounts, respectively, pursuant to a June 1998 pro rata tender offer to Note holders as required under the terms of the indenture, and (v) redeemed $121 million of 13% Senior Secured Discount Notes outstanding on October 15, 1998 at the redemption price of 106% of the principal amount, in accordance with the terms of the Senior Secured Discount Notes indenture.

         Dividends paid during 1998 and 1999 totaled $4.6 million and $7.2 million, respectively. No dividends were paid in 1997. At December 31, 1999, NL had $114 million available for payment of dividends and acquisition of treasury shares pursuant to the Senior Notes indenture. On February 9, 2000, NL's Board of Directors increased the regular quarterly dividend from $.035 per share to $.15 per share and declared a dividend to shareholders of record as of March 16, 2000 to be paid on March 31, 2000.

         During 1999 NL's Board of  Directors  authorized  the purchase of up to
1.5 million shares of NL's common stock over an unspecified period of time, to be held as treasury shares available for general corporate purposes. Pursuant to this authorization, NL purchased 552,000 shares of its common stock in the open market at an aggregate cost of $7.2 million in 1999 and 575,000 shares at an aggregate cost of $8.3 million in January and February of 2000.

         In 1998 as a result of the settlement of a shareholder derivative lawsuit on behalf of NL, Valhi transferred $14.4 million in cash to NL, and NL paid plaintiffs' attorneys' fees and expenses of $3.2 million.

         At December 31, 1999, NL had cash and cash equivalents aggregating $134 million (54% held by non-U.S. subsidiaries) and $18 million of restricted cash equivalents. At December 31, 1999, NL's subsidiaries had $19 million available for borrowing under non-U.S. credit facilities. At December 31, 1999, NL had complied with all financial covenants governing its debt agreements.

         Based upon NL's expectations for the TiO2 industry and anticipated demands on NL's cash resources as discussed herein, NL expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from NL's expectations, NL's liquidity could be adversely affected.

         Income tax contingencies. Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest. Certain significant German tax contingencies aggregating an estimated DM 188 million ($100 million when resolved) through 1998 were resolved in NL's favor in 1999.

         During 1999 the German government enacted certain income tax law changes that were retroactively effective as of January 1, 1999. Based on these changes, NL's ongoing current (cash) income tax rate in Germany increased in 1999.

         During 1997 NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($6 million at December 31, 1999) relating to 1994. NL appealed this assessment and, in February 2000, the Fredrikstad City Court ruled in favor of the Norwegian tax authorities on the primary issue, but asserted that such tax authorities' assessment was overstated by NOK 34 million ($4 million at December 31, 1999). The tax authorities' response to the Court's assertion is expected by the end of March 2000. NL is considering its appeals options. During 1998 NL was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million at December 31, 1999) will likely be proposed for the year 1996 on an issue similar to the aforementioned 1994 case. The outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. Although NL believes that it will ultimately prevail, NL has granted a lien for the 1994 tax assessment on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

         No assurance can be given that NL's tax matters will be favorably resolved due to the inherent uncertainties involved in court proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

         At December 31, 1999, NL had net deferred tax liabilities of $97 million. NL operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $234 million at December 31, 1999, principally related to Germany, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

         Environmental matters and litigation. In addition to the chemicals business conducted through Kronos, NL also has certain interests and associated liabilities relating to certain discontinued or divested businesses, and holdings of marketable equity securities including securities issued by Valhi and other Contran subsidiaries.

         NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has adequate accruals for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. See Item 1. "Business - Unconsolidated Affiliate - NL - Regulatory and Environmental Matters."

         Foreign operations. As discussed above, NL has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of NL's assets and liabilities related to its non-U.S. operations, and therefore NL's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 1999, NL had substantial net assets denominated in the Canadian dollar and Norwegian kroner, partially offset by a euro-denominated net liability.

         Year 2000 issue. Over the past few years, NL spent time, effort and money in order to address the Y2K Issues in an attempt to ensure that computer systems, both information technology ("IT") systems and non-IT systems involving embedded chip technology, and software applications would function properly after December 31, 1999. This process included, among other things, the identification of all systems and applications potentially affected by the Y2K Issues, the determination of which systems and applications required remediation and the completion thereof and the testing of systems and applications following remediation for Year 2000 compliance. In addition, NL requested confirmation from its major software and hardware vendors, suppliers and customers that they were developing and implementing plans to become, or that they had become, Year 2000 compliant. Contingency plans were also developed to address potential Y2K Issues related to business interruption in the event one or more of NL's internal systems or the systems of third parties upon which it relies ultimately proved not to be Year 2000 compliant. As part of these contingency plans, NL temporarily idled its manufacturing facilities shortly before the end of 1999 as an added safeguard against unexpected loss of utility service; all of such facilities resumed production shortly after midnight of year-end 1999. After all of the efforts described above, NL believed that its key systems were Year 2000 compliant prior to December 31, 1999.

         As part of its normal business operations, NL had already installed upgraded information systems at certain locations which addressed the Y2K Issues. Excluding the cost of the ongoing system upgrades, the amount spent to address the Y2K Issues was $2 million ($1.1 million in 1999).

         To date in 2000, none of NL's manufacturing facilities have suffered any downtime due to noncompliant systems, nor have any significant problems associated with the Y2K Issues been identified in any systems. NL will continue to monitor its major systems in order to ensure that such systems continue to be Year 2000 compliant. However, based primarily upon success to date, NL does not currently expect to experience any significant Y2K Issues.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tremont

         The Company is exposed to market risk from changes in interest rates and equity security prices, and through its equity investments, foreign exchange rates. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk and typically does not enter into currency forward contracts to manage its foreign exchange market risk. The Company was not a party to any type of forward or derivative option contract at December 31, 1999.

         Interest rates. The Company is exposed to market risk from changes in interest rates related to indebtedness to Contran, a related party. See Note 10 to the Consolidated Financial Statements. At December 31, 1998 and 1999, the Company's $5.9 million and $13.7 million, respectively, of such indebtedness was 100% variable rate, had weighted average interest rates of 7.25% and 8%, respectively, and, being payable on demand, is classified as a current liability in both years.

         Marketable equity security prices. The Company is exposed to market risk due to changes in prices of marketable securities which are owned. The fair value of such equity securities at December 31, 1998 and 1999 was $.5 million and $.3 million, respectively. The potential change in the aggregate fair value of these investments at December 31, 1999, assuming a 10% change in prices, would be $30,000.

TIMET

         General. TIMET is exposed to market risk from changes in foreign currency exchange rates and interest rates. TIMET typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk and typically does not enter into currency forward contracts to manage its foreign exchange market risk associated with receivables, payables and indebtedness denominated in a currency other than the functional currency of the particular entity. TIMET was not a party to any type of forward or derivative option contract at December 31, 1998 or 1999.

         Interest rates. TIMET is exposed to market risk from changes in interest rates related to indebtedness. At December 31, 1999, substantially all of TIMET's indebtedness was denominated in U.S. dollars and bore interest at variable rates, primarily related to spreads over LIBOR, as summarized below.

                                                   Contractual maturity date (1)
                                              ----------------------------------------     Interest
                                                2000           2001           2002         Rate (2)
                                              ----------    -----------    -----------    ------------
                                                           (In millions)

Variable rate debt:
   U. S. dollars                                $  2.9        $  -          $ 101.9          7.06%
   British pounds                                  -             -              5.0          6.25%
   Italian lira                                    5.1            .6             -           4.26%
   French francs                                   2.0           -               -           3.06%

(1)      Non-U. S. dollar denominated amounts are translated at year-end rates of exchange.
(2)      Weighted average.

         At  December  31,  1998,   substantially  all  of  TIMET's  outstanding
indebtedness consisted of $80 million of U.S. dollar-denominated variable rate debt.

         Foreign currency exchange rates. TIMET is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -Results of Operations - TIMET - European Operations," which information is incorporated herein by reference.

         Other. TIMET holds $80 million of preferred securities that are not publicly-traded and are accounted for by the cost method and are considered "held-to-maturity" securities. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - TIMET - Investing Activities."

NL Industries

         General. NL is exposed to market risk from changes in currency exchange rates, interest rates and equity security prices. In the past, NL has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, NL has not generally entered into forward or option contracts to manage such market risks, nor has NL entered into any such contract or other type of derivative instrument for trading purposes. NL was not a party to any forward or derivative option contracts related to currency exchange rates, interest rates or equity security prices at December 31, 1998 or 1999.

         Interest rates. NL is exposed to market risk from changes in interest rates, primarily related to indebtedness.

         At December 31, 1999, NL's aggregate indebtedness was split between 81% of fixed-rate instruments and 19% of variable-rate borrowings (1998 - 62% fixed-rate and 38% variable-rate). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates, by contractual maturity dates, for NL's aggregate indebtedness at December 31, 1998 and 1999. At December 31, 1998 and 1999, all outstanding fixed-rate indebtedness was denominated in U.S. dollars, and all outstanding variable-rate indebtedness was denominated in euros in 1999 and Deutsche marks in 1998. Information shown below for such euro-denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 1999 using that date's exchange rate of .99 euro per U.S. dollar (1998 - 1.66 DM per U.S. dollar).

                                                  Contractual Maturity Date                          Fair Value
                             --------------------------------------------------------------------
                                                                                                    December 31,
December 31, 1999:              2000       2001       2002       2003       2004        Total           1999
                             -------------------------------------------------------- ----------- ------------------
                                                        (In millions)
Fixed-rate debt (U.S.
  dollar-denominated):
     Principal amount          $ -        $ -        $ -        $244.0      $ -         $244.0            $253.2
     Weighted-average                                                         -
     interest rate               -          -          -         11.75%                 11.75%

Variable rate debt (Euro denominated):

     Principal amount          $57.1      $ -        $ -         $ -        $ -         $ 57.1            $ 57.1
     Weighted-average
     interest rate               3.6%       -          -           -          -            3.6%

                                                  Contractual Maturity Date                          Fair Value
                             --------------------------------------------------------------------
                                                                                                    December 31,
December 31, 1998:              1999       2000       2001       2002       2003        Total           1998
                             -------------------------------------------------------- ----------- ------------------
                                                        (In millions)
Fixed-rate debt (U.S.
  dollar-denominated):
     Principal amount           $-         $-         $-         $ -       $244.0       $244.0            $253.1
     Weighted-average
     interest rate               -          -          -           -         11.75%       11.75%

Variable rate debt (DM denominated):

     Principal amount         $100.9      $48.2       $-          $-        $ -         $149.1            $149.1
     Weighted-average
     interest rate              5.4%        6.1%       -           -          -            5.6%


         Currency exchange rates. NL is exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the European Union euro, Canadian dollar, Norwegian krone and the United Kingdom pound sterling. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - NL Industries" for a discussion of risks and uncertainties related to the conversion of certain of these currencies to the euro.

         As described above, at December 31, 1999, NL had $58 million of indebtedness denominated in euros (1998 - $149 million outstanding denominated in Deutsche marks.) The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates would be approximately $6 million (1998 - $15 million).

         Marketable equity security prices. NL is exposed to market risk due to changes in prices of the marketable securities which are owned. The fair value of such equity securities at December 31, 1998 and 1999 was $18 million and $15 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $1.8 million and $1.5 million, respectively.

         Other. NL believes there are certain shortcomings in the sensitivity analyses presented above, which analyses are required under the Securities and Exchange Commission's regulations. For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables which affect NL's results of operations and cash flows, such as demand for NL's products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous parallel shifts along the yield curve. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses NL would incur assuming the hypothetical changes in market prices were actually to occur.

         The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by NL of future events, gains or losses.

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

                                     PART IV

ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) and (d)    Financial Statements and Schedules
                  ----------------------------------

                  The Registrant

                  The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F) are filed as part of this Annual Report.

                  50 percent-or-less owned persons

                  Consolidated financial statements of Titanium Metals Corporation (39% owned at December 31, 1999), with independent auditors report thereon, pages F through F-31 inclusive of TIMET's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-28538) included herein as
                  Exhibit 99.1, are filed as part of this Annual Report.

                  Consolidated financial statements of NL Industries, Inc. (20% owned at December 31, 1999), with independent auditors report thereon, pages F-1 through F-42 inclusive of NL's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 1-640) included herein as Exhibit 99.2, are filed as part of this Annual Report.

 (b)              Reports on Form 8-K

                  Reports on Form 8-K filed by the Registrant for the quarter ended December 31, 1999 and the months of January and February, 2000:

                     Filing Date                       Items Reported

                  -------------------                -------------------

                  October 28, 1999          -            5 and 7
                  November 3, 1999          -            5 and 7
                  February 15, 2000         -            5 and 7
                  February 16, 2000         -            5 and 7


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

10.3 Form of Employee Benefit Plan Assumption Agreement between Baroid and Tremont, incorporated by reference to Exhibit 10.14 of Baroid's registration statement on Form 10 (File No. 1-10624), filed with the Commission on August 31, 1990.

10.4 Indemnification Agreement between Baroid, Tremont and NL Insurance, Ltd., dated September 26, 1990, incorporated by reference to Exhibit 10.35 of Baroid's registration statement on Form 10 (File No. 1-10624), filed with the Commission on August 31, 1990.

10.5 Intercorporate Services Agreement between Contran Corporation and Tremont effective as of January 1, 1999, incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.6 Intercorporate Services Agreement by and between Tremont and NL effective as of January 1, 1999, incorporated by reference to
               Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1999.

10.7 Advance Agreement, dated October 5, 1998, by and between Contrand Corporation and the Registrant, incorporated by reference to
               Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.8* 1992 Non-Employee Director Stock Option Plan of Tremont Corporation, incorporated by reference to Exhibit 10.21 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

10.9 Sponge Purchase Agreement, dated May 30, 1990, between Titanium Metals Corporation and Union Titanium Sponge Corporation and Amendments No. 1 and 2, incorporated by reference to Exhibit
               10.25 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10.10 Amendment No. 3 to the Sponge Purchase Agreement, dated December 3, 1993, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

10.11 Amendment No. 4 to the Sponge Purchase Agreement, dated May 2, 1996, between Titanium Metals Corporation and Union Titanium Sponge Corporation, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

10.12 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England, incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

10.13 Intercorporate Services Agreement between Titanium Metals Corporation and Tremont Corporation, effective as of January 1, 1999, incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.14          Intercorporate  Services  Agreement by and between Valhi,  Inc.
               and the Registrant, effective as of January 1, 1999, incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.15* 1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 of Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-18829).

10.16* Titanium Metals Corporation Amended and Restated 1996 Non-employee Director Compensation Plan, as amended and restated effective February 23, 1999, incorporated by reference to Exhibit
               10.7 of Titanium Metals Corporation's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 1999.

10.17* Senior Executive Cash Incentive Plan, incorporated by reference to Appendix B to Titanium Metals Corporation's proxy statement included as part of a statement on Schedule 14A dated April 17, 1997.

10.18* Executive Severance Policy of Titanium Metals Corporation, incorporated by reference to Exhibit 10.9 of Titanium Metals Corporation's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 1999.

10.19* Severance Agreement between Titanium Metals Corporation and Andrew R. Dixey dated February 25, 2000, incorporated by reference to Exhibit 10.19 of Titanium Metals Corporation's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 1999.

10.20* Executive Severance Agreement, dated as of September 27, 1996, between Titanium Hearth Technologies, Inc. and William C. Acton, incorporated by reference to Exhibit 10.20 of Titanium Metals Corporation's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 1999.

10.21* Executive Severance Agreement, dated as of September 27, 1996, between Titanium Hearth Technologies, Inc. and
               Charles H. Entrekin, Jr., incorporated  by reference to Exhibit
               10.22 of Titanium Metals Corporation's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 1999.

10.22* Severance Agreement, dated February 19, 1999, between Titanium Metals Corporation and William C. Acton, incorporated by reference to Exhibit 10.21 of Titanium Metals Corporation's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 1999.

10.23 Purchase Agreement dated November 20, 1996, between Titanium Metals Corporation, TIMET Capital Trust I, Salomon Brothers Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as Initial Purchasers, incorporated by reference to Exhibit 99.1 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

10.24 Registration Agreement, dated November 20, 1996, between TIMET Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to Exhibit 99.1 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

10.25 Loan and Security Agreement by and among Congress Financial Corporation (Southwest), as lender, and Titanium Metals Corporation and Titanium Hearth Technologies, Inc., as borrowers dated February 25, 2000, incorporated by reference to Exhibit
               10.12 of Titanium Metals Corporation's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 1999.

10.26 Investment Agreement dated July 9, 1998, between Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.1 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) dated July 9, 1998.

10.27* Form of Loan and Pledge Agreement by and between Titanium Metals Corporation and individual TIMET executives under Titanium Metals Corporation's Executive Stock Ownership Loan Program, incorporated by reference to Exhibit 10.3 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.28 Amendment to Investment Agreement, dated October 28, 1998, among Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit
               10.4 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.29 Registration Rights Agreement, dated October 28, 1998, between TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.5 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.30 Certificate of Designations for the Special Metals Corporation Series A Preferred Stock, filed on October 28, 1998, with the Secretary of State of Delaware, incorporated by reference to
               Exhibit 4.5 of a Current Report on Form 8-K dated October 28, 1998, filed by Special Metals Corporation (File No. 000-22029).

10.31 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof), incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.32          Contract  on  Supplies  and  Services   among  Bayer  AG,  Kronos
               Titan-GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document), incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.33 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc., incorporated by reference to Exhibit 10.17 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended
               December 31, 1995.

10.34 Amendment to Richards Bay Slag Sales Agreement dated May 1, 1999 between Richards Bay Iron and Titanium (propriety) Limited and Kronos, Inc., incorporated by reference to Exhibit 10.4 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1999.

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

10.39 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc.and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.5 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

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

10.46 Form of Director's Indemnity Agreement between NL and the independent members of the Board of Directors of NL, incorporated by reference to Exhibit 10.20 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1987.

10.47* 1989 Long Term Performance Incentive Plan of NL Industries, Inc., incorporated by reference to Exhibit B of NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on May 8, 1996.

10.48* NL Industries, Inc. Variable Compensation Plan, incorporated by reference to Exhibit A of NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on May 8, 1996.

10.49* NL Industries, Inc. Retirement Savings Plan, as amended and restated effective April 1, 1996, incorporated by reference to
               Exhibit 10.38 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1996.

10.50* NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992, incorporated by reference to Appendix A of NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on April 30, 1992.

10.51          Intercorporate  Service  Agreement  by and between  Valhi, Inc.
               and NL effective as of January 1, 1999, incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640)for the quarter ended March 1, 1999.

10.52          Intercorporate  Service  Agreement   by  and   between  Contran
               Corporation and NL effective as of January 1, 1999, incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1999.

10.53 Intercorporate Service Agreement by and between Titanium Metals Corporation and NL effective January 1, 1999, incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1999.

10.54          Intercorporate   Services   Agreement   by  and   between   CompX
               International Inc. and NL effective as of January 1, 1999, incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 1999.

10.55 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, NL Insurance, Ltd.(an indirect subsidiary of Tremont Corporation) and Baroid Corporation, incorporated by reference to Exhibit 10.20 of NL's Annual Report on Form 10-K
               (File No. 1-640) for the year ended  December 31, 1991.

10.56* Executive Severance Agreement effective as of March 9, 1995 by and between NL and Lawrence A. Wigdor, incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1996.

10.57* Executive Severance Agreement effective as of July 24, 1996 by and between NL and J. Landis Martin, incorporated by reference to
               Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1997.

10.58* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991, incorporated by reference to Exhibit 10.26 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended
               December 31, 1992.

10.59* Agreement to Defer Bonus Payment dated February 20, 1998 between NL and Lawrence A. Wigdor and related trust agreement, incorporated by reference to Exhibit 10.48* of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1997.

10.60* Agreement to Defer Bonus Payment dated February 20, 1998 between NL and J. Landis Martin and related trust agreement, incorporated by reference to Exhibit 10.49* of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1997.

10.61 NL Industries, Inc. 1988 Long-Term Incentive Plan, incorporated by reference to Appendix A to NL's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 6, 1998.

21.1           Subsidiaries of the Registrant.

23.1           Consent of PricewaterhouseCoopers LLP.

27.1           Financial Data Schedule for the year ended December 31, 1999.

99.1 Titanium Metals Corporation (File No. 0-28538) Annual Report on Form 10-K for the year ended December 31, 1999, Item 3 - "Legal Proceedings" and Item 8 - "Financial Statements and Supplementary Data" (pages F to F-31).

99.2 NL Industries, Inc. (File No. 1-640) Annual Report on Form 10-K for the year ended December 31, 1999, Item 3 - "Legal Proceedings" and Item 8 - "Financial Statements and Supplementary Data" (pages F-1 to F-42).

99.3 Complaint and Jury Demand filed by Titanium Metals Corporation against The Boeing Company in District Court, City and County of Denver, State of Colorado, on March 21, 2000, Case No. 00CV1402, including Exhibit A, Purchase and Sale Agreement (for titanium products) dated as of November 5, 1997 by and between The Boeing Company, acting through its division, Boeing Commercial Airplane Group, and Titanium Metals Corporation, incorporated by reference to Exhibit 99.2 to Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) dated March 22, 2000.

-------------------------------------------------------------------------------
* Management contract, compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TREMONT CORPORATION
                                              (Registrant)



                                              By    /s/ J. Landis Martin
                                              --------------------------------
                                              J. Landis Martin, March 24, 2000
                                              (Chairman of the Board, President
                                              and Chief Executive Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 /s/ Susan E. Alderton                        /s/ Harold C. Simmons
------------------------------------          ----------------------
Susan E. Alderton, March 24, 2000             Harold C. Simmons, March 24, 2000
(Director)                                      (Director)


 /s/ Richard J. Boushka                      /s/ Thomas P. Stafford
------------------------------------         -----------------------
Richard J. Boushka, March 24, 2000           Thomas P. Stafford, March 24, 2000
(Director)                                   (Director)


 /s/ J. Landis Martin                       /s/ Avy H. Stein
--------------------------------            ------------------------------
J. Landis Martin, March 24, 2000            Avy H. Stein, March 24, 2000
(Chairman of the Board, President          (Director)
 and Chief Executive Officer)


 /s/ Glenn R. Simmons                          /s/ Mark A. Wallace
--------------------------------            --------------------------------
Glenn R. Simmons, March 24, 2000            Mark A. Wallace, March 24, 2000
(Director)                                 (Vice President and
                                            Chief Financial Officer)
                                           (Principal Finance Officer)



                                           /s/ David P. Burlage
                                            ---------------------------------
                                            David P. Burlage, March 24, 2000
                                           (Principal Accounting Officer)

                               TREMONT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(a) and 14(d)

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES



Financial Statements                                                                                        Page

  Report of Independent Accountants                                                                          F-1

  Consolidated Balance Sheets - December 31, 1998 and 1999                                                 F-2/F-3

  Consolidated Statements of Income - Years ended December 31, 1997,
     1998 and 1999                                                                                           F-4

  Consolidated Statements of Comprehensive Income - Years ended

     December 31, 1997, 1998 and 1999                                                                        F-5

  Consolidated Statements of Cash Flows - Years ended December 31, 1997,
     1998 and 1999                                                                                         F-6/F-7

  Consolidated Statements of Stockholders' Equity - Years ended December 31,
     1997, 1998 and 1999                                                                                     F-8

  Notes to Consolidated Financial Statements                                                              F-9/F-27


Financial Statement Schedules

  Report of Independent Accountants                                                                          S-1

  Schedule II - Valuation and Qualifying Accounts                                                            S-2

  Schedules I, III and IV are omitted because they are not applicable.

                                       F

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Tremont Corporation:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Tremont Corporation as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Denver, Colorado

February 11, 2000, except for the second paragraph of Note 11, as to which the date is March 21, 2000.


                               TREMONT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1999

                       (In thousands, except per share data)
ASSETS                                                                                            1998               1999
                                                                                              --------------    ---------------

Current assets:
   Cash and cash equivalents                                                                   $     3,132       $     3,002
   Accounts and notes receivable                                                                     3,255             2,614
   Receivable from related parties                                                                   2,157             1,847
   Refundable income taxes                                                                           1,087                 5
   Prepaid expenses                                                                                  1,203             1,783
                                                                                              --------------    ---------------

          Total current assets                                                                      10,834             9,251
                                                                                              --------------    ---------------

Other assets:
   Investment in TIMET                                                                             145,180            85,772
   Investment in NL Industries                                                                      94,980           113,574
   Investment in joint ventures                                                                     13,063            13,658
   Receivable from related parties                                                                   2,212             1,161
   Other                                                                                            21,688             8,570
                                                                                              --------------    ---------------

         Total other assets                                                                        277,123           222,735
                                                                                              --------------    ---------------

Property and equipment

  Land                                                                                                 330               330
  Buildings                                                                                            913               913
  Equipment                                                                                            172               179
                                                                                              --------------    ---------------
                                                                                                     1,415             1,422
  Less accumulated depreciation                                                                        782               834
                                                                                              --------------    ---------------

     Net property and equipment                                                                        633               588
                                                                                              --------------    ---------------

                                                                                                 $ 288,590         $ 232,574
                                                                                              ==============    ===============


                               TREMONT CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1998 and 1999

                      (In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY                                                               1998                1999
                                                                                              ---------------     ---------------

Current liabilities:
   Accrued liabilities                                                                          $    3,821          $    4,623
   Loan payable to related party                                                                     5,875              13,743
   Other payables to related parties                                                                   167                 426
                                                                                              ---------------     ---------------

          Total current liabilities                                                                  9,863              18,792
                                                                                              ---------------     ---------------

Noncurrent liabilities:
   Insurance claims and claim expenses                                                              15,812              10,292
   Accrued postretirement benefit cost                                                              21,888              21,329
   Accrued environmental cost                                                                        5,910               5,736
   Deferred income taxes                                                                            30,995               8,598
                                                                                              ---------------     ---------------

          Total noncurrent liabilities                                                              74,605              45,955
                                                                                              ---------------     ---------------

Minority interest                                                                                    3,968               4,159
                                                                                              ---------------     ---------------

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000 shares authorized; none issued                                -                   -
   Common stock, $1.00 par value; 14,000 shares authorized;
     7,769 and 7,781 shares issued, respectively                                                     7,769               7,781
   Additional paid-in capital                                                                      290,118             290,218
   Accumulated deficit                                                                             (30,906)            (60,898)
   Accumulated other comprehensive income (loss)                                                    (7,469)            (14,075)
                                                                                              ---------------     ---------------
                                                                                                   259,512             223,026
   Less treasury stock, at cost (1,392 shares)                                                      59,358              59,358
                                                                                              ---------------     ---------------

          Total stockholders' equity                                                               200,154             163,668
                                                                                              ---------------     ---------------

                                                                                                  $288,590            $232,574
                                                                                              ===============     ===============

Commitments and contingencies (Notes 10 and 11).

          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1997, 1998 and 1999

                      (In thousands, except per share data)

                                                                                1997              1998              1999
                                                                           ---------------    --------------    --------------

Equity in earnings (loss) of:
   TIMET                                                                      $ 25,137           $ 14,013          $(71,992)
   NL Industries                                                                (5,085)            57,826            28,126
   Other joint ventures                                                          5,231              2,911               595
                                                                           ---------------    --------------    --------------

                                                                                25,283             74,750           (43,271)

Corporate income (expense), net                                                  1,139               (228)           (2,696)
Interest expense                                                                     -                (97)             (917)
                                                                           ---------------    --------------    --------------

     Income (loss) before income taxes
       and minority interest                                                    26,422             74,425           (46,884)

Income tax expense (benefit)                                                    11,545             (2,040)          (18,871)
Minority interest                                                                1,320                762               191
                                                                           ---------------    --------------    --------------

     Income (loss) before extraordinary item                                    13,557             75,703           (28,204)

Equity in extraordinary loss of NL-
   early extinguishment of debt                                                      -             (1,964)                -
                                                                           ---------------    --------------    --------------

     Net income (loss)                                                        $ 13,557           $ 73,739         $(28,204)
                                                                           ===============    ==============    ==============

Earnings (loss) per share:
   Before extraordinary item:
     Basic                                                                  $     1.92         $   11.55          $  (4.41)
     Diluted                                                                $     1.76         $   11.18              *
   Net income (loss):
     Basic                                                                  $     1.92         $   11.25          $  (4.41)
     Diluted                                                                $     1.76         $   10.88              *

Weighted average shares outstanding:

   Common shares                                                                 7,058              6,553             6,386
   Diluted shares                                                                7,246              6,690             6,454


*  Antidilutive in 1999

          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)

                                                                           1997              1998               1999
                                                                      ---------------    --------------    ---------------

Net income (loss)                                                         $ 13,557           $ 73,739         $ (28,204)
                                                                      ---------------     -------------    ---------------
Other comprehensive income (loss), net of taxes:

   Currency translation adjustment                                          (5,067)             1,089            (6,610)
   Unrealized gains (losses) on marketable
     securities                                                                 30               (142)             (304)
   Pension liabilities adjustment                                              899             (1,317)              308
                                                                      ---------------    --------------    ---------------
                                                                            (4,138)              (370)           (6,606)
                                                                      ---------------    --------------    ---------------
         Comprehensive income (loss)                                     $   9,419           $ 73,369         $ (34,810)
                                                                      ===============    ==============    ===============


          See accompanying notes to consolidated financial statements.
                                      F-5



                               TREMONT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)

                                                                          1997             1998              1999
                                                                      -------------    -------------     -------------
Cash flows from operating activities:

   Net income (loss)                                                     $ 13,557         $ 73,739          $(28,204)
   Losses (earnings) of affiliates:
     Before extraordinary item                                            (25,283)         (74,750)           43,271
     Extraordinary item                                                         -            1,964                 -
     Distributions from affiliates                                          1,040            2,635             2,904
   Deferred income taxes                                                   11,707           (2,049)          (17,066)
   Minority interest                                                        1,320              762               191
   Other, net                                                              (1,529)             834            (2,041)
   Change in assets and liabilities:
      Accounts and notes receivable                                           857            2,289               641
      Accounts with related parties                                          (380)             778             2,162
      Accrued liabilities                                                  (1,586)            (779)              802
      Income taxes                                                            101             (411)             (686)
      Other, net                                                              225           (2,390)             (580)
                                                                      -------------    -------------     -------------

     Net cash provided by operating activities                                 29            2,622             1,394
                                                                      -------------    -------------     -------------

Cash flows from investing activities:

   Purchases of NL and TIMET common stock                                       -          (31,368)          (15,988)
   Proceeds from disposition of oil and gas production
   Other, net                                                                 (63)             (20)               (7)
                                                                      -------------    -------------     -------------

     Net cash provided (used) by investing activities                       1,143          (31,388)          (15,995)
                                                                      -------------    -------------     -------------

Cash flows from financing activities:

   Repurchases of common stock                                            (32,126)         (23,636)               -
   Litigation settlement, net                                                   -           18,976                -
   Letters of credit cash collateralized                                        -           (6,955)           9,872
   Dividends paid                                                               -           (1,368)          (1,788)
   Borrowings from related parties                                              -            5,875            6,275
   Other, net                                                                 878            1,047              112
                                                                      -------------    -------------    --------------

     Net cash provided (used) by financing activities                     (31,248)          (6,061)          14,471
                                                                      -------------    -------------    --------------

          Net decrease                                                 $(30,076)       $(34,827)         $     (130)
                                                                      =============    =============     =============

          See accompanying notes to consolidated financial statements.
                                      F-6




                               TREMONT CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)

                                                                          1997              1998              1999
                                                                      -------------    ---------------    --------------

Cash and cash equivalents:
   Net decrease                                                          $(30,076)         $ (34,827)        $     (130)
   Balance at beginning of year                                            68,035             37,959              3,132
                                                                      -------------    ---------------    --------------

   Balance at end of year                                                $ 37,959          $   3,132          $   3,002
                                                                      =============    ===============    ==============

Supplemental disclosures - cash paid (received) for:

   Interest expense                                                   $          -      $          -         $      400
   Income taxes                                                              (263)               421             (1,119)




          See accompanying notes to consolidated financial statements.


                               TREMONT CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years ended December 31, 1997, 1998, 1999

                                 (In thousands)

                                                                                                Accumulated other
                              Common stock                 Additional                       comprehensive income
                           --------------------                                        ------------------------------- Total
                           Shares  Treasury Common  paid-in   Accumulated  Currency    Marketable Pension     Treasury stockholders'
                           issued  shares    stock  capital   deficit      translation securities liabilities stock    equity
                           ------  ------  -------- --------- -----------  ----------  ---------- --------   --------- ------------

Balance at December 31,     7,640    173   $7,640   $273,780  $(116,834)    $          $  702     $           $           $ 158,029

Comprehensive income            -      -        -          -     13,557      (5,067)       30       899          -          9,419
Repurchases of common           -    787        -          -          -           -         -       -        (32,126)     (32,126)
Common stock issued            50      -       50        828          -           -         -       -           -             878
Other                           -      -        -        128          -           -         -       -           -             128
                            ------ ------  -------  --------- -----------  ----------  ---------- --------   ---------  -----------

Balance at December 31,     7,690    960    7,690    274,736   (103,277)     (7,831)      732                 (35,722)     136,328

Comprehensive income            -      -        -          -     73,739       1,089      (142)   (1,317)       -           73,369
Litigation settlement,          -      -        -     12,334          -           -         -       -          -           12,334
Dividends ($.21 per             -      -        -          -     (1,368)          -         -       -          -           (1,368)
Repurchases of common           -    432        -          -          -           -         -       -        (23,636)     (23,636)
Common stock issued            79      -       79        968          -           -         -       -          -            1,047
Other                           -      -        -      2,080          -           -         -       -          -            2,080
                            ------ ------ --------  --------- -----------  ----------  ---------- --------   ---------  -----------

Balance at December 31,     7,769  1,392    7,769    290,118    (30,906)     (6,742)      590    (1,317)      (59,358)    200,154

Comprehensive income            -      -        -          -    (28,204)     (6,610)     (304)      308        -          (34,810)
Dividends ($.28 per             -      -        -          -     (1,788)          -         -       -          -           (1,788)
Common stock issued            12      -       12         86          -           -         -       -          -               98
Other                           -      -        -         14          -           -         -       -          -               14
                                       -        -
                            ------ ------ --------  --------- -----------  ----------  ---------- --------   ---------   ----------

Balance at December 31,     7,781  1,392  $ 7,781   $290,218  $(60,898)    $(13,352)   $  286    $(1,009)    $(59,358)    $163,668
1999
                            ====== ====== ========  ========= ===========  ==========  ========== ========  =========    ==========

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

        At December 31, 1999, Valhi, Inc. and Tremont, each affiliates of Contran Corporation, held approximately 59% and 20%, respectively, of NL's outstanding common stock, and together may be deemed to control NL. At December 31, 1999, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 55% of Tremont's outstanding common stock. At December 31, 1999, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain assets of certain employee benefit plans adopted by Valhi and related entities, owned an additional 8% of TIMET's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr.
Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET. Mr. Simmons is sole trustee of the CMRT and is a member of the trust investment committee of the CMRT. See Note 10.

Note 2 - Summary of significant accounting policies:

        Principles of consolidation. The accompanying consolidated financial statements include the accounts of Tremont and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated

        Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

        Cash and cash equivalents. Cash equivalents include highly liquid investments with original maturities of three months or less. At December 31, 1999, substantially all of the Company's cash and cash equivalents were held by one financial institution.

        Marketable and other securities and securities transactions. The Company's equity in unrealized gain and loss adjustments of investments held by less than majority-owned affiliates are accumulated in the marketable securities adjustment component of other comprehensive income (loss), net of related income taxes. Realized gains and losses on the Company's securities are based upon the specific identification of the securities sold.

        Investments in TIMET, NL and joint ventures. Investments in TIMET, NL and other more than 20%-owned but less than majority-owned entities are accounted for by the equity method. Differences between the cost of each such investment and the underlying equity in the historical carrying amounts of the entity's net assets are allocated among the respective assets and liabilities based upon estimated relative fair values. Such differences are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

        Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Depreciation is computed on the straight-line method over estimated useful lives of 10-20 years.

         Employee   benefit   plans.   Accounting   and  funding   policies  for
postretirement benefits other than pensions ("OPEB") are described in Note 8.

         Stock-based compensation. The Company, TIMET and NL have elected the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. See Note 9.

         Income taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries and affiliates not included in the consolidated tax group.

     New accounting principles not yet adopted. The Company, NL and TIMET will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," no later than the first quarter of 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company, NL and TIMET are currently studying this newly issued accounting rule, and the impact of adopting SFAS No. 133, if any, will be dependent upon the extent to which the companies are then parties to derivative contracts or engaged in hedging activities.

Note 3 - Operating segments:

         Tremont is a holding company with operations conducted through its equity affiliates, principally TIMET and NL.

         TIMET is a vertically integrated producer of titanium sponge, melted products (ingot and slab), and a variety of titanium mill products for aerospace, industrial and other applications. TIMET's production facilities are located principally in the United States, the United Kingdom and France, and its products are sold throughout the world. These worldwide integrated activities comprise TIMET's principal segment, "Titanium melted and mill products." TIMET's "Other" segment in 1997 and 1998 consisted primarily of its titanium castings operations, which were combined in a joint venture during 1998 and subsequently sold in January 2000. In 1999, TIMET's "Other" segment consists of its nonintegrated joint ventures.

         NL's operations are conducted by Kronos in one operating business segment - the production and sale of titanium dioxide pigments ("TiO2"). Titanium dioxide pigments are used in a wide range of "quality-of-life" type products. NL's production facilities are located in Europe and North America and its products are sold throughout the world. Discontinued operations consists of NL's specialty chemicals business which was sold in January 1998.

         Other joint ventures, held by 75%-owned TRECO, are principally comprised of a (i) 32% equity interest in Basic Management, Inc. ("BMI"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and a (ii)12% interest in The Landwell Company ("Landwell") (formerly Victory Valley Land Company, L.P.), which is actively engaged in efforts to develop certain real estate. BMI owns an additional 50% interest in Landwell.

         The Company's captive insurance subsidiary, referred to herein as "TRE Insurance", reinsured certain risks of the Company, NL and their respective subsidiaries and also participated in various third party reinsurance treaties. TRE Insurance currently provides certain property and liability insurance coverage to Tremont, TIMET, NL and other affiliates of Contran Corporation; however, the risks associated with these policies are completely reinsured into the commercial reinsurance market. All of the Company's unrelated reinsurance business is in run-off. Results of the Company's captive insurance operations, which are not significant, are included in corporate expenses, net. See Note 10.

Note 4 - Investment in TIMET and NL:

         See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") of this Annual Report on Form 10-K for summarized information relating to the results of operations, financial position and cash flows of TIMET and NL, which information is incorporated herein by reference.

         TIMET. In 1998, Tremont purchased additional shares of TIMET's outstanding common stock for $9.6 million and at December 31, 1998, held 10.3 million shares, or 33%, of TIMET's outstanding common stock. In February 1999, Tremont exercised an option, received in connection with TIMET's acquisition of IMI Titanium, to purchase an additional two million shares of TIMET's common stock from IMI for $16 million ($7.95 per TIMET share), increasing its ownership of TIMET to 39%.

         At December 31, 1999, after considering what the Company believes to be all relevant factors including, among other things, TIMET's operating results, financial position, estimated asset values and prospects, the Company recorded a $61 million pre-tax non-cash charge ($38 million net-of-tax) to earnings to reduce the net carrying value of its investment in TIMET for an other than temporary impairment in its market value. After such writedown, at December 31, 1999, the Company's net carrying value of its investment in TIMET was $7.00 per share compared to a per share market price of $4.50 at that date. In determining the amount of the impairment charge, the Company considered, among other things, recent ranges of TIMET's stock price and current estimate of TIMET's future operating losses which would further reduce the Company's net carrying value of its investment in TIMET as it records additional equity in losses.

        At December 31, 1999, the unamortized net difference relating to NL was approximately $60 million, of which $39 million is goodwill being amortized over 40 years, with substantially all of the remainder attributable to NL's property and equipment and being amortized over the weighted-average remaining lives of the assets, or approximately 11 years. At December 31, 1999, the unamortized net difference relating to TIMET was a credit of approximately $14 million, being amortized over 15 years. Also, at December 31, 1999, there exists an unamortized net difference of $61 million relating to the write down of the Company's investment in TIMET. The net difference, attributable to TIMET goodwill, other intangibles and property and equipment, will be amortized beginning in 2000 over the remaining lives of the TIMET assets which range from 5 to 14 years.

         In November 1996, TIMET issued $201 million of 6.625% TIMET-obligated mandatorily redeemable preferred securities (the "Convertible Preferred Securities"). The Convertible Preferred Securities pay cumulative preferred distributions of 6.625% per annum, compounded quarterly, and are convertible, at the option of the holder, into TIMET common stock at the rate of 1.339 shares of common stock per Convertible Preferred Security (an equivalent price of $37.34 per share), for an aggregate of 5.4 million common shares if fully converted. The Convertible Preferred Securities mature December 2026 and are redeemable at TIMET's option. TIMET has the right to defer dividend payments for up to 20 consecutive quarters ("Extension Period") on one or more occasions. In the event TIMET exercises this right, it would be unable during any Extension Period to, among other things, pay dividends on or reacquire its capital stock.

         NL Industries. In 1998, Tremont purchased additional shares of NL common stock for $21.8 million and at December 31, 1998 and 1999 held 10.2 million shares, or 20%, of NL's outstanding common stock. At December 31, 1999, the net carrying amount of the Company's investment in NL was approximately $11.12 per share while the market price per share of NL common stock on that date was $15.06 per share. See Item 7 - "MD&A."

Note 5 - Other noncurrent assets:

                                                           December 31,
                                                   -----------------------------
                                                       1998             1999
                                                   ------------    -------------
                                                          (In thousands)

Restricted deposits                                 $ 14,478         $4,710
Other                                                  7,210          3,860
                                                   ------------    -------------

                                                    $ 21,688         $8,570
                                                   ============    =============

         Restricted deposits for both years consist of cash collateral on letters of credit backing insurance policies at TRE Insurance. Approximately $9.9 million of such deposits were refunded in 1999. See Note 10.

Note 6 - Accrued liabilities:

                                                             December 31,
                                                      --------------------------
                                                          1998           1999
                                                      -----------    -----------
                                                         (In thousands)

Postretirement benefit cost                             $ 1,503        $ 1,535
Other employee benefits                                     324            250
Environmental cost                                          307            385
Miscellaneous taxes                                         135            136
Other                                                     1,552          2,317
                                                      -----------    -----------

                                                        $ 3,821        $ 4,623
                                                      ===========    ===========


Note 7 - Income taxes:

         Summarized below are (i) the difference between the income tax expense (benefit) attributable to the income (loss) before income taxes and minority interest ("pretax income (loss)") and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (ii) the components of the income tax expense (benefit) attributable to the pretax income (loss), and (iii) the components of the comprehensive tax expense (benefit).

                                                                               Years ended December 31,
                                                                  ----------------------------------------------------

                                                                       1997              1998               1999
                                                                  ---------------    --------------     --------------
                                                                                    (In thousands)

Expected income tax expense (benefit)                                 $  9,247           $ 26,049          $ (16,409)
Adjustment of deferred tax asset valuation   allowance
Incremental tax and rate differences on equity in
   income of companies not included in the
   consolidated tax group                                                  961               (358)            (1,714)
U.S. state income taxes, net                                                41                (74)                 6
Other, net                                                                 401               (781)               426
                                                                  ---------------    --------------     --------------

                                                                      $ 11,545           $ (2,040)         $ (18,871)
                                                                  ===============    ==============     ==============

Income tax expense (benefit):
  Current income taxes:
     U.S. federal                                                   $     (225)         $     124         $   (1,812)
     U.S. state                                                             63               (115)                 7
  Deferred income taxes                                                 11,707             (2,049)           (17,066)
                                                                  ---------------    --------------     --------------

                                                                      $ 11,545           $ (2,040)         $ (18,871)
                                                                  ===============    ==============     ==============

Comprehensive tax expense (benefit) allocable to:

  Pretax income (loss)                                                $ 11,545           $ (2,040)         $ (18,871)
  Stockholders' equity:
     Litigation settlement                                                   -              6,642                  -
     Other, principally other comprehensive income                      (2,258)              (253)            (3,557)
                                                                  ---------------    --------------     --------------

                                                                      $  9,287           $  4,349          $ (22,428)
                                                                  ===============    ==============     ==============

                                      F-14



         The components of deferred taxes are summarized below.

                                                                                December 31,
                                                        -------------------------------------------------------------
                                                        -----------------------------    ----------------------------
                                                          Assets        Liabilities        Assets       Liabilities
                                                        ------------    -------------    -----------    -------------
                                                                               (In millions)
Temporary differences relating to net assets:
   Property and equipment                                   $  .1          $   -             $  .1         $   -
   Accrued OPEB cost                                          8.2              -               8.0             -
   Accrued liabilities and other deductible                   5.8              -               4.4             -
   Other taxable differences                                  -               (5.5)            -              (7.8)
   Investments in subsidiaries and affiliates
     including foreign currency translation
     adjustments                                              -              (26.2)            -              (3.3)
   Tax loss and credit carryforwards                          1.2              -               3.6             -
   Valuation allowance                                      (14.6)             -             (13.6)            -
                                                        ------------    -------------    -----------    -------------

   Gross deferred tax assets (liabilities)                     .7            (31.7)            2.5           (11.1)

Netting                                                       (.7)              .7            (2.5)            2.5
                                                        ------------    -------------    -----------    -------------

Total deferred taxes                                          -              (31.0)            -              (8.6)
Less current deferred taxes                                   -                -               -               -
                                                        ------------    -------------    -----------    -------------

   Net noncurrent deferred taxes                          $   -            $ (31.0)         $  -             $(8.6)
                                                        ============    =============    ===========    =============

         The Company has a deferred tax valuation allowance of $13.6 million at December 31, 1999, offsetting deferred tax assets which the Company believes did not meet the "more-likely-than-not" recognition criteria at that date. The Company's valuation allowance increased by $0.9 million in 1997, decreased by $24.2 million in 1998 and decreased by $1.0 in 1999. The 1997 valuation allowance increased primarily due to the Company's equity in losses in NL, partially offset by adjustments to certain corporate items. In 1998, the valuation allowance reduction was due primarily to a net decrease in the bases differences of the Company's investment in its unconsolidated affiliate, NL, of which $7.4 million was related to a change in estimate of future equity in earnings of NL which the Company believes meets the "more-likely-than-not" recognition criteria. The valuation allowance reduction in 1999 is due primarily to the recognition of deferred tax assets which previously did not meet the "more-likely-than-not" recognition criteria.

         At December 31, 1999, the Company had, for U.S. federal income tax purposes, NOL carryforwards of approximately $8.4 million, of which $5.3 million and $3.1 million expire in 2018 and 2019, respectively. The Company has AMT credit carryforwards of approximately $.7 million, which can be used to offset regular income taxes payable in future years and have an indefinite carryforward period.

Note 8 - Postretirement benefits other than pensions ("OPEB"):

         The Company retained the obligations for certain postretirement health care and life insurance benefits provided to eligible employees who retired prior to a separation of certain businesses from the Company in 1990. The Tremont Retiree Medical Plan (the "Plan") is unfunded and contributions to the Plan during the year equal benefits paid.




                                                                                               December 31,
                                                                                      --------------------------------
                                                                                          1998              1999
                                                                                      -------------    ---------------
                                                                                              (In thousands)
Actuarial present value of accumulated OPEB obligations:

   Balance at beginning of year                                                          $  20,479        $  20,397
   Interest cost                                                                             1,310            1,164
   Service cost                                                                                  -                -
   Actuarial gain                                                                             (297)          (3,400)
   Benefits paid, net of participant contributions                                          (1,095)          (1,340)
                                                                                      -------------    ---------------
   Balance at end of year                                                                   20,397           16,821
Unrecognized prior service cost                                                              5,091            4,650
Unrecognized net actuarial gain (loss)                                                      (2,097)           1,393
                                                                                      -------------    ---------------
Total accrued OPEB cost                                                                     23,391           22,864
Less current portion                                                                         1,503            1,535
                                                                                      -------------    ---------------

   Noncurrent accrued OPEB cost                                                          $  21,888        $  21,329
                                                                                      =============    ===============


                                                                               Years ended December 31,
                                                                   --------------------------------------------------
                                                                       1997              1998              1999
                                                                   --------------    -------------     --------------
                                                                                    (In thousands)
OPEB expense:
   Interest cost                                                      $  1,441           $  1,310           $ 1,164
   Service cost                                                              -                  -                 -
   Amortization of prior service cost                                     (441)              (441)             (441)
                                                                   --------------    -------------     --------------

     Net OPEB expense                                                 $  1,000          $     869          $    723
                                                                   ==============    =============     ==============

                                                                                              December 31,
                                                                                     --------------------------------
                                                                                         1998              1999
                                                                                     -------------     --------------
Weighted average assumptions:
     Discount rate                                                                        6.50%             7.50%
     Expected return on plan assets                                                         n/a               n/a
     Rate of compensation increase                                                          n/a               n/a
     Health care cost trend rate for the following period                                 8.85%             9.00%
     Ultimate health care cost trend rate                                                 4.75%             6.00%
     Fiscal period ultimate health care cost trend rate attained                           2016              2016

    The health care cost trend rate grades gradually from the current level to the ultimate level, remaining constant thereafter.

   Effects of 1%  changes in the  health  care cost  trend rate (in  thousands):
     Effect of a 1% increase in health care cost trend rate on:

         OPEB obligation                                                                $   1,130           $   881
         Total of service and interest cost components                                         80                68
     Effect of a 1% decrease in health care cost trend rate on:

         OPEB obligation                                                                 $ (1,064)          $  (916)
         Total of service and interest cost components                                        (75)              (70)

Note 9 - Stockholders' equity:

         Common stock. In 1997, the Company's Board of Directors authorized the repurchase of up to two million shares of its common stock in open market or privately negotiated transactions. Such shares represented approximately 27% of the Company's 7.5 million shares then outstanding. At December 31, 1998, the Company had repurchased 1,219,300 shares for $55.7 million pursuant to this program, including 432,200 shares repurchased during 1998 for $23.6 million. The repurchased shares will be added to the Company's treasury and could be used for future acquisitions or other corporate purposes. There were no treasury stock purchases under this program in 1999.

         In the second quarter 1998, the Company instituted a regular quarterly dividend of $.07 per common share. Cash dividends paid in 1998 and 1999 aggregated $1.4 million and $1.8 million, respectively.

         Litigation settlement. In June 1998, Tremont and Valhi completed the settlement of the shareholder derivative suit, Kahn v. Tremont Corp., et. al. Under the final, court approved settlement, Valhi transferred to Tremont $24.3 million in cash. Tremont reimbursed plaintiffs for attorneys' fees and related costs totaling $5.3 million. The net proceeds of approximately $19 million ($12.3 million net of allocable income taxes) are reported as a direct increase in stockholders' equity and consequently are not a component of net income.

         Stock options. Tremont has a long-term performance incentive plan that provides for discretionary grants of restricted stock, stock options and stock appreciation rights. Options generally vest ratably over a five year period and expire ten years from the date of grant.

         Tremont's 1992 Non-Employee Director Stock Option Plan provides that options to purchase 1,000 shares of Tremont common stock are automatically granted once a year to each non-employee director. Options are granted at a price equal to the fair market value of such stock on the date of grant, generally vest in one year and expire five years from date of grant.

         Changes in options outstanding under the Company's long-term performance incentive and non-employee Director plans are summarized in the table below. Fair values were estimated using the Black-Scholes model and the assumptions listed below. At December 31, 1999, options to purchase approximately 145,000 shares were exercisable at a weighted average exercise price per share of $12.30 and options to purchase an additional 3,000 shares become exercisable in 2000. Outstanding options at December 31, 1999 had a weighted average remaining life of 3.4 years (1998 - 4.4 years). At December 31, 1999, 484,681 shares were available for future grant under the Company's long-term performance incentive plan and 26,000 shares were available for future grant under the Company's Non-Employee Director plan.

                                                                                              Weighted         Fair
                                                                                               average       value at
                                                      Exercise           Amount payable       exercise         grant
                                      Shares       price per share       upon exercise          price          date
                                      ------       ---------------       -------------          -----          ----
                                                      (In thousands, except per share amounts)
Outstanding at December 31, 1996         336          $8.00-$22.75              $ 3,539          $ 10.54

Granted                                    3                 30.88                   93            30.88        $13.30
Exercised                                (50)           8.00-18.75                 (544)           10.90
Canceled                                 (52)           8.13-18.75                 (531)           10.20
                                      --------     ----------------     -----------------    ------------

Outstanding at December 31, 1997         237            8.00-30.88                2,557            10.80

Granted                                    3                 56.50                  170            56.50       $ 24.01
Exercised                                (79)           8.13-18.75                 (813)           10.29
Canceled                                  (3)                 8.13                  (19)            8.13
                                      --------     ----------------     -----------------    ------------

Outstanding at December 31, 1998         158            8.00-56.50                1,895            11.96

Granted                                    3                                                       31.00       $ 10.78
Exercised                                (12)
Canceled                                  (1)                 8.13                   (7)            8.13
                                      --------     ----------------     -----------------    ------------

Outstanding at December 31, 1999         148          $8.00-$56.50                $1,883          $12.68
                                      ========     ================     =================    ============

Assumptions at date of grant:                                            1997             1998              1999
                                                                     -------------    -------------    ----------------
   Expected life (years)                                                 4.7              4.7                4.7
   Risk free interest rate                                              6.02%            5.60%              4.81%
   Volatility                                                            40%              40%                40%
   Dividend yield                                                         0%               0%                0%

         Had  the   Company   elected  to  account  for   stock-based   employee
compensation for all awards granted in accordance with the fair value based accounting method of SFAS No. 123, the impact on the Company's net income and diluted earnings per share would have been a reduction of $.1 million and $.01 per share, respectively, in each of 1997 and 1998. The proforma impact on net income and diluted earnings per share in 1999 would have been nominal.

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

         During 1998, the Company entered into an advance agreement with Contran under which both parties may advance funds to each other, at the prime rate less 0.5%. At December 31, 1999, the interest rate on outstanding advances was 8%. Obligations under this agreement are payable upon demand. At December 31, 1999, Tremont owed Contran $13.7 million pursuant to this agreement, which amounts were borrowed primarily to purchase shares of NL and TIMET common stock during 1998 and 1999. See Note 4.

         During 1998, the Company purchased, from certain officers of NL at market rates on the day of purchase, 169,461 shares of NL common stock for $3.5 million.

         The Company is a party to intercorporate services agreements with Contran and Valhi pursuant to which Contran and Valhi provide certain services to Tremont on a fee basis. Fees for services provided under such agreements were $.5 million in 1997 and $1.1 million in each of 1998 and 1999.

         The Company is a party to an intercorporate services agreement with NL pursuant to which NL provides certain management and financial services to Tremont on a fee basis. Fees for services provided by NL were $.1 million in each of the last three years.

         The Company has an intercorporate services agreement with TIMET whereby TIMET provides certain management, financial and other services to the Company on a fee basis. Fees for services provided by TIMET were approximately $.4 million in 1997, $.3 million in 1998 and $.2 million in 1999.

         NL and TRE Insurance are parties to an insurance sharing agreement with respect to certain loss payments and reserves established by TRE Insurance that
(i) arise out of claims against other  entities for which NL is responsible  and
(ii)  are  subject  to  payment  by  TRE  Insurance  under  certain  reinsurance contracts. Also, TRE Insurance will credit NL with respect to certain underwriting profits or credit recoveries that TRE Insurance receives from independent reinsurers that relate to retained liabilities. A business separated from the Company in 1990 entered into an insurance sharing agreement with TRE Insurance containing, with respect to liabilities for which it may be responsible, substantially the same terms and conditions as the insurance sharing agreement between NL and TRE Insurance. During 1998, Tremont collateralized with cash letters of credit backing insurance policies at TRE Insurance formerly outstanding under a related party credit agreement. In 1999, NL cash collateralized certain letters of credit, and $9.9 million in cash that had been used for collateral was released to Tremont.

         TRE Insurance, Valmont (a Valhi subsidiary), and EWI RE, Inc. arrange for or broker certain of Tremont's, TIMET's and NL's insurance policies. Parties related to Contran own 90% of the outstanding common stock of EWI, and a son-in-law of Harold C. Simmons manages the operations of EWI. Consistent with insurance industry practices, TRE Insurance, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they arrange or broker. During 1999, Tremont paid less than $0.1 million and TIMET and NL paid approximately $2.0 million and $3.3 million, respectively, for policies arranged or brokered by EWI and, in certain cases, also by either TRE Insurance or Valmont. These amounts principally included payments for reinsurance and insurance premiums paid to unrelated third parties, but also included commissions paid to TRE Insurance, Valmont and EWI. Tremont expects, and understands that TIMET and NL expect, that these relationships with TRE Insurance, Valmont, and EWI will continue in 2000.

         Current receivables from related parties at December 31, 1998 and 1999 principally include amounts due under insurance loss sharing agreements referred to above. Noncurrent receivables from related parties include amounts due from TIMET for exercises of Tremont stock options and amounts due under insurance loss sharing agreements. Current payables to related parties principally represent amounts due under the Contran advance agreement.

Note 11 - Commitments and contingencies:

TIMET long-term agreements

         TIMET has long-term agreements with certain major aerospace customers, including Boeing, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company, pursuant to which TIMET expects to be a major supplier of titanium products to these customers. The Boeing agreement was effective in 1998, but was not expected to reach volume levels until 1999. The other agreements mentioned were effective in 1999. These agreements provide for
(i) minimum market shares of the customers' titanium requirements (generally at least 70%) for extended periods (nine to ten years) and (ii) fixed or formula-determined prices generally for at least the first five years.

         The Boeing contract requires Boeing to purchase a minimum percentage of their titanium requirements from TIMET. Although Boeing placed orders and accepted delivery of certain volumes in 1999, TIMET believes the level of orders was significantly below the contractual volume requirements. Although Boeing has informed TIMET that it will either order the required contractual volume under the contract in 2000 or pay the liquidated damages provided for in the agreement, TIMET has received virtually no Boeing-related orders under the contract for the year 2000. On March 21, 2000, TIMET filed a lawsuit against Boeing in a Colorado state court seeking damages for Boeing's repudiation and breach of the Boeing contract. TIMET's complaint seeks damages from Boeing that TIMET believes are in excess of $600 million and a declaration from the court of TIMET's rights under the contract.

         TIMET also has long-term arrangements with certain suppliers for the purchase of certain raw materials, including titanium sponge and various alloying elements, at fixed and/or formula determined prices. TIMET believes these arrangements will help stabilize the cost and supply of raw materials. The sponge contract provides for annual purchases by TIMET of 6,000 to 10,000 metric tons. The parties agreed to reduced minimums for 1999 and 2000.

Legal proceedings and contingencies

    Tremont and consolidated subsidiaries

     In May 1998, settlement in the stockholder derivative case Kahn v. Tremont Corp., et al., No. 12339 was approved by the Court. Pursuant to the settlement, in June 1998, Valhi transferred $24.3 million to the Company and the Company reimbursed plaintiffs' attorneys $5.3 million for fees and related costs. See
Note 9.

         The Company may, from time-to-time, be involved in various other environmental, contractual, and other claims and disputes incidental to its business. The Company currently believes the disposition of all claims and disputes individually or in the aggregate, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

    NL Industries

         Lead pigment litigation. Since 1987 NL, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large United States cities or their public housing authorities and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, strict liability, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

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

        Arkansas Matters. In 1993, the Company
entered into a settlement agreement with the Arkansas Division of Pollution Control and Ecology in connection with certain alleged water discharge permit violations at one of several abandoned barite mining sites in Arkansas. The settlement agreement, in addition to requiring the payment in 1993 of a $20,000 penalty, required the Company to undertake a remediation/reclamation program, which has been completed at a total cost of approximately $2 million. Another of the sites is currently being evaluated by the Arkansas Department of Environmental Quality ("ADEQ"). The Company, along with two other identified potentially responsible parties, has entered into discussions with ADEQ that are expected to result in one or more voluntary settlement agreements pertaining to investigatory and remedial actions to be undertaken at this site. The Company believes that to the extent it has any additional liability for remediation at this site, it is only one of a number of apparently solvent potentially responsible parties that would ultimately share in any such costs. As of December 31, 1999, the Company had accrued approximately $6 million related to these matters.

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

        TIMET

         BMI Complex. In the early 1990s, TIMET and certain other companies (the "Steering Committee Companies") that currently have or formerly had operations within a Henderson, Nevada industrial complex (the "BMI Complex") began environmental assessments of the BMI Complex and each of the individual company sites located within the BMI Complex pursuant to a series of consent agreements entered into with the Nevada Division of Environmental Protection ("NDEP"). Most of this assessment work has now been completed, although some of the assessment work with respect to TIMET's property is continuing. In 1999, TIMET entered into a series of agreements with Basic Management, Inc. (together with its subsidiaries, "BMI") and, in certain cases, other Steering Committee Companies, pursuant to which, among other things, BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including, subject to final NDEP approval, the responsibility to complete all outstanding requirements under the consent agreements with NDEP insofar as they relate to the investigation and remediation of soils conditions on such properties. BMI also agreed to indemnify TIMET and the other Steering Committee Companies against certain future liabilities associated with any soils contamination on such properties. TIMET contributed $2.8 million to the cost of this remediation (which payment was charged against accrued liabilities). TIMET also agreed to convey to BMI, at no additional cost, certain lands owned by TIMET adjacent to its plant site (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow TIMET to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET will contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million; TIMET does not currently expect to incur any cost in connection with this project). TIMET, BMI and the other Steering Committee Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including any possible groundwater issues. In addition, TIMET is continuing assessment work with respect to its own active plant site.

         Henderson facility. In April 1998, the U. S. Environmental Protection Agency ("EPA") filed a civil action against TIMET (United States of America v. Titanium Metals Corporation; Civil Action No. CV-S-98-682-HDM (RLH), U. S.
District Court, District of Nevada) in connection with an earlier notice of violation alleging that TIMET violated several provisions of the Clean Air Act in connection with the start-up and operation of certain environmental equipment at TIMET's Henderson, Nevada facility during the early to mid-1990s. A settlement agreement in this case was approved by the court in February 2000, pursuant to which TIMET will make cash payments totaling approximately $.4 million from 2000 through 2002 and undertake certain additional monitoring and emissions controls at a primarily capital cost of approximately $1.5 million.

         At December 31, 1999, TIMET had accrued an aggregate of approximately $1.2 million primarily for the environmental matters discussed above under BMI Companies and Henderson facility. TIMET records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by TIMET at its operating facilities, or a determination that TIMET is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Other. TIMET is involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business.

         TIMET currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on TIMET's financial condition, results of operations or liquidity.

         In addition to litigation referred to above, certain information relating to regulatory and environmental matters pertaining to TIMET is included in Item 1 - "Business - Unconsolidated Affiliate - TIMET" of this Annual Report on Form 10-K.

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

         At December 31, 1999, NL had accrued $112 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites which it is possible to estimate costs is approximately $150 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries.

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

Concentration of credit and other risks

         Substantially all of TIMET's sales and operating income are derived from operations based in the U.S., the U.K. and France. The majority of TIMET's sales are to customers in the aerospace industry (including airframe and engine construction). As described above, TIMET has long-term agreements with certain major aerospace customers, including Boeing, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company. These agreements and others accounted for approximately 44% of aerospace revenues in 1999. Such concentration of customers may impact TIMET's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions. While no customer accounts for more than 10% of TIMET's direct sales, TIMET's ten largest customers accounted for about one-third of its net sales in 1997, about 40% of net sales in 1998 and about 30% of net sales in 1999.

         Sales of TiO2 accounted for more than 90% of NL's net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, none of which represents a significant portion of net sales. Approximately one-half of NL's TiO2 sales by volume were to Europe in each of the past three years and approximately 36% in 1997 and 37% in each of 1998 and 1999 of sales were attributable to North America.

         NL's consolidated cash, cash equivalents and restricted cash equivalents includes $136 million and $78 million invested in U.S. Treasury securities purchased under short-term agreements to resell at December 31, 1998 and 1999, respectively, of which $126 million and $58 million, respectively, of such securities are held in trust for NL by a single U.S. bank.

Note 12 - Earnings per share:

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of conversion of TIMET's Convertible Preferred Securities would be a net reduction of the Company's equity in earnings of TIMET. The reduction results from dilution of the Company's ownership percentage offset in part by increased TIMET net income resulting from elimination of dividends on the Convertible Preferred Securities. In 1999, the Convertible Preferred Securities were omitted from the numerator because they were antidilutive. Stock options omitted from the denominator because they were antidilutive were not material.

                                                                                Years ended December 31,
                                                               ------------------------------------------------------
                                                                    1997               1998               1999
                                                                    ----               ----               ----
                                                                                  (In thousands)
Numerator:
   Net income (loss)                                               $ 13,557           $ 73,739          $ (28,204)
   Effect of dilutive securities of equity investees                   (875)              (955)               (17)
                                                               ---------------    ---------------    ----------------
   Diluted net income (loss)                                       $ 12,682           $ 72,784          $ (28,221)
                                                               ===============    ===============    ================

Denominator:
   Average common shares outstanding                                  7,058              6,553              6,386
   Average dilutive stock options                                       188                137                 68
                                                               ---------------    ---------------    ----------------
   Diluted shares                                                     7,246              6,690              6,454
                                                               ===============    ===============    ================

Note 13 - Quarterly results of operations (unaudited):

                                                                                  Quarters ended

                                                          ---------------------------------------------------------------
                                                            March 31          June 30         Sept. 30         Dec. 31
                                                          --------------    ------------    -------------    ------------
                                                                       (In millions, except per share data)

Year ended December 31, 1999: Equity in earnings (loss) of:

     TIMET                                                   $ (1.2)        $    (.7)         $ (2.7)          $ (67.4)
     NL                                                         1.8             21.4             2.5               2.4

   Net income (loss)                                             .3             12.5            (0.5)            (40.5)

   Net income (loss) per share:

     Basic                                                   $  .05           $ 1.95         $  (.08)          $ (6.34)
     Diluted                                                    .05             1.93            (.08)             *

Year ended December 31, 1998: Equity in earnings (loss) of:

     TIMET                                                  $   5.6          $   4.2         $   5.0          $   (0.8)
     NL                                                        46.8              3.4             4.8               2.8

   Income before extraordinary item                            51.1              5.9             7.9              10.8

   Net income                                                  50.7              5.9             7.5               9.7

   Earnings per share:
     Before extraordinary item:
       Basic                                                 $ 7.57          $   .88          $ 1.23           $  1.69
       Diluted                                                 7.28              .86            1.19              1.66
     Net income:
       Basic                                                $  7.51          $   .88         $  1.17          $   1.52
       Diluted                                                 7.22              .86            1.12              1.49

* Antidilutive

                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Tremont Corporation:

     Our audits of the consolidated financial statements referred to in our report dated February 11, 2000, except for the second paragraph of Note 11, as to which the date is March 21, 2000, appearing in the 1999 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index on Page F of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Denver, Colorado
February 11, 2000


                               TREMONT CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                            Additions
                                                             charged

                                         Balance at       (credited) to                                            Balance
             Description                 beginning          costs and                                              at end
             -----------
                                          of year            expenses         Deductions         Other             of year
                                        -------------     ---------------    --------------    ------------     --------------
Year ended December 31, 1999:
   Allowance for doubtful accounts       $   2,663        $            -     $       -          $    -             $   2,663
                                        =============     ===============    ==============    ===========      =============
   Valuation allowance for deferred
     income taxes                        $  14,568         $    (1,180)      $       -          $    229 (a)          $ 13,617
                                        =============     ===============    ==============    ===========      =============

Year ended December 31, 1998:
   Allowance for doubtful accounts       $   2,663        $        -         $        -         $     -            $   2,663
                                        =============     ===============    ==============    ===========      =============
   Valuation allowance for deferred
     income taxes                        $  38,794        $    (26,876)      $        -         $   2,650 (b)    $ 14,568
                                        =============     ===============    ==============    ===========      =============

Year ended December 31, 1997:
   Allowance for doubtful accounts       $   2,663        $        -         $        -         $      -           $   2,663
                                        =============     ===============    ==============    ===========      =============
   Valuation allowance for deferred
     income taxes                        $  37,899        $        895        $       -         $      -                 $ 38,794
                                        =============     ===============    ==============    ===========      =============

(a)  Represents increase in valuation allowance principally attributable to the redetermination of net operating loss carryforwards generated in 1998.

(b) Represents increase in valuation allowance principally attributable to the redetermination of the deferred tax asset related to the Company's investment in NL.