Form 10-Q
period 2000-03-31
TREMONT CORPORATION
filed 2000-05-15
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 - For the QUARTER ENDED MARCH 31, 2000
                                             --------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10126

                              Tremont Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    76-0262791
-------------------------------                  -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


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


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON APRIL 30, 2000: 6,418,020

                           FORWARD-LOOKING INFORMATION

The statements contained in this Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in
Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "anticipates," "expected" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above, and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of TIMET's and NL's businesses, TIMET's dependence on the aerospace industry, the sensitivity of TIMET's and NL's businesses to global industry capacity, global economic conditions, changes in product pricing, the performance of The Boeing Company and other aerospace manufacturers under their long-term purchase agreements with TIMET, the impact of long-term contracts with vendors on TIMET's ability to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, the outcome of litigation, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.


                                                TREMONT CORPORATION

                                                       INDEX

                                                                                                            Page
                                                                                                           Number

PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets - December 31, 1999 and

                      March 31, 2000                                                                         2-3

                    Consolidated Statements of Income - Three months ended

                      March 31, 1999 and 2000                                                                 4

                    Consolidated Statements of Comprehensive Income (Loss) - Three

                      months ended March 31, 1999 and 2000                                                    5

                    Consolidated Statements of Cash Flows - Three months ended

                      March 31, 1999 and 2000                                                                 6

                    Consolidated Statement of Stockholders' Equity - Three months

                      ended March 31, 2000                                                                    7

                    Notes to Consolidated Financial Statements                                              8-11

         Item 2.    Management's Discussion and Analysis of Financial Condition

                      and Results of Operations                                                             12-26

PART II.     OTHER INFORMATION

         Item 1. Legal Proceedings                                                                           27

         Item 4. Submission of Matters to a Vote of Security Holders                                         28

         Item 6. Exhibits and Reports on Form 8-K                                                            28



                                                TREMONT CORPORATION

                                            CONSOLIDATED BALANCE SHEETS

                                                  (In thousands)


ASSETS
                                                                     December 31,              March 31,
                                                                         1999                     2000
                                                                  --------------------    ---------------------

Current assets:
  Cash and cash equivalents                                              $   3,002                $   4,367
  Accounts and notes receivable                                              2,614                    2,626
  Receivable from related parties                                            1,847                    1,918
  Prepaid expenses and other                                                 1,788                      927
                                                                  --------------------    ---------------------

     Total current assets                                                    9,251                    9,838
                                                                  --------------------    ---------------------


Other assets:
  Investment in timet                                                       85,772                   80,627
  Investment in nl industries                                              113,574                  110,052
  Investment in joint ventures                                              13,658                   13,853
  Receivable from related parties                                            1,161                    1,086
  Other                                                                      8,570                    9,033
                                                                  --------------------    ---------------------

     TOTAL OTHER ASSETS                                                    222,735                  214,651
                                                                  --------------------    ---------------------

NET PROPERTY AND EQUIPMENT                                                     588                      576
                                                                  --------------------    ---------------------

                                                                         $ 232,574               $  225,065
                                                                  ====================    =====================









          See accompanying notes to consolidated financial statements.

                                                TREMONT CORPORATION

                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                  (In thousands)

LIABILITIES, MINORITY INTEREST AND
STOCKHOLDERS' EQUITY
                                                                     December 31,                 March 31,
                                                                         1999                       2000
                                                                 ----------------------     ----------------------

Current liabilities:
  Loan payable to related party                                         $  13,743                   $  14,438
  Accrued liabilities                                                       4,623                       3,546
  Other payables to related parties                                           426                         894
                                                                 ----------------------     ----------------------

     Total current liabilities                                             18,792                      18,878
                                                                 ----------------------     ----------------------

Noncurrent liabilities:
  Insurance claims and claim expenses                                      10,292                      10,829
  Accrued postretirement benefit cost                                      21,329                      21,232
  Accrued environmental cost                                                5,736                       5,767
  Deferred income taxes                                                     8,598                       7,799
                                                                 ----------------------     ----------------------

     Total noncurrent liabilities                                          45,955                      45,627
                                                                 ----------------------     ----------------------

Minority interest                                                           4,159                       4,237
                                                                 ----------------------     ----------------------

Stockholders' equity:
  Preferred stock                                                               -                           -
  Common stock                                                              7,781                       7,783
  Additional paid-in capital                                              290,218                     290,240
  Accumulated deficit                                                     (60,898)                    (63,232)
  Accumulated other comprehensive loss                                    (14,075)                    (17,105)
                                                                 ----------------------     ----------------------
                                                                          223,026                     217,686
  Less treasury stock, at cost                                             59,358                      61,363
                                                                 ----------------------     ----------------------

     Total stockholders' equity                                           163,668                     156,323
                                                                 ----------------------     ----------------------

                                                                        $ 232,574                   $ 225,065
                                                                 ======================     ======================


Commitments and contingencies (Note 1).





        See accompanying notes to consolidated financial statements.


                                                TREMONT CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME

                                    Three months ended March 31, 1999 and 2000

                                       (In thousands, except per share data)

                                                                                        1999             2000
                                                                                    -------------    -------------
Equity in earnings (loss) of:
  TIMET                                                                                $ (1,194)        $ (3,992)
  NL Industries                                                                           1,804            3,901
  Other joint ventures                                                                      679              276
                                                                                    -------------    -------------
                                                                                          1,289              185

Corporate expenses, net                                                                    (689)            (533)
Interest expense                                                                           (165)            (285)
                                                                                    -------------    -------------

     Income (loss) before income taxes and minority interest                                435             (633)

Income tax expense (benefit)                                                                (68)             834
Minority interest                                                                           181               78
                                                                                    -------------    -------------

     Income (loss) before extraordinary item                                                322           (1,545)

Equity in extraordinary loss of TIMET-
  early extinguishment of debt                                                                -             (342)
                                                                                    -------------    -------------

     Net income (loss)                                                                 $    322         $ (1,887)
                                                                                    =============    =============

Earnings (loss) per share:
   Before extraordinary item:
      Basic                                                                            $   .05          $  (.24)
      Diluted                                                                              .05             *
   Net income (loss):
      Basic                                                                            $   .05          $  (.30)
      Diluted                                                                              .05             *

   Weighted average shares outstanding:
      Common shares                                                                       6,381            6,371
      Diluted shares                                                                      6,471            6,418

* Antidilutive in 2000



          See accompanying notes to consolidated financial statements.

                                                TREMONT CORPORATION

                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                    Three months ended March 31, 1999 and 2000

                                                   (In thousands)

                                                                                         1999              2000
                                                                                      ------------     -------------

Net income (loss)                                                                       $     322        $  (1,887)

Other comprehensive income (loss), net of applicable taxes:

   Currency translation adjustments                                                        (3,995)          (3,162)
   Unrealized gains (losses) on marketable
     securities                                                                              (200)             132
                                                                                      ------------     -------------

          Comprehensive loss                                                              $(3,873)       $  (4,917)
                                                                                      ============     =============












          See accompanying notes to consolidated financial statements.

                                                TREMONT CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Three months ended March 31, 1999 and 2000

                                                  (In thousands)

                                                                                       1999              2000
                                                                                   --------------    --------------

Cash flows from operating activities:
    Net income (loss)                                                                 $    322         $  (1,887)
    (Earnings) loss of affiliates:
        Before extraordinary item                                                       (1,289)             (185)
        Extraordinary item                                                                   -               342
        Distributions                                                                    1,175             1,613
    Deferred income taxes                                                                 (118)              921
    Minority interest                                                                      181                78
    Other, net                                                                             (66)               13
    Change in assets and liabilities:
        Accounts with related parties                                                      436               463
        Other, net                                                                        (467)             (265)
                                                                                   --------------    --------------

     Net cash provided by operating activities                                             174             1,093
                                                                                   --------------    --------------

Cash flows from investing activities:
     Purchase of timet common stock                                                    (15,988)                -
                                                                                   --------------    --------------

     Net cash used by investing activities                                             (15,988)                -
                                                                                   --------------    --------------

Cash flows from financing activities:
    Borrowings from related parties                                                      6,275               695
    Refund of letters of credit cash collateral                                          9,872                 -
    Dividends paid                                                                        (447)             (447)
    Other, net                                                                              78                24
                                                                                   --------------    --------------

    Net cash provided by financing activities                                           15,778               272
                                                                                   --------------    --------------

Net increase (decrease) in cash and cash equivalents                                       (36)            1,365
Balance at beginning of period                                                           3,132             3,002
                                                                                   --------------    --------------

Balance at end of period                                                             $   3,096         $   4,367
                                                                                   ==============    ==============

Supplemental disclosures - cash paid for income taxes                              $          -      $          -



          See accompanying notes to consolidated financial statements.

                                                TREMONT CORPORATION

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         Three months ended March 31, 2000

                                                  (In thousands)

                                                                                     Accumulated other
                                       Common stock                              comprehensive income (loss)
                                  --------------------                       -----------------------------------
                                                        Additional                                                      Total
                                Shares Treasury Common  paid-in   Accumulated Currency  Marketable  Pension   Treasury stockholders'
                                issued  shares  stock   capital    deficit  translation securities liabilities stock    equity
                                ------ -------- ------- -------- ---------- ----------  ---------- ---------- --------- ------------

Balance at December 31, 1999    7,781  1,392    $ 7,781 $290,218 $ (60,898) $ (13,352)  $  286   $ (1,009)   $(59,358)  $ 163,668

Net loss                            -      -          -        -    (1,887)         -        -          -           -      (1,887)
Other comprehensive income (loss)   -      -          -        -         -     (3,162)     132          -           -      (3,030)
Dividends ($.07 per share)          -      -          -        -      (447)         -        -          -           -        (447)
Common stock issued                 2      -          2       22         -          -        -          -           -          24
Treasury stock                      -    108          -        -         -          -        -          -      (2,005)     (2,005)
                               ------ -------- -------- -------- ---------- ---------- -------- ---------- ---------- -----------

Balance at March 31, 2000       7,783  1,500    $ 7,783 $290,240 $ (63,232) $ (16,514)  $  418    $ (1,009)  $(61,363)  $ 156,323
                               ====== ======== ======== ======== ========== ========== ======== ========== ========== ===========

















          See accompanying notes to consolidated financial statements.
                                     - 7 -

                               TREMONT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

         Tremont Corporation is principally a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. ("NL") and other joint ventures of 75%-owned TRECO L.L.C. At March 31, 2000, Valhi, Inc. and Tremont, each affiliates of Contran Corporation, held approximately 60% and 20%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At March 31, 2000, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 73% of Tremont's outstanding common stock. At March 31, 2000, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain assets of certain employee benefit plans adopted by Valhi and related entities, owned an additional 8% of TIMET's outstanding common stock. Substantially all of Contran's outstanding common voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET. Mr. Simmons is sole trustee of the CMRT and is a member of the trust investment committee of the CMRT.

         The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2000 and the consolidated statements of income, cash flows, comprehensive income (loss) and stockholders' equity for the interim periods ended March 31, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report").

         For information concerning certain legal proceedings, income tax and other contingencies related to the Company, TIMET and NL, see (i) Part I, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), (ii) Part II, Item 1 -- "Legal Proceedings," and (iii) the 1999 Annual Report, including certain information concerning TIMET's and NL's legal proceedings incorporated therein by reference.

         The Company, NL and TIMET will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, no later than the first quarter of 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company, NL and TIMET are currently studying this new accounting rule and the impact of adopting SFAS No. 133, if any, will be dependent upon the extent to which the companies are then parties to derivative contracts or engaged in hedging activities. As permitted by the transition requirements of SFAS No. 133, as amended, the companies will exempt all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999.

Note 2 - Stockholders' equity:

         In March 2000, NL purchased an additional 500,000 shares of Tremont common stock in market transactions for $9.5 million, and at March 31, 2000, NL held approximately 9% of the Company's outstanding common stock. For financial reporting purposes, the Company has classified its proportional interest of Tremont common stock held by NL as treasury stock. Under Delaware corporate law, the Tremont shares held by NL are not considered treasury stock for voting or quorum purposes. Accordingly, shares outstanding for financial reporting purposes differ from those outstanding for such other purposes.

Note 3 - Unconsolidated affiliates and joint ventures:

         Summarized information relating to the results of operations, financial position and cash flows of TIMET and NL is included in MD&A, which information is incorporated herein by reference.

         TIMET. At March 31, 2000, Tremont held 12.3 million shares, or 39%, of TIMET's outstanding common stock. At March 31, 2000, the net carrying amount of the Company's interest in TIMET was approximately $6.57 per share, while the market price of TIMET common stock at that date was $4.38 per share.

         NL INDUSTRIES. At March 31, 2000, Tremont held 10.2 million shares of NL's outstanding common stock. At March 31, 2000, the net carrying amount of the Company's interest in NL was approximately $10.77 per share while the market price of NL common stock at that date was $13.00 per share.

         JOINT VENTURES. Investment in joint ventures represents holdings of 75%-owned TRECO, which is principally comprised of (i) a 12% direct interest in The Landwell Company ("Landwell"), which is actively engaged in efforts to develop certain real estate, and (ii) a 32% equity interest in Basic Management, Inc. ("BMI"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located. BMI, through a wholly-owned subsidiary, owns an additional 50% interest in Landwell.

Note 4 - Income taxes:

         The difference between the Company's income tax expense (benefit) attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                                                      Three months ended
                                                                                           March 31,
                                                                          -------------------------------------------
                                                                                 1999                   2000
                                                                          -------------------    --------------------
                                                                                        (In thousands)

Expected income tax expense (benefit), at 35%                                   $ 153                  $ (249)
Adjustment of deferred tax valuation allowance                                       -                  1,527
Incremental tax and rate differences on equity
    in income of companies not included in
    the consolidated tax group                                                    (278)                  (441)
State income taxes and other, net                                                   57                     (3)
                                                                          -------------------    --------------------

  Provision for income taxes (benefit)                                          $  (68)                $  834
                                                                          ===================    ====================

         The deferred tax valuation allowance adjustment in 2000 relates primarily to the Company not recognizing a deferred income tax asset with respect to its equity in losses of TIMET, which the Company believes such asset would not meet the "more-likely-than-not" recognition criteria.

Note 5 - Accrued liabilities:

                                                                           December 31,                March 31,
                                                                               1999                       2000
                                                                        --------------------    -------------------------
                                                                                       (In thousands)
Postretirement benefits                                                        $ 1,535                      $ 1,535
Other employee benefits                                                            250                          250
Environmental cost                                                                 385                          329
Miscellaneous taxes                                                                136                          141
Other                                                                            2,317                        1,291
                                                                        --------------------    -------------------------

                                                                               $ 4,623                      $ 3,546
                                                                        ====================    =========================

Note 6 - Related party transactions:

         Receivables from related parties principally include amounts due from NL and a former affiliate under insurance loss sharing arrangements and amounts due from TIMET for exercises of Tremont stock options. Current payables to related parties include amounts due to Valhi, NL and TIMET under intercorporate services arrangements and interest payable to Contran.

         During 1998, the Company entered into an advance agreement with Contran under which both parties may advance funds to each other, at the prime rate less 0.5%. At March 31, 2000, the interest rate was 8.5%. Obligations under this agreement are payable upon demand. At March 31, 2000, Tremont owed Contran $14.4 million pursuant to this agreement, which amount was borrowed primarily to purchase shares of NL and TIMET common stock during 1998 and 1999.

Note 7 - Earnings per share:

         Net income (loss) per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of conversion of TIMET's Convertible Preferred Securities would be a net reduction of the Company's equity in earnings of TIMET. The reduction results from dilution of the Company's ownership percentage offset in part by increased TIMET net income resulting from elimination of dividends on the Convertible Preferred Securities. The effect of the assumed conversion of TIMET's Convertible Preferred Securities would be antidilutive in the 1999 and 2000 periods and is omitted from the numerator of the calculation. Tremont stock options, which were omitted from the denominator because they were antidilutive, were not material.

                                                                                       Three months ended
                                                                                           March 31,
                                                                              ---------------------------------
                                                                                   1999              2000
                                                                              ---------------    --------------
                                                                                         (In thousands)

Numerator:
   Net income (loss)                                                            $      322           $ (1,887)
   Effect of dilutive securities of equity investees                                     -                  -
                                                                              ---------------    --------------

   Diluted net income (loss)                                                     $     322           $ (1,887)
                                                                              ===============    ==============

Denominator:
   Average common shares outstanding                                                 6,381              6,371
   Average dilutive stock options                                                       90                 47
                                                                              ---------------    --------------

   Diluted shares                                                                    6,471              6,418
                                                                              ===============    ==============

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

      The Company reported a first quarter net loss of $1.9 million, or $.30 per share, compared to net income of $.3 million, or $.05 per share, for the same quarter in 1999.

         The Company's equity in earnings of 39%-owned TIMET was a loss of $4.0 million (before extraordinary item) in the first quarter of 2000 compared to a loss of $1.2 million in 1999. TIMET reported a first quarter net loss of $15.1 million on sales of $104.7 million compared to a net loss of $3.9 million on sales of $134.1 million for the comparable 1999 period. TIMET's sales were 22% lower than the first quarter of last year due principally to an 11% decline in mill product sales volume and a 6% decline in average selling prices. TIMET's first quarter results include pretax special items of $9.2 million, consisting of restructuring charges of $3.7 million, equipment-related impairment charges of $3.4 million and environmental remediation charges of $3.3 million, offset by a $1.2 million gain on the sale of its castings joint venture. Additionally, TIMET recorded an extraordinary item of $.9 million after taxes related to the write-off of deferred financing costs associated with its previous U.S. credit facility.

         The Company's equity in earnings of 20%-owned NL Industries was $3.9 million in the first quarter of 2000 COMPARED TO $1.8 MILLION IN 1999. OPERATING INCOME OF NL'S TITANIUM DIOXIDE PIGMENTS ("TIO2") business in the first quarter of 2000 increased 49% to $46.2 million compared to $31.0 million in the first quarter of 1999. NL's first quarter sales volume increased 24% from the first quarter 1999, reflecting sustained strong demand in all major regions. NL's first quarter production volume was 16% higher than the comparable 1999 period with operating rates near full capacity versus 86% capacity utilization in the first quarter of 1999. NL's average selling prices during the first quarter of 2000 were even with the first quarter of 1999.

         The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnership.

         AS DISCUSSED  ABOVE, THE COMPANY'S MAJOR ASSETS ARE ITS INTERESTS IN NL
(TIO2) and TIMET (titanium metals). Tremont periodically evaluates the net carrying value of its long-term assets, principally its interests in TIMET and NL, to determine if there has been any decline in value that is other than temporary and would, therefore, require a writedown which would be accounted for as a realized loss. The Company's per share net carrying value of its interest in TIMET at March 31, 2000 was $6.57 per share, compared to a per share market price of $4.38 at that date. The Company's per share net carrying amount of its interest in NL at March 31, 2000 was $10.77 per share, compared to a per share market price of $13.00 at that date. The Company believes stock market prices are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. The Company will continue to monitor and evaluate its interests in NL and TIMET based upon, among other things, their respective results of operations, financial condition, liquidity and business outlook. In the event Tremont determines that any further decline in value of its interests below their net carrying value has occurred which is other than temporary, it would report an appropriate writedown at that time.

         The Company's income tax rate in the first quarter of 2000 varied from the U.S. statutory rate principally because the Company did not recognize a deferred tax asset with respect to its equity in losses of TIMET, which the Company believes would not meet the "more-likely-than-not" recognition criteria.

TIMET

         The Company's 39% interest in TIMET is reported by the equity method. Tremont's equity in earnings of TIMET differs from the amount that would be expected by applying Tremont's ownership percentage to TIMET's separately reported earnings because of the effect of amortization of basis differences related to purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in TIMET and amortization of the basis difference related to the writedown of the Company's investment in TIMET recorded in the fourth quarter of 1999 for an other than temporary decline in the market value of its investment. Amortization of such basis differences increases earnings, and reduces losses, attributable to TIMET as reported by Tremont.

                                                                          Three months ended
                                                                              March 31,

                                                                      ---------------------------
                                                                         1999           2000            Change
                                                                      -----------    ------------    -------------
                                                                            (In millions)

Net sales                                                                $ 134.1        $ 104.7          (22)%
                                                                      ===========    ============    =============

Operating loss                                                          $   (1.4)      $  (18.4)
Dividends and interest income                                                1.5            1.7
Corporate income (expense), net                                              (.6)            .9
Interest expense                                                             1.3            2.3
                                                                      -----------    ------------
                                                                            (1.8)         (18.1)

Income tax benefit                                                           (.6)          (6.4)
Minority interest                                                            2.7            2.5
                                                                      -----------    ------------

Loss before extraordinary item                                              (3.9)         (14.2)
Extraordinary item - early extinguishment of debt,
    Net of tax                                                               -              (.9)
                                                                      -----------    ------------

Net loss                                                                 $  (3.9)       $ (15.1)        $(11.2)
                                                                      ===========    ============    =============

Tremont's equity in TIMET's earnings,
  Including amortization of basis differences                           $   (1.2)      $   (4.0)        $ (2.8)
                                                                      ===========    ============    =============

         SALES AND OPERATING INCOME. Sales of $104.7 million in the first quarter of 2000 were 22% lower than the first quarter of last year due principally to a 11% decline in mill products volume and a 6% decline in average selling prices. Ingot and slab volume decreased 30% from year-ago levels, while average prices declined 2%. Total cost of sales was 103% of sales in the first quarter of 2000 compared to 91% in the same period last year. The higher cost of sales in 2000 is principally due to $6.7 million of special charges, consisting of a $3.4 million charge for the write-down associated with an impairment of certain inoperative equipment and a $3.3 million charge for environmental remediation liabilities. The lower selling prices in the 2000 period also contributed to the lower gross margin.

         During the first quarter of 2000, TIMET implemented a plan to address current market and operating conditions, which resulted in the recognition of a $3.7 million restructuring charge. Such charge is included in the operating loss of the "Titanium melted and mill products" segment in 2000 and is principally related to personnel severance and benefits for the approximately 250 employees to be terminated. As of March 31, 2000, approximately two-thirds of the planned 250 personnel reductions had been accomplished, with substantially all of the remainder expected to be accomplished by the end of the second quarter 2000

         Selling, general, administrative and development expenses in 2000 were lower than 1999 in dollar terms due in large part to the completion of the implementation of the initial phase of TIMET's business-enterprise system during the first half of 1999. These costs as a percentage of sales, however, increased to approximately 11% as not all such costs are variable, particularly as the benefits of the 2000 restructuring plan have not yet been fully realized.

         Net sales of the "Other" segment consisted of TIMET's nonintegrated joint ventures, which investments have been either sold or charged off due to an asset impairment. Equity losses in the "Other" segment was lower in 2000 principally as a result of TIMET's no longer recognizing its share of losses associated with nonintegrated joint ventures that were charged off in the fourth quarter of 1999.

         TIMET's firm order backlog at the end of March 2000 was approximately $185 million. Comparable backlogs at the end of March 1999 and December 1999 were approximately $325 million and $195 million, respectively.

         Customers and end users continue to indicate that a substantial titanium inventory overhang exists throughout the aerospace industry supply chain that, along with the competitive environment, continues to place downward pressure on TIMET's sales volumes and prices in selected products. It is very difficult to predict what will happen for the balance of 2000. Early indications are that production volumes and operating margins, before special charges, will be somewhat lower in the remaining three quarters of 2000 compared to the first quarter. TIMET is seeking to stem this apparent deterioration through a stronger sales effort, selective price reductions and additional cost reductions. However, it is too early to determine how successful these efforts will be.

                  European operations. TIMET has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing TIMET's U.S. and European operations are substantially the same.

         Approximately   60%  of  TIMET's  European  sales  are  denominated  in
currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in functional currencies. TIMET's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

         The U.S. dollar sales and purchases of TIMET's European operations described above provide some natural hedge of non-functional currencies, and TIMET does not use currency contracts to hedge its currency exposures. Net currency transaction losses were $.5 million during the three months ended March 31, 2000 and $.8 million during the same period in 1999. At March 31, 2000, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $17 million and $19 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

         DIVIDENDS AND INTEREST INCOME. Dividends and interest income consists principally of dividends on $80 million of non-voting preferred securities of Special Metals Corporation which accrue at an annual rate of 6.625%.

         CORPORATE INCOME (EXPENSE), NET. General corporate income, net includes currency transaction losses described above. The increase in general corporate income in the first quarter of 2000 is due to a $1.2 million gain on the sale of TIMET's interest in its castings joint venture.

         INTEREST EXPENSE. Interest expense in the first quarter of 2000 is higher than in the comparable 1999 period, primarily due to a lower level of interest being capitalized in 2000 compared to 1999 as additional capital projects have been completed. The higher interest expense in 2000 also reflects increased interest rates related to the new credit facilities and increased market rates.

         INCOME TAXES. TIMET operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income (loss) can impact TIMET's effective tax rate.

         MINORITY INTEREST. Dividend expense related to TIMET's 6.625% Convertible Preferred Securities approximated $3.3 million in both the 1999 and 2000 periods and is reported as minority interest, net of allocable income taxes.

NL INDUSTRIES

         The Company's 20% interest in NL is reported by the equity method. Tremont's equity in earnings of NL differs from the amount that would be expected by applying Tremont's ownership percentage to NL's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in NL and basis differences related to the writedown in the Company's investment in NL recorded in 1993 for an other than temporary decline in the market value of its investment. Amortization of such basis differences generally reduces earnings, and increases losses, attributable to NL as reported by Tremont.

                                                                              Three months ended
                                                                                   March 31,
                                                                           --------------------------
                                                                              1999           2000          Change
                                                                           -----------    -----------    -----------

                                                                                 (In millions)

Net sales                                                                    $ 201.6        $ 231.0          +15%
                                                                           ===========    ===========

Operating income                                                            $   31.0       $   46.2          +49%
General corporate items:
    Securities earnings                                                          1.6            1.7
    Expenses, net                                                               (4.2)          (5.0)
    Interest expense                                                            (9.8)          (7.9)
                                                                           -----------    -----------
                                                                                18.6           35.0          +88%
Income tax expense                                                               4.7           11.2
                                                                           -----------    -----------
     Income from continuing operations                                          13.9           23.8
Minority interest                                                                -               .1
                                                                           -----------    -----------

    NET INCOME                                                              $   13.9       $   23.7          +71%
                                                                           ===========    ===========

Tremont's equity in NL's net earnings,
   Including amortization of basis differences                             $     1.8      $     3.9         +117%
                                                                           ===========    ===========

         NET SALES AND OPERATING INCOME. NL CONDUCTS ITS TITANIUM DIOXIDE ("TIO2") pigments operations through its wholly-owned subsidiary, Kronos, Inc. Kronos' operating income in the first quarter of 2000 increased from the first quarter of 1999 due to record first-quarter sales volume and strong production volume. Kronos' first-quarter sales volume increased 24% from the first quarter of 1999 and was even with the fourth quarter of 1999, reflecting sustained strong demand in all major regions. Kronos' first-quarter 2000 production volume was 16% higher than the comparable 1999 period with operating rates near full capacity compared to 86% capacity utilization in the first quarter of 1999.

         AVERAGE TIO2 selling prices in billing currencies (which excludes the effects of foreign currency translation) for the first quarter of 2000 were even with the first quarter of 1999 and were 3% higher than the fourth quarter of 1999. During the first quarter of 2000, NL announced additional price increases in Europe, EFFECTIVE IN THE SECOND QUARTER OF 2000. NL BELIEVES DEMAND FOR TIO2 will remain strong in the near-term as a result of seasonally high sales to the coatings industry, resulting in continued upward pressure on selling prices. Should demand in the second half of 2000 remain robust, additional price increases could be announced later in 2000. The successful implementation of any such price increase will depend on market conditions.

         KRONOS ANTICIPATES ITS TIO2 sales volume for full-year 2000 will be slightly higher than that of 1999. Kronos expects its full-year 2000 operating income will be higher than 1999 primarily because of higher average selling prices, higher production volume and its continued focus on controlling costs. The extent of the improvement will be determined primarily by the magnitude of realized price increases.

         Kronos' cost of sales as a percentage of net sales decreased in the first quarter of 2000 primarily due to higher production volume. Excluding the effects of foreign currency translation, which decreased NL's expenses in the first quarter of 2000 compared to the first quarter of 1999, Kronos' selling, general and administrative expenses increased in the first quarter of 2000 due to higher distribution expenses associated with higher first-quarter 2000 sales volume.

         A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro, decreased the dollar value of sales in the first quarter of 2000 by a net $14 million compared to the first quarter of 1999. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' first-quarter 2000 average selling price in U.S. dollars was approximately 6% lower than in the first quarter of 1999. Kronos' operating costs that are not denominated in U.S. dollars were also lower when translated to U.S. dollars in the first quarter of 2000 compared to the first quarter of 1999, and accordingly, Kronos' per unit costs were lower in the first quarter of 2000 compared to the same period last year. As a result, the net impact of currency exchange rate fluctuations on operating income in the first quarter of 2000 was not significant when compared to the first quarter of 1999.

         GENERAL CORPORATE. Interest expense in the first quarter of 2000 decreased 20% from the comparable 1999 period primarily due to lower levels of outstanding debt and lower European borrowing rates. NL expects its full-year 2000 interest expense will be lower than 1999, primarily due to lower levels of outstanding debt and lower European borrowing rates.

         PROVISION FOR INCOME TAXES. NL reduced its deferred income tax valuation allowance by $1.9 million in the first quarter of 1999 and $1.3 million in the first quarter of 2000 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     OTHER.   Minority  interest   primarily  relates  to  NL's   majority-owned
environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

                         LIQUIDITY AND CAPITAL RESOURCES
TREMONT

         The Company had cash and cash equivalents of $4.4 million at March 31, 2000. Tremont's 12.3 million shares of TIMET common stock and 10.2 million shares of NL common stock had a quoted market value of approximately $54 million and $133 million, respectively, at March 31, 2000.

         The Company's equity in earnings of affiliates are primarily noncash. The Company received cash distributions from Landwell of $.4 million in the 1999 period and $.1 million in the 2000 period primarily to cover taxes associated with Landwell's income from land sales. In the first quarter of 1999, TIMET and NL paid cash dividends of $.04 and $.035 per share, respectively, aggregating $.8 million. In the first quarter of 2000, TIMET did not pay a cash dividend and NL paid a cash dividend of $.15 per NL share, aggregating $1.5 million. Payments and amounts of dividends in the future are at the discretion of the Boards of Directors of NL and TIMET.

         At March 31, 2000, the Company owed Contran $14.7 million including accrued interest pursuant to an advance agreement with Contran, which amount was borrowed primarily to purchase shares of NL and TIMET common stock in 1998 and 1999. In April 2000, the Company repaid $.8 million of the advances from Contran.

         The Contran advance agreement and dividends from NL are currently Tremont's primary sources of liquidity. Unless the Company decides to purchase additional shares of NL, TIMET or Tremont securities, the Company does not currently believe it will need to borrow additional amounts from Contran.

         Tremont's current quarterly dividend rate is $.07 per share. On May 9, 2000, the Company's Board of Directors declared a regular quarterly dividend of $.07 per common share, payable on June 30, 2000 to stockholders of record as of the close of business on June 15, 2000.

         During 1998, the Company collateralized with cash certain letters of credit backing insurance policies at its captive insurance subsidiary. In February 1999, NL collateralized a portion of the letters of credit as they related to its business with the insurance company, and the Company received $9.7 million in cash previously pledged to collateralize the letters of credit, which funds were primarily used in the purchase of TIMET common stock.

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

TIMET - Summarized balance sheet and cash flow information.

                                                                           December 31,             March 31,
                                                                               1999                    2000
                                                                        -------------------    ---------------------
                                                                                       (In millions)

Cash and equivalents                                                            $   20.7               $     6.3
Other current assets                                                               321.9                   285.1
Goodwill and other intangible assets                                                71.1                    69.1
Other noncurrent assets                                                            136.0                   135.2
Property and equipment, net                                                        333.4                   323.1
                                                                        -------------------    ---------------------

                                                                                 $ 883.1                 $ 818.8
                                                                        ===================    =====================

Current liabilities                                                              $ 194.4                 $ 143.1
Long-term debt and capital lease obligations                                        32.2                    35.5
Accrued postretirement benefit cost                                                 19.9                    20.1
Other noncurrent liabilities                                                        19.9                    21.0
Minority interest - convertible preferred securities                               201.3                   201.3
Other minority interest                                                              7.3                     7.5
Stockholders' equity                                                               408.1                   390.3
                                                                        -------------------    ---------------------

                                                                                 $ 883.1                 $ 818.8
                                                                        ===================    =====================


                                                                                     Three months ended
                                                                                          March 31,
                                                                        -------------------------------------------
                                                                               1999                    2000
                                                                        -------------------    ---------------------
                                                                                      (In millions)

Net cash provided (used) by:
  Operating activities:
     Before changes in assets and liabilities                                      $   7.6              $    (1.3)
     Changes in assets and liabilities                                                 1.6                   19.2
                                                                        -------------------    ---------------------
                                                                                       9.2                   17.9
  Investing activities                                                                (6.7)                   4.9
  Financing activities                                                                (5.8)                 (36.8)
                                                                        -------------------    ---------------------

                                                                                   $  (3.3)               $ (14.0)
                                                                        ===================    =====================

  Cash paid for:
    Interest, net of amounts capitalized                                           $   1.1                $   1.7
    Convertible preferred securities dividends                                         3.3                    3.3
    Income taxes (refund), net                                                        (3.1)                    .5

            At March 31, 2000, TIMET had net debt of $73 million ($79 million of notes payable and long-term debt and $6 million of cash and equivalents). TIMET also had $95 million of borrowing availability under its U.S. and European credit lines. TIMET believes its U.S. and European credit lines will provide it with the liquidity necessary for current market and operating conditions.

         OPERATING ACTIVITIES. Cash provided by operating activities was $18 million for the three-month period ended March 31, 2000, up from $9 million for the same period in 1999, as summarized below.

         Cash provided by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results.

         Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. TIMET's plan to address current market conditions includes reductions in working capital, particularly inventories and receivables, both of which were reduced in the first quarter of 2000. The significant reduction in receivables in the first quarter of 2000 was also attributable to $16 million of customer payments related to a bill-and-hold shipment from 1999. Changes in accounts payable and accrued liabilities in the first quarter of 1999 reflect the effect of payments to suppliers of titanium sponge and other raw materials for purchases made in late 1998 being higher than payables at the end of March for first quarter 1999 purchases.

         Dividends on the $80 million of Special Metals Corporation 6.625% convertible preferred securities held by TIMET had been deferred by SMC due to limitations imposed by SMC's bank credit agreements. However, in April 2000, TIMET received a quarterly dividend of $1.3 million. There can be no assurances that TIMET will continue to receive additional dividends during the remainder of 2000.

         INVESTING ACTIVITIES. TIMET's capital expenditures were $2 million for the three months ended March 31, 2000 compared to $10 million for the same period in 1999. Capital expenditures for 2000 are estimated to be less than $15 million and are planned to include those principally intended for capital maintenance, environmental, health and safety purposes. Proceeds from the sale of property and equipment in 1999 included the sale of an interest in a corporate aircraft and assets sold as part of TIMET's restructuring activities.

         In the first quarter of 2000, TIMET sold its interest in the castings joint venture to Wyman-Gordon for $7 million and recorded a pretax gain of $1.2 million.

     FINANCING ACTIVITIES. Net repayments in the 2000 period reflect reductions of outstanding borrowings principally in the U.S. resulting from collection of receivables and the sale of the castings joint venture. Net repayments in 1999 reflect reductions of outstanding borrowings in both the U.S. and U.K.

         In November 1999, TIMET's Board of Directors voted to suspend the regular quarterly dividend on TIMET's common stock in view of, among other things, the continuing weakness in overall market demand for titanium metal products. TIMET's new U.S. credit agreement entered into in February 2000 prohibits the payment of dividends on TIMET's common stock.

         TIMET's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. Given uncertainty concerning the results for the balance of 2000, TIMET has exercised its right to defer future dividend payments on these securities for a period of 10 quarters, although interest will continue to accrue at the coupon rate on the principal and unpaid dividends. TIMET's goal is to resume dividends on the Convertible Preferred Securities when the outlook for TIMET's results from operations improves substantially.

         ENVIRONMENTAL AND LEGAL MATTERS. A preliminary study of environmental issues at TIMET's Henderson, Nevada operations and other TIMET sites within the BMI Complex was completed during the first quarter of 2000. TIMET accrued $3.3 million based on the estimated cost of groundwater remediation activities described in the study. The undiscounted environmental remediation charges are substantially non-cash for 2000 and are expected to be paid over a period of up to thirty years.

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

NL INDUSTRIES - Summarized balance sheet and cash flow information.

                                                                              December 31,               March 31,
                                                                                  1999                     2000
                                                                          ---------------------    ----------------------
                                                                                          (In millions)

Cash and cash equivalents                                                      $    151.8                 $     150.9
Other current assets                                                                354.6                       340.2
Noncurrent securities                                                                15.1                        24.7
Investments in joint ventures                                                       157.6                       154.1
Other noncurrent assets                                                              28.7                        27.2
Property and equipment                                                              348.4                       332.2
                                                                          ---------------------    ----------------------

                                                                               $  1,056.2                  $  1,029.3
                                                                          =====================    ======================

Current liabilities                                                           $     264.8                 $     260.3
Long-term debt                                                                      244.3                       244.2
Deferred income taxes                                                               108.2                       107.1
Accrued opeb cost                                                                    37.1                        36.4
Environmental liabilities                                                            64.5                        57.4
Other noncurrent liabilities                                                         62.3                        58.0
Minority interest                                                                     3.9                         4.0
Stockholders' equity                                                                271.1                       261.9
                                                                          ---------------------    ----------------------

                                                                               $  1,056.2                  $  1,029.3
                                                                          =====================    ======================

                                                                                        Three months ended
                                                                                            March 31,
                                                                          -----------------------------------------------
                                                                                  1999                     2000
                                                                          ---------------------    ----------------------
                                                                                          (In millions)

Net cash provided (used) by:
  Operating activities:
      Before changes in assets and liabilities                                     $    28.2                $    37.0
      Changes in assets and liabilities                                                (25.4)                    (3.2)
                                                                          ---------------------    ----------------------
                                                                                         2.8                     33.8
  Investing activities                                                                 (14.8)                   (15.3)
  Financing activities                                                                  (6.0)                   (17.7)
                                                                          ---------------------    ----------------------

                                                                                   $   (18.0)              $       .8
                                                                          =====================    ======================
Cash paid for:

  Interest, net of amounts capitalized                                            $      2.0               $       .1
  Income taxes, net                                                                      5.1                      3.5

         OPERATING ACTIVITIES. THE TIO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities, in the 2000 period increased from the comparable period in 1999 primarily due TO HIGHER OPERATING INCOME, PARTIALLY OFFSET BY LOWER CASH DISTRIBUTIONS FROM NL'S TIO2 manufacturing joint venture. Changes in NL's inventories, receivables and payables (excluding the effect of currency translation) used cash in both the first quarter of 1999 and 2000 primarily due to increases in receivables in each period; however, the net cash used in the first quarter of 2000 was significantly less than the first quarter of 1999 due to a greater amount of cash being provided from reductions in inventory levels and lower income tax payments in the first quarter of 2000.

         INVESTING ACTIVITIES. In March 2000, NL purchased 500,000 shares of Tremont's common stock in market transactions for $9.5 million. In the first quarter of 1999, NL collateralized letters of credit issued and outstanding on behalf of an affiliate pursuant to an Insurance Sharing Agreement with $9.7 million of NL's cash, and classified such amount as current restricted cash equivalents.

         FINANCING ACTIVITIES. In the first quarter of 2000, NL's Board of Directors increased the regular quarterly dividend from $.035 per share to $.15 per share and paid dividends of $7.6 million to shareholders. In 1999, NL's Board of Directors authorized a 1.5 million share repurchase program. Pursuant to this program, NL purchased in the open market (i) 552,000 shares of its common stock at an aggregate cost of $7.2 million in 1999, (ii) 713,000 shares at an aggregate cost of $10.3 million in the first quarter of 2000 and (iii) 34,000 shares at an aggregate cost of $.5 million in April 2000.

         CASH, CASH EQUIVALENTS AND BORROWING AVAILABILITY. At March 31, 2000, NL had cash and cash equivalents aggregating $134 million ($37 million held by non-U.S. subsidiaries) and an additional $17 million of restricted cash equivalents. NL's subsidiaries had $11 million available for borrowing at March 31, 2000 under existing non-U.S. credit facilities.

     INCOME TAX CONTINGENCIES. Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest.

         During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($6 million at March 31, 2000) relating to 1994. NL appealed the 1994 assessment to the Fredrikstad City Court, and in February 2000 the Court ruled in favor of the tax authorities on the primary issue, but asserted that the tax authorities' assessment was overstated by NOK 34 million ($4 million at March 31, 2000). In March 2000 the tax authorities agreed with the Court and reduced the 1994 assessment to NOK 17 million ($2 million at March 31, 2000). The tax authorities recently issued a NOK 13 million ($2 million at March 31, 2000) assessment for 1996 which has been computed on a similar basis as the revised 1994 assessment. NL has appealed the Court's decision on the primary issue related to the 1994 assessment to a higher court, and the outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. NL has granted a lien for THE 1994 TAX ASSESSMENT ON ITS FREDRIKSTAD, NORWAY TIO2 plant in favor of the Norwegian tax authorities and expects to grant an additional lien on the plant related to the 1996 assessment.

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

         ENVIRONMENTAL MATTERS AND LITIGATION. NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has adequate accruals ($110 million at March 31, 2000) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $150 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

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

         OTHER. On May 3, 2000, a confederation of labor organizations in Norway implemented a work stoppage DIRECTED AT VARIOUS NORWEGIAN EMPLOYERS, INCLUDING NL'S 30,000 METRIC TON TIO2 facility and ilmenite mining operations. NL currently does not expect the work stoppage to be lengthy or to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

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

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         Reference is made to the 1999 Annual Report on Form 10-K for descriptions of certain legal proceedings.

TIMET

         In March 2000, TIMET filed a lawsuit against The Boeing Company seeking damages estimated in excess of $600 million in connection with TIMET's long-term sales agreement with Boeing. Boeing has not yet filed a formal response to TIMET's complaint. TIMET and Boeing have begun discussions to determine if a settlement of this litigation can be reached, however, no assurance can be given that a settlement will be reached.

NL Industries

     BRENNER, ET AL. V. AMERICAN CYANAMID, ET AL. (NO. 12596-93). In March 2000 the Fourth Department intermediate appellate court denied plaintiffs' request to seek review.

     SWEET, ET AL. V. SHEAHAN, ET AL. (NO. 97-CV-1666/LEK-DNH). In March 2000 plaintiffs voluntarily dismissed all defendants other than the landlord without prejudice.

     COFIELD, ET AL. V. LEAD INDUSTRIES ASSOCIATION, ET AL. (NO. 24-C-099-004491). In March 2000 the Federal trial court (No. MJG-99-3277) denied plaintiffs' motion to remand to State Court. In April 2000 defendants filed an additional motion to dismiss all claims for lack of product identification.

     CITY OF ST. LOUIS V. LEAD INDUSTRIES ASSOCIATION, ET AL (NO. 002-245, DIVISION 1). In March 2000 defendants removed the case to Missouri federal court. In April 2000 plaintiff filed a motion to remand to State Court and an amended complaint seeking to add additional Missouri defendant residents.

         IN APRIL 2000 THE COMPANY WAS SERVED WITH A COMPLAINT IN COUNTY OF SANTA CLARA V. ATLANTIC RICHFIELD COMPANY, ET AL. (SUPERIOR COURT OF THE STATE OF CALIFORNIA, COUNTY OF SANTA CLARA, CASE NO. CV788657). The County of Santa Clara seeks to represent a class of all public entities in California. The County seeks from defendants, eight present or former pigment or paint manufacturing companies and the Lead Industries Association, compensatory damages for funds the plaintiffs have expended for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Plaintiff alleges causes of action for violations of the California Business and Professions Code, strict product liability, negligence, fraud and concealment, unjust enrichment, and indemnity, and includes market share liability allegations. The Company intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Tremont held its Annual Meeting of Stockholders on May 9, 2000. The only matter voted upon was the election of directors. All nominees for director were elected and there were no directors whose term of office continued after the Annual Meeting who were not elected at the Annual Meeting. The vote with respect to each of the Company's directors was as follows:

                              Director                                Votes For                  Votes Withheld

              -----------------------------------------         ----------------------       -----------------------

              Susan E. Alderton                                       6,182,480                      31,837
              Richard J. Boushka                                      6,182,290                      32,027
              J. Landis Martin                                        6,181,579                      32,738
              Glenn R. Simmons                                        6,180,917                      33,400
              Harold C. Simmons                                       6,180,855                      33,462
              Thomas P. Stafford                                      6,181,772                      32,545
              Avy H. Stein                                            6,182,310                      32,007

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

                10.1          Intercorporate  Services Agreement by and between Valhi, Inc. and the Registrant  effective
                              January 1, 2000

                10.2          Intercorporate  Services  Agreement by and between  Contran  Corporation and the Registrant effective January 1, 2000

                10.3          Intercorporate  Services  Agreement by and between NL  Industries,  Inc. and the Registrant effective January 1, 2000

                27.1          Financial Data Schedule for the quarter ended March 31, 2000.


         (b)  Reports on Form 8-K filed by the  Registrant  for the quarter  ended March 31, 2000 and for the month of April 2000.

                  Filing Date                           Items Reported
           ------------------------                 ----------------------

              February 15, 2000           -                  5 and 7
              February 16, 2000           -                  5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TREMONT CORPORATION
                                           ------------------------------------
                                                    (Registrant)

Date: May 12, 2000         By    /s/  Mark A. Wallace
------------------           --------------------------------------------------
                                      Mark A. Wallace
                                      Vice President and Chief Financial OfficeR
                                      (Principal Finance Officer)

Date: May 12, 2000         By     /s/ David P. Burlage
------------------           --------------------------------------------------
                                      David P. Burlage
                                      (Principal Accounting Officer)

                        INTERCORPORATE SERVICES AGREEMENT

         THIS INTERCORPORATE SERVICES AGREEMENT (THE "AGREEMENT"), effective as of January 1, 2000, is between VALHI, INC., A DELAWARE CORPORATION ("VALHI"), AND TREMONT CORPORATION, A DELAWARE CORPORATION ("RECIPIENT").

                                    RECITALS

         A. Employees and agents of Valhi and affiliates of Valhi perform management, financial and administrative functions for Recipient without direct compensation from Recipient.

         B. Recipient does not separately maintain the full internal capability to perform all necessary management, financial and administrative functions that Recipient requires.

         C. The cost of maintaining the additional personnel by Recipient necessary to perform the FUNCTIONS PROVIDED FOR BY THIS AGREEMENT WOULD EXCEED THE FEE SET FORTH IN SECTION 3 of this Agreement, and the terms of this Agreement are no less favorable to Recipient than could otherwise be obtained from a third party for comparable services.

         D. Recipient desires to continue receiving the management, financial and administrative services presently provided by Valhi and affiliates of Valhi and Valhi is willing to continue to provide such services under the terms of this Agreement.

                                    AGREEMENT

         For and in consideration of the mutual premises, representations and covenants herein contained, the parties hereto mutually agree as follows:

         SECTION 1. SERVICES TO BE PROVIDED. Valhi agrees to make available to Recipient, upon request, the FOLLOWING SERVICES (THE "SERVICES") to be rendered by the internal staff of Valhi and affiliates of Valhi:

                  (a) Consultation and assistance in the development and implementation of Recipient's corporate business strategies, plans and objectives;

                  (b) Consultation and assistance in management and conduct of corporate affairs and corporate governance consistent with the charter and bylaws of Recipient;

                  (c) Consultation and assistance in maintenance of financial records and controls, including preparation and review of periodic financial statements and reports to be filed with public and regulatory entities and those required to be prepared for financial institutions or pursuant to indentures and credit agreements;

                  (d) Consultation and assistance in cash management and in arranging financing necessary to implement the business plans of Recipient;

                  (e) Consultation and assistance in tax management and administration, including, without limitation, preparation and filing of tax returns, tax reporting, examinations by government authorities and tax planning; and

                  (f) Such other services as may be requested by Recipient from time to time.

         SECTION 2. MISCELLANEOUS SERVICES. It is the intent of the parties hereto that Valhi provide only the Services requested by Recipient in connection with routine management, financial and administrative functions related to the ongoing operations of Recipient and not with respect to special projects, including corporate investments, acquisitions and divestitures. The parties hereto contemplate that the Services rendered in connection with the conduct of Recipient's business will be on a scale compared to that existing on the effective date of this Agreement, adjusted for internal corporate growth or contraction, but not for major corporate acquisitions or divestitures, and that adjustments may be required to the terms of this Agreement in the event of such major corporate acquisitions, divestitures or special projects. Recipient will continue to bear all other costs required for outside services including, but not limited to, the outside services of attorneys, auditors, trustees, consultants, transfer agents and registrars, and it is expressly understood that Valhi assumes no LIABILITY FOR ANY EXPENSES OR SERVICES OTHER THAN THOSE STATED IN SECTION 1. In addition to the fee paid to Valhi by Recipient for the Services provided pursuant to this Agreement, Recipient will pay to Valhi the amount of out-of-pocket costs incurred by Valhi in rendering such Services.

         SECTION 3. FEE FOR SERVICES. Recipient agrees to pay to Valhi $51,000 quarterly, commencing as of January 1, 2000, pursuant to this Agreement.

         SECTION 4. ORIGINAL TERM. SUBJECT TO THE PROVISIONS OF SECTION 5 hereof, the original term of this Agreement shall be from January 1, 2000 to December 31, 2000.

         SECTION 5. EXTENSIONS. This Agreement shall be extended on a quarter-to-quarter basis after the expiration of its original term unless written notification is given by Valhi or Recipient thirty (30) days in advance of the first day of each successive quarter or unless it is superseded by a subsequent written agreement of the parties hereto.

         SECTION 6. LIMITATION OF LIABILITY. In providing its Services hereunder, Valhi shall have a duty to act, and to cause its agents to act, in a reasonably prudent manner, but neither Valhi nor any officer, director, employee or agent of Valhi or its affiliates shall be liable to Recipient for any error of judgment or mistake of law or for any loss incurred by Recipient in connection with the matter to which this Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on the part of Valhi.

         SECTION 7. INDEMNIFICATION OF VALHI BY RECIPIENT. Recipient shall indemnify and hold harmless Valhi, its affiliates and their respective officers, directors and employees from and against any and all losses, liabilities, claims, damages, costs and expenses (including attorneys' fees and other expenses of litigation) to which Valhi or any such person may become subject arising out of the Services provided by Valhi to the Recipient HEREUNDER, PROVIDED that such indemnity shall not protect any person against any liability to which such person would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on the part of such person.

         SECTION 8. FURTHER ASSURANCES. Each of the parties will make, execute, acknowledge and deliver such other instruments and documents, and take all such other actions, as the other party may reasonably request and as may reasonably be required in order to effectuate the purposes of this Agreement and to carry out the terms hereof.

         SECTION 9. NOTICES. All communications hereunder shall be in writing and shall be addressed, if intended for Valhi, to Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240, Attention: President, or such other address as it shall have furnished to Recipient in writing, and if intended for Recipient, to 1999 Broadway, Suite 4300, Denver, Colorado 80202, Attention:
President, or such other address as it shall have furnished to Valhi in writing.

         SECTION 10. AMENDMENT AND MODIFICATION. Neither this Agreement nor any term hereof may be changed, waived, discharged or terminated other than by agreement in writing signed by the parties hereto.

         SECTION 11. SUCCESSOR AND ASSIGNS. This Agreement shall be binding upon and inure to the benefit of Valhi and Recipient and their respective successors and assigns, except that neither party may assign its rights under this Agreement without the prior written consent of the other party.

         SECTION 12. GOVERNING LAW. This Agreement shall be governed by, and construed and interpreted in accordance with, the laws of the state of Texas.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the date first above written.

                             VALHI, INC.

                             BY    /S/ STEVEN L. WATSON
                                       STEVEN L. WATSON, PRESIDENT

                             TREMONT CORPORATION

                             BY:   /S/ J. LANDIS MARTIN
                             J.   LANDIS   MARTIN,   CHAIRMAN   OF  THE   BOARD,
                             PRESIDENT AND CHIEF EXECUTIVE OFFICER

                        INTERCORPORATE SERVICES AGREEMEN

         THIS INTERCORPORATE SERVICES AGREEMENT (THE "AGREEMENT"), effective as of January 1, 2000, amends and supersedes that certain Intercorporate Services Agreement effective as of January 1, 1999 between CONTRAN CORPORATION, A DELAWARE CORPORATION ("CONTRAN"), AND TREMONT CORPORATION, A DELAWARE CORPORATION. ("RECIPIENT").

                                    RECITALS

         A. Harold C. Simmons, an employee of Contran and a director and the Chairman of the Board of Recipient, performs certain advisory functions for Recipient, which functions are unrelated to his function as a director of Recipient, without direct compensation from Recipient.

         B. Recipient does not separately maintain the full internal capability to perform all necessary advisory functions that Recipient requires.

         C. The cost of engaging the advisory services of someone possessing Mr. Simmons' expertise and the cost of maintaining the personnel necessary to perform the functions provided for by this Agreement would exceed THE FEE SET FORTH IN SECTION 3 of this Agreement, and the terms of this Agreement are no less favorable to Recipient than could otherwise be obtained from a third party for comparable services.

         D. Recipient desires to continue receiving the advisory services of Harold C. Simmons and Contran is willing to continue to provide such services under the terms of this Agreement.

                                    AGREEMENT

         For and in consideration of the mutual premises, representations and covenants herein contained, the parties hereto mutually agree as follows:

     SECTION 1. SERVICES TO BE PROVIDED. Contran agrees to make available to Recipient, upon request, the FOLLOWING SERVICES (THE "SERVICES") to be rendered by Harold C. Simmons:

                  (a) Consultation and assistance in the development and implementation of Recipient's corporate business strategies, plans and objectives; and

                  (b) Such other services as may be requested by Recipient from time to time.

This Agreement does not apply to and the Services provided for herein do not include any services that Harold C. Simmons may provide to Recipient in his role as a director on Recipient's board of directors or any other activity related to such board of directors.

         SECTION 2. MISCELLANEOUS SERVICES. It is the intent of the parties hereto that Contran provide only the Services requested by Recipient in connection with routine functions related to the ongoing operations of Recipient and not with respect to special projects, including corporate investments, acquisitions and divestitures. The parties hereto contemplate that the Services rendered in connection with the conduct of Recipient's business will be on a scale compared to that existing on the effective date of this Agreement, adjusted for internal corporate growth or contraction, but not for major corporate acquisitions or divestitures, and that adjustments may be required to the terms of this Agreement in the event of such major corporate acquisitions, divestitures or special projects. Recipient will continue to bear all other costs required for outside services including, but not limited to, the outside services of attorneys, auditors, trustees, consultants, transfer agents and registrars, and it is expressly understood that Contran assumes no liability for ANY EXPENSES OR SERVICES OTHER THAN THOSE STATED IN SECTION 1. In addition to the fee paid to Contran by Recipient for the Services provided pursuant to this Agreement, Recipient will pay to Contran the amount of out-of-pocket costs incurred by Contran in rendering such Services.

         SECTION  3.  FEE  FOR  SERVICES.  Recipient  agrees  to pay to  Contran
$245,000 quarterly, commencing as of January 1, 2000, pursuant to this Agreement.

         SECTION 4. ORIGINAL TERM. SUBJECT TO THE PROVISIONS OF SECTION 5 hereof, the original term of this Agreement shall be from January 1, 2000 to December 31, 2000.

         SECTION 5. EXTENSIONS. This Agreement shall be extended on a quarter-to-quarter basis after the expiration of its original term unless written notification is given by Contran or Recipient thirty (30) days in advance of the first day of each successive quarter or unless it is superseded by a subsequent written agreement of the parties hereto.

         SECTION 6. LIMITATION OF LIABILITY. In providing its Services hereunder, Contran shall have a duty to act, and to cause its agents to act, in a reasonably prudent manner, but neither Contran nor any officer, director, employee or agent of Contran or its affiliates shall be liable to Recipient for any error of judgment or mistake of law or for any loss incurred by Recipient in connection with the matter to which this Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on the part of Contran.

         SECTION 7. INDEMNIFICATION OF CONTRAN BY RECIPIENT. Recipient shall indemnify and hold harmless Contran, its affiliates and their respective officers, directors and employees from and against any and all losses, liabilities, claims, damages, costs and expenses (including attorneys' fees and other expenses of litigation) to which Contran or any such person may become subject arising out of the Services provided by CONTRAN TO THE RECIPIENT HEREUNDER, PROVIDED that such indemnity shall not protect any person against any liability to which such person would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on the part of such person.

         SECTION 8. FURTHER ASSURANCES. Each of the parties will make, execute, acknowledge and deliver such other instruments and documents, and take all such other actions, as the other party may reasonably request and as may reasonably be required in order to effectuate the purposes of this Agreement and to carry out the terms hereof.

         SECTION 9. NOTICES. All communications hereunder shall be in writing and shall be addressed, if intended for Contran, to Three Lincoln Centre, 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240, Attention: President, or such other address as it shall have furnished to Recipient in writing, and if intended for Recipient, to 1999 Broadway, Suite 4300, Denver, Colorado 80202,
Attention: President, or such other address as it shall have furnished to Contran in writing.

         SECTION 10. AMENDMENT AND MODIFICATION. Neither this Agreement nor any term hereof may be changed, waived, discharged or terminated other than by agreement in writing signed by the parties hereto.

         SECTION 11. SUCCESSOR AND ASSIGNS. This Agreement shall be binding upon and inure to the benefit of Contran and Recipient and their respective successors and assigns, except that neither party may assign its rights under this Agreement without the prior written consent of the other party.

         SECTION 12. GOVERNING LAW. This Agreement shall be governed by, and construed and interpreted in accordance with, the laws of the state of Texas.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the date first above written.

                  CONTRAN CORPORATION

                  BY:   /S/ STEVEN L. WATSON
                  -------------------------------------------------------------
                            STEVEN L. WATSON, PRESIDENT

                  TREMONT CORPORATION

                  BY:   /S/ J. LANDIS MARTIN
                  -------------------------------------------------------------
                            J.   LANDIS   MARTIN,   CHAIRMAN   OF  THE   BOARD,
                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

                        INTERCORPORATE SERVICES AGREEMENT

         INTERCORPORATE SERVICES AGREEMENT effective as of January 1, 2000 by and between Tremont Corporation ("Tremont"), a Delaware corporation, and NL Industries, Inc. ("NL"), a New Jersey corporation.

         WHEREAS, Tremont desires that NL provide certain services to Tremont, and NL is willing to provide such services to Tremont pursuant to the terms of this Agreement.

         NOW, THEREFORE, in consideration of the premises and promises set forth herein, the parties to this Agreement agree as follows:

     1. SERVICES PROVIDED. NL will make available to Tremont the following services (the "Services"):

                  (a) certain administration and management services with respect to Tremont's insurance and risk management needs, including:

                           (i) management of claims (including insured and self-insured workers compensation and liability claims);

                           (ii)     budgeting and related activities;

                           (iii) administration of Tremont's captive insurance company; (iv) coordination of property loss control program; and (v) administration of Tremont's insurance program, excluding all employee benefit and welfare related programs.

                  (b) certain administration and management services with respect to Tremont's real properties and interests;

                  (c) consultation and assistance in performing internal audit projects, as requested; and

                  (d) consultation and assistance in tax management and administration, including, without limitation, preparation and filing of tax returns, tax reporting, examinations by government authorities and tax planning.

         2. FEES FOR SERVICES AND REIMBURSEMENT OF EXPENSES. During the Term (as defined below) of this Agreement, Tremont shall pay to NL an annual fee of $77,700 (the "Annual Fee") for the Services described in paragraphs 1(a), 1(b), and 1(d) above payable in quarterly installments of $19,425, plus all out-of-pocket expenses incurred in connection with the performance of such Services. In addition, Tremont will, within thirty (30) days after receipt of an invoice (such invoices to occur no more frequently than once per month) pay to NL an amount equal to the product of $500 multiplied by the number of days devoted by NL's internal auditors to providing Services described in paragraph 1(c) above times the number of internal auditors providing such Services plus all out-of-pocket expenses incurred in the performance of such Services. Notwithstanding the foregoing, in the event that Tremont determines, in its sole discretion, that it no longer desires certain of the Services or NL determines, in its sole discretion, that it no longer desires to provide certain of the Services, then Tremont or NL, as appropriate, shall provide the other party with a thirty (30) day prior written notice of cancellation describing the Services to be terminated or discontinued and Tremont and NL during such ninety-day period shall agree to a pro-rata reduction of the fees due hereunder for such terminated or discontinued Services.

         3. LIMITATION OF LIABILITY. In providing Services hereunder, NL shall have a duty to act, and to cause its agents to act, in a reasonably prudent manner, but neither NL nor any officer, director, employee or agent of NL shall be liable to Tremont or its subsidiaries for any error of judgment or mistake of law or for any loss incurred by Tremont or its subsidiaries in connection with the matters to which this Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on the part of NL or from NL's reckless disregard of obligations and duties under this Agreement.

         4. INDEMNIFICATION OF NL BY TREMONT. Tremont shall indemnify and hold harmless NL, its subsidiaries and their respective officers, directors and employees from and against any and all losses, liabilities, claims, damages, costs and expenses (including reasonable attorneys' fees and other expenses of litigation) to which such party may become subject arising out of the provision by NL to Tremont and its SUBSIDIARIES OF ANY OF THE SERVICES, PROVIDED that such indemnity shall not protect any such party against any liability to which such person would otherwise by subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of obligations and duties hereunder.

         5. FURTHER ASSURANCE. Each of the parties will make, execute, acknowledge and deliver such other instruments and documents, and take all such other actions, as the other party may reasonably request and as may reasonably be required in order to effectuate the purposes of this Agreement and to carry out the terms hereof.

         6. NOTICES. All communications hereunder shall be in writing and shall be addressed to:

                  If to NL:                 NL Industries, Inc.
                                            16825 Northchase Drive, Suite 1200
                                            Houston, Texas 77060
                                            Attention:  General Counsel

                  If to Tremont:            Tremont Corporation
                                            1999 Broadway, Suite 4300
                                            Denver, Colorado 80202
                                            Attention:  General Counsel

      or such other address as the parties shall have specified in writing.

         7. AMENDMENT AND MODIFICATION. Neither this Agreement nor any item hereof may be changed, waived, discharged or terminated other than by agreement in writing signed by the parties hereto.

         8. SUCCESSORS AND ASSIGNS. This Agreement shall inure to the benefit of and be binding upon the RESPECTIVE SUCCESSORS AND ASSIGNS OF THE PARTIES HERETO, PROVIDED that this Agreement may not be assigned by either of the parties hereto without the prior written consent of the other party.

         9. MISCELLANEOUS. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. This Agreement constitutes the entire agreement, and supersedes all prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and all of which together shall constitute one and the same instrument. This Agreement shall be governed in all respects, including validity, interpretation and affect, by the laws of the State of Texas.

         10. TERM OF AGREEMENT. This Agreement shall be effective as of January 1, 2000, and shall remain IN EFFECT FOR A TERM OF ONE YEAR UNTIL DECEMBER 31, 2000 (THE "TERM"); PROVIDED, HOWEVER, the Agreement shall be extended on a quarter-to-quarter basis after the expiration of the Term unless written notification is given by either party thirty (30) days in advance of the first day of each successive quarter or unless it is terminated or superseded by a subsequent written agreement of the parties hereto. Upon such termination or upon the expiration of this Agreement, the parties' rights and obligations hereunder shall cease and terminate except with respect to rights and obligations arising on or prior to the date of expiration or termination and the rights and obligations arising under paragraph 4 above.

         IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the ____ day of May, 2000, which Agreement will be deemed to be effective as of January 1, 2000.

                                   NL INDUSTRIES, INC.

                                   BY: /S/ ROBERT D. HARDY
                                      ---------------------
                                            Robert D. Hardy
                                            Vice President

                                   TREMONT CORPORATION

                                   BY:/S/ MARK A. WALLACE
                                      --------------------
                                          Mark A. Wallace
                                          Vice President