Form 10-Q
period 2000-06-30
TREMONT CORPORATION
filed 2000-08-11
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 - For the quarter ended June 30, 2000
                                                      -------------
                                       OR
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-10126
                                               --------



                               Tremont Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




       Delaware                                           76-0262791
--------------------------------                -------------------------------
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


Number of shares of common stock outstanding on July 31, 2000: 6,393,258

                           FORWARD-LOOKING INFORMATION

The statements contained in this Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in
Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "anticipates," "expected" or comparable terminology or by discussions of strategy or trends. Although Tremont believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and Tremont disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those portions referenced above, and those described from time to time in Tremont's other filings with the Securities and Exchange Commission, such as the cyclicality of TIMET's and NL's businesses, TIMET's dependence on the aerospace industry, the sensitivity of TIMET's and NL's businesses to global industry capacity, global economic conditions, changes in product pricing, the performance of The Boeing Company and other aerospace manufacturers under their long-term purchase agreements with TIMET, the impact of long-term contracts with vendors on TIMET's ability to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, the outcome of litigation, control by certain stockholders and possible conflicts of interest, potential difficulties in integrating acquisitions, uncertainties associated with new product development and the supply of raw materials and services. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.



                               TREMONT CORPORATION

                                      INDEX


                                                                                               Page
                                                                                              Number

PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets - December 31, 1999 and
                      June 30, 2000                                                             2-3

                    Consolidated Statements of Income - Three and six months ended
                      June 30, 1999 and 2000                                                     4

                    Consolidated Statements of Comprehensive Income (Loss) - Three
                      and six months ended June 30, 1999 and 2000                                5

                    Consolidated Statements of Cash Flows - Six months ended
                      June 30, 1999 and 2000                                                     6

                    Consolidated Statement of Stockholders' Equity - Six months
                      ended June 30, 2000                                                        7

                    Notes to Consolidated Financial Statements                                 8-12

         Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                13-29

PART II.     OTHER INFORMATION

         Item 1.    Legal Proceedings                                                          30-31

         Item 6.    Exhibits and Reports on Form 8-K                                           31-32


                               TREMONT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

ASSETS

                                                         December 31,         June 30,
                                                             1999               2000
                                                      -----------------   ----------------

Current assets:
  Cash and cash equivalents                               $   3,002          $   4,491
  Accounts and notes receivable                               2,614              2,622
  Receivables from related parties                            1,847              1,923
  Prepaid expenses and other                                  1,788                 64
                                                      -----------------   ----------------

     Total current assets                                     9,251              9,100
                                                      -----------------   ----------------


Other assets:
  Investment in TIMET                                        85,772             76,330
  Investment in NL Industries                               113,574            118,475
  Investment in joint ventures                               13,658             13,846
  Receivables from related parties                            1,161              1,087
  Other                                                       8,570              9,477
                                                      -----------------   ----------------

     Total other assets                                     222,735            219,215
                                                      -----------------   ----------------

Net property and equipment                                      588                561
                                                      -----------------   ----------------

                                                          $ 232,574         $  228,876
                                                      =================   ================


          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


LIABILITIES, MINORITY INTEREST AND
STOCKHOLDERS' EQUITY

                                                        December 31,            June 30,
                                                            1999                  2000
                                                      ------------------     -----------------

Current liabilities:
  Loan payable to related party                          $  13,743              $  15,272
  Accounts payable and accrued liabilities                   4,623                  2,491
  Other payables to related parties                            426                    305
                                                      ------------------     -----------------

     Total current liabilities                              18,792                 18,068
                                                      ------------------     -----------------

Noncurrent liabilities:
  Insurance claims and claim expenses                       10,292                 11,377
  Accrued postretirement benefit cost                       21,329                 21,061
  Accrued environmental cost                                 5,736                  5,841
  Deferred income taxes                                      8,598                 10,036
                                                      ------------------     -----------------

     Total noncurrent liabilities                           45,955                 48,315
                                                      ------------------     -----------------

Minority interest                                            4,159                  4,244
                                                      ------------------     -----------------

Stockholders' equity:
  Preferred stock                                                -                      -
  Common stock                                               7,781                  7,785
  Additional paid-in capital                               290,218                290,263
  Accumulated deficit                                      (60,898)               (58,612)
  Accumulated other comprehensive loss                     (14,075)               (19,824)
                                                      ------------------     -----------------
                                                           223,026                219,612
  Less treasury stock, at cost                              59,358                 61,363
                                                      ------------------     -----------------

     Total stockholders' equity                            163,668                158,249
                                                      ------------------     -----------------

                                                         $ 232,574              $ 228,876
                                                      ==================     =================

Commitments and contingencies (Notes 1 and 8).



          See accompanying notes to consolidated financial statements.
                                       3


                               TREMONT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                           Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                      ------------------------------    -------------------------------
                                                          1999             2000             1999              2000
                                                      -------------    -------------    --------------    -------------

Equity in earnings (loss) of:
  TIMET                                                 $    (738)        $ (2,177)        $ (1,932)         $ (6,169)
  NL Industries                                            21,378           11,943           23,182            15,844
  Other joint ventures                                        (34)              (7)             645               269
                                                      -------------    -------------    --------------    -------------
                                                           20,606            9,759           21,895             9,944

Corporate expenses, net                                       619              679            1,308             1,212
Interest expense                                              236              304              401               589
                                                      -------------    -------------    --------------    -------------

     Income before income taxes
        and minority interest                              19,751            8,776           20,186             8,143

Income tax expense                                          7,295            3,702            7,227             4,536
Minority interest                                               1                7              182                85
                                                      -------------    -------------    --------------    -------------

     Income before extraordinary item                      12,455            5,067           12,777             3,522

Equity in extraordinary loss of TIMET-
  early extinguishment of debt                                  -                -                -              (342)
                                                      -------------    -------------    --------------    -------------

     Net income                                           $12,455         $  5,067          $12,777          $  3,180
                                                      =============    =============    ==============    =============

Earnings per share:
   Before extraordinary item:
      Basic                                               $ 1.95           $  .81            $2.00           $   .56
      Diluted                                               1.93              .80             1.98               .55
   Net income :
      Basic                                               $ 1.95           $  .81            $2.00           $   .50
      Diluted                                               1.93              .80             1.98               .50

   Weighted average shares outstanding:
      Common shares                                         6,387            6,285            6,384             6,328
      Diluted shares                                        6,448            6,340            6,460             6,381



          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)

                                                               Three months ended                 Six months ended
                                                                    June 30,                          June 30,
                                                           ----------------------------     ------------------------------
                                                              1999            2000              1999             2000
                                                           ------------    ------------     -------------    -------------

Net income                                                     $12,455        $  5,067          $12,777         $  3,180

Other comprehensive income (loss), net of
   applicable taxes:
     Currency translation adjustments                           (1,978)         (2,597)          (5,973)          (5,759)
     Unrealized gains (losses) on marketable
       securities                                                  138            (122)             (62)              10
                                                           ------------    ------------     -------------    -------------

      Total other comprehensive loss, net                       (1,840)         (2,719)          (6,035)          (5,749)
                                                           ------------    ------------     -------------    -------------

          Comprehensive income (loss)                          $10,615        $  2,348          $ 6,742         $ (2,569)
                                                           ============    ============     =============    =============








          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1999 and 2000

                                 (In thousands)

                                                                               1999              2000
                                                                           --------------    --------------
Cash flows from operating activities:
    Net income                                                                $ 12,777          $  3,180
    (Earnings) loss of affiliates:
        Before extraordinary item                                              (21,895)           (9,944)
        Extraordinary item                                                           -               342
        Distributions                                                            2,063             3,146
    Deferred income taxes                                                        7,639             4,534
    Minority interest                                                              182                85
    Other, net                                                                    (210)              (73)
    Change in assets and liabilities:
        Accounts with related parties                                              156              (123)
        Prepaid expenses                                                         1,126             1,724
        Accounts payable and accrued liabilities                                (1,120)           (2,132)
        Other, net                                                                (288)              (34)
                                                                           --------------    --------------

     Net cash provided by operating activities                                     430               705
                                                                           --------------    --------------

Cash flows from investing activities:
     Purchase of TIMET common stock                                            (15,988)                -
     Other, net                                                                     (9)              100
                                                                           --------------    --------------

     Net cash provided (used) by investing activities                          (15,997)              100
                                                                           --------------    --------------

Cash flows from financing activities:
    Borrowings from related parties                                              6,638             2,329
    Repayments to related parties                                                    -              (800)
    Letters of credit cash collateral                                            9,872                 -
    Dividends paid                                                                (894)             (894)
    Issuance of common stock                                                        79                49
                                                                           --------------    --------------

    Net cash provided by financing activities                                   15,695               684
                                                                           --------------    --------------

Net increase in cash and cash equivalents                                          128             1,489
Balance at beginning of period                                                   3,132             3,002
                                                                           --------------    --------------

Balance at end of period                                                     $   3,260         $   4,491
                                                                           ==============    ==============

Supplemental disclosures - cash paid for:
    Income taxes (refund), net                                               $    (640)       $        4
    Interest                                                                       401               589

          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2000

                                 (In thousands)



                                                                                          Accumulated other
                                Common stock                                        comprehensive income (loss)
                              ------------------      Additional              -----------------------------------         Total
                              Shares Treasury Common   paid-in  Accumulated  Currency  Marketable Pension    Treasury  stockholders'
                              issued  shares   stock   capital    deficit  translation securities liabilities stock      equity
                              ------ -------- ------- --------- ---------- ----------- ---------- ---------  --------- -------------

Balance at December 31, 1999   7,781  1,392   $ 7,781 $290,218  $ (60,898)  $ (13,352)    $  286    $          $(59,358)  $ 163,668
                                                                                                    (1,009)

Net income                         -      -        -         -      3,180          -           -       -              -       3,180
Other comprehensive
  income (loss)                    -      -        -         -          -      (5,759)        10       -              -      (5,749)
Dividends ($.14 per share)         -      -        -         -       (894)         -           -       -              -        (894)
Common stock issued                4      -        4        45          -          -           -       -              -          49
Treasury stock                     -    108        -         -          -          -           -       -         (2,005)     (2,005)
                              ------ -------- ------- --------- ---------- ----------- ---------- ---------  ---------- ------------

Balance at June 30, 2000       7,785  1,500   $ 7,785 $290,263  $ (58,612)  $ (19,111)    $  296    $ (1,009)  $(61,363)  $ 158,249
                              ====== ======== ======= ========= ========== =========== ========== =========  ========== ============








          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

         Tremont Corporation ("Tremont") is principally a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. ("NL") and other joint ventures of 75%-owned TRECO L.L.C. At June 30, 2000, Valhi, Inc. and Tremont, each affiliates of Contran Corporation, held approximately 60% and 20%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At June 30, 2000, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Valhi and other entities related to Harold C. Simmons held approximately 73% of Tremont's outstanding common stock. At June 30, 2000, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain assets of certain employee benefit plans adopted by Valhi and related entities, owned an additional 8% of TIMET's outstanding common stock. Substantially all of Contran's outstanding common voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET. Mr. Simmons is sole trustee of the CMRT and is a member of the trust investment committee of the CMRT.

         The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2000 and the consolidated statements of income, cash flows, comprehensive income (loss) and stockholders' equity for the interim periods ended June 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

         The  Company,  NL and TIMET  will  adopt the  Securities  and  Exchange
Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended, in the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria that must be met before revenue can be recognized. The Company understands that TIMET expects that the adoption of SAB No. 101 will not have a material impact on TIMET's consolidated financial position, liquidity or results of operations. The impact on NL, and therefore the Company, of adopting SAB No. 101, if any, has not yet been determined. If the impact of adopting SAB No. 101 is material, the Company and NL will adopt SAB No. 101 retroactively to the beginning of 2000, and previously-reported results of operations for the first three quarters of 2000 would be restated.

Note 2 - Stockholders' equity:

         In March 2000, NL purchased an additional 500,000 shares of Tremont common stock in market transactions for $9.5 million, and at June 30, 2000, NL held approximately 9% of the Company's outstanding common stock. For financial reporting purposes, the Company has classified its proportional interest of Tremont common stock held by NL as treasury stock. Under Delaware corporate law, the Tremont shares held by NL are not considered treasury stock for voting or quorum purposes. Accordingly, shares outstanding for financial reporting purposes differ from those outstanding for such other purposes.

Note 3 - Unconsolidated affiliates and joint ventures:

         Summarized information relating to the results of operations, financial position and cash flows of TIMET and NL is included in MD&A, which information is incorporated herein by reference.

         TIMET. At June 30, 2000, Tremont held 12.3 million shares, or approximately 39%, of TIMET's outstanding common stock. At June 30, 2000, the net carrying amount of the Company's interest in TIMET was approximately $6.22 per share, while the market price of TIMET common stock at that date was $4.69 per share. In the second quarter of 2000, TIMET issued 467,500 shares of restricted (nonvested) stock under its Long-Term Performance Incentive Plan, which reduced the Company's ownership in TIMET from 39.1% to 38.5% as of June 30, 2000.

         NL Industries. At June 30, 2000, Tremont held 10.2 million shares of NL's outstanding common stock. At June 30, 2000, the net carrying amount of the Company's interest in NL was approximately $11.60 per share while the market price of NL common stock at that date was $15.25 per share.

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

Note 4 - Income taxes:

         The difference between the Company's income tax expense attributable to pretax income and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                                         Six months ended
                                                                             June 30,
                                                            -------------------------------------------
                                                                   1999                   2000
                                                            -------------------    --------------------
                                                                          (In thousands)

Expected income tax expense, at 35%                               $7,065                $ 2,850
Adjustment of deferred tax valuation allowance                         -                  2,336
Incremental tax and rate differences on equity
    in income of companies not included in
    the consolidated tax group                                       124                   (660)
State income taxes and other, net                                     38                     10
                                                            -------------------    --------------------

                                                                  $7,227                $ 4,536
                                                            ===================    ====================

         The deferred tax valuation allowance adjustment in 2000 relates primarily to the Company not recognizing a deferred income tax asset with respect to its equity in losses of TIMET, which the Company believes such asset would not meet the "more-likely-than-not" recognition criteria.

Note 5 - Accounts payable and accrued liabilities:
                                                            December 31,               June 30,
                                                                1999                     2000
                                                         --------------------    ---------------------
                                                                        (In thousands)

Postretirement benefits                                      $ 1,535                   $ 1,535
Other employee benefits                                          250                       250
Environmental cost                                               385                       204
Miscellaneous taxes                                              136                       141
Other                                                          2,317                       361
                                                         --------------------    ---------------------

                                                             $ 4,623                   $ 2,491
                                                         ====================    =====================

Note 6 - Related party transactions:

         Receivables from related parties principally include amounts due from NL and a former affiliate under insurance loss sharing arrangements and amounts due from TIMET for exercises of Tremont stock options. Current payables to related parties include amounts due to TIMET under an intercorporate services agreement.

         During 1998, the Company entered into an advance agreement with Contran under which each party may advance funds to the other, at the prime rate less 0.5%. At June 30, 2000, the interest rate was 9%. Obligations under this agreement are payable upon demand. At June 30, 2000, Tremont owed Contran $15.3 million pursuant to this agreement, which amount was borrowed primarily to purchase shares of NL and TIMET common stock during 1998 and 1999.

Note 7 - Earnings per share:

         Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of conversion of TIMET's Convertible Preferred Securities would be a net reduction of the Company's equity in earnings of TIMET. The reduction results from dilution of the Company's ownership percentage offset in part by increased TIMET net income resulting from elimination of dividends on the Convertible Preferred Securities. Due to TIMET net losses in the 1999 and 2000 three and six-month periods, the effect of the assumed conversion of TIMET's Convertible Preferred Securities would be antidilutive and is omitted from the numerator of the calculation. Tremont stock options omitted from the denominator because they were antidilutive were not material.

                                                          Three months ended                   Six months ended
                                                               June 30,                            June 30,
                                                    --------------------------------    -------------------------------
                                                        1999              2000              1999              2000
                                                    -------------     --------------    --------------    -------------
                                                            (In thousands)                      (In thousands)

Numerator:
   Net income                                           $ 12,455           $ 5,067          $ 12,777           $ 3,180
   Effect of dilutive securities
      of equity investees                                      -                 -                 -                 -
                                                    -------------     --------------    --------------    -------------

   Diluted net income                                   $ 12,455           $ 5,067           $12,777           $ 3,180
                                                    =============     ==============    ==============    =============

Denominator:
   Average common shares outstanding                       6,387             6,285             6,384             6,328
   Average dilutive stock options                             61                55                76                53
                                                    -------------     --------------    --------------    -------------

   Diluted shares                                          6,448             6,340             6,460             6,381
                                                    =============     ==============    ==============    =============


Note 8 - Commitments and contingencies:

     The Company entered into a voluntary settlement agreement effective as of July 7, 2000 with the Arkansas Department of Environmental Quality and certain other potentially responsible parties, pursuant to which the Company and the other potentially responsible parties will undertake certain investigatory and remediation activities at a former mining site located in Hot Spring County, Arkansas. The Company currently believes it has accrued adequate amounts to cover its share of the costs for such remediation activities. The Company believes that to the extent it has any additional liability for remediation at this site, it is only one of a number of apparently solvent potentially responsible parties that would ultimately share in any such costs. As of June 30, 2000, the Company had accrued approximately $6 million related to these matters.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
         OF OPERATIONS
        --------------
                             RESULTS OF OPERATIONS

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

         The Company reported second quarter 2000 net income of $5.1 million, or $.80 per diluted share, compared to net income of $12.5 million, or $1.93 per diluted share, for the same quarter in 1999. The Company's net income for the six months ended June 30, 2000 and 1999 was $3.2 million and $12.8 million, respectively, or $.50 and $1.98 per diluted share, respectively. Tremont's second quarter 2000 results included the Company's equity in NL, whose results included a $27.5 million net-of-tax gain from an insurance settlement, representing income to the Company of $.54 per diluted share. Tremont's second quarter 1999 results included the Company's equity in NL's $90 million non-cash income tax benefit, representing income to the Company of $1.70 per diluted share.

         The Company's equity in earnings of 39%-owned TIMET was a loss of $2.2 million in the second quarter of 2000 compared to a loss of $.7 million in the second quarter of 1999. TIMET reported a second quarter 2000 net loss of $9.5 million compared to a net loss of $2.5 million in the second quarter of 1999. TIMET's sales of $108.8 million in the second quarter of 2000 were 15% lower than the year-ago period. This resulted principally from a 10% decline in average mill product selling prices offset by a 3% increase in sales volume. Ingot and slab sales volume increased 34% from year-ago levels, while average selling prices declined 4%. As compared to the first quarter of 2000, TIMET's mill product sales volume in the second quarter of 2000 increased 7%, while average selling prices decreased 6%. Ingot and slab sales volume in the second quarter of 2000 increased 53% compared to the first quarter of 2000, while average selling prices decreased 4%.

         The Company's equity in earnings of 20%-owned NL was $11.9 million in the second quarter of 2000 compared to $21.4 million for the same quarter of 1999. NL reported net income of $63.4 million in the second quarter of 2000 compared to net income of $111.8 million for the same quarter in 1999. Excluding the 2000 settlement gain and 1999 income tax benefit, NL's net income in the first half of 2000 was $59.6 million, up 66% from $35.8 million in the first half of 1999. Operating income of NL's titanium dioxide pigments business increased 42% to $62.7 million in the second quarter of 2000 compared to $44.1 million in the second quarter of 1999. NL's improved operating income is primarily due to higher average selling prices in billing currencies and record sales volume, partially offset by a second quarter 1999 $5.3 million currency exchange transaction gain. Second-quarter operating income improved 36% over the $46.2 million in the first quarter of 2000 on strong economic fundamentals resulting in 3% higher average selling prices in billing currencies, 9% higher sales volume and 4% higher production volume. NL's second quarter 2000 income includes a $43 million pre-tax net gain from a June 2000 settlement with one of NL's two principal former insurance carriers. The settlement ends a court proceeding against the carrier that NL initiated to seek reimbursement for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures.

         The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnership.

         As discussed  above, the Company's major assets are its interests in NL
(TiO2) and TIMET (titanium metals). Tremont periodically evaluates the net carrying value of its long-term assets, principally its interests in TIMET and NL, to determine if there has been any decline in value that is other than temporary and would, therefore, require a writedown which would be accounted for as a realized loss. At December 31, 1999, after considering what it believed to be all relevant factors, including, among other things, TIMET's operating results, financial position, estimated asset values and prospects, the Company recorded a $61 million pre-tax non-cash charge to earnings to reduce the net carrying value of its investment in TIMET for an other than temporary impairment. In determining the amount of the impairment charge, the Company considered, among other things, then-recent ranges of TIMET's NYSE market price and estimates of TIMET's future operating losses which would further reduce the Company's carrying value of its investment in TIMET as it records additional equity in losses of TIMET. The Company's per share net carrying value of its interest in TIMET at June 30, 2000 was $6.22 per share, compared to a per share market price of $4.69 at that date. The Company's per share net carrying amount of its interest in NL at June 30, 2000 was $11.60 per share, compared to a per share market price of $15.25 at that date. The Company will continue to monitor and evaluate its interests in NL and TIMET based upon, among other things, their respective results of operations, financial condition, liquidity and business outlook. In the event Tremont determines that any further decline in value of its interests below their net carrying value has occurred which is other than temporary, it would report an appropriate writedown at that time.

         The Company's income tax rate in the three and six-month periods ended June 30, 2000 varied from the U.S. statutory rate principally because the Company did not recognize a deferred tax asset with respect to its equity in losses of TIMET, which the Company believes such asset would not meet the "more-likely-than-not" recognition criteria.

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

                                     Three months ended                          Six months ended
                                          June 30,                                   June 30,
                                   -----------------------                   -------------------------
                                    1999          2000          Change         1999           2000          Change
                                   --------    -----------    -----------    ----------    -----------     ----------
                                       (In millions)                              (In millions)

Net sales                           $ 127.6     $  108.8          -15%        $  261.7      $  213.6          -18%
                                   ========    ===========    ===========    ==========    ===========     ==========

Operating income (loss)             $   1.1     $   (9.5)       $ (10.6)      $    (.4)     $  (27.9)       $( 27.5)
Corporate income, net                    .8          1.1                           1.7           3.6
Interest expense                        1.7          2.0                           3.0           4.2
                                   --------    -----------                   ----------    -----------
                                         .2        (10.4)                         (1.7)        (28.5)

Income tax expense (benefit)             .1         (3.7)                          (.6)        (10.0)
Minority interest                       2.6          2.8                           5.3           5.3
                                   --------    -----------                   ----------    -----------
Loss before extraordinary
    item                               (2.5)        (9.5)                         (6.4)        (23.8)
Extraordinary item - early
    extinguishment of debt,
    net of tax                          -            -                             -             (.9)
                                   --------    -----------                   ----------    -----------

Net loss                            $ (2.5)     $   (9.5)       $  (7.0)      $   (6.4)     $  (24.7)       $ (18.3)

                                   ========    ===========    ===========    ==========    ===========     ==========

Tremont's equity in TIMET's
   losses before extraordinary
   item, including amortization
   of basis differences            $   (.7)      $  (2.2)       $  (1.5)      $   (1.9)     $   (6.2)       $  (4.6)

                                   ========    ===========    ===========    ==========    ===========     ==========

Mill product shipments:
   Volume (metric tons)               2,800        2,890           +3%           5,800         5,590           -4%
   Average price ($ per kilogram)
                                   $  35.00      $ 28.65          -18%        $  34.75      $  29.70          -15%


         Sales and operating income (loss). TIMET's results of operations before special items in the first half of 2000 decreased from the comparable period in 1999 due primarily to an 8% decline in average mill product selling prices caused by lower demand in the aerospace market and competitive pricing pressures in certain product lines. Mill product sales volume in the first half of 2000 decreased 4% from the comparable period in 1999. Ingot and slab sales volume in the first half of 2000, which represents about 10% of TIMET's net sales, decreased 2% compared to the first half of 1999, while average selling prices decreased 4%. Net sales of $108.8 million in the second quarter of 2000 were 15% lower than the second quarter of last year due principally to a 10% decline in average mill product selling prices offset by a 3% increase in sales volume. Ingot and slab volume for the second quarter of 2000 increased 34% from year-ago levels, while average prices declined 4%. As compared to the first quarter of 2000, mill product sales volume in the second quarter of 2000 increased 7%, while average selling prices decreased 6%. Ingot and slab sales volume in the second quarter of 2000 increased 53% compared to the first quarter of 2000, while average selling prices decreased 4%.

         TIMET's cost of sales (excluding special charges of $6.7 million in the first quarter of 2000) as a percentage of net sales in the second quarter and first half of 2000 (99% and 98%, respectively) increased from the comparable periods in 1999 (89% and 90%, respectively) primarily due to the reduction in selling prices more than offsetting the benefits received from various cost reduction programs.

         As previously reported, TIMET implemented a plan to address then-current market and operating conditions, which resulted in the recognition of a $3.7 million restructuring charge in the first quarter of 2000. During the second quarter of 2000, the restructuring accrual was reduced by $.9 million primarily related to a reduction in the previously-reported number of employee terminations from 250 to 200 people due to near-term production levels that are expected to be somewhat higher than previously anticipated. The $2.8 million net restructuring charge is included in the operating loss of the "Titanium melted and mill products" segment in 2000 and is principally related to personnel severance and benefits for the approximately 200 employees terminated.

         TIMET's selling, general, administrative and development expenses in the second quarter and first half of 2000 decreased $1.4 million and $2.8 million, respectively, from the comparable periods in 1999 due to lower information technology costs associated with the support of TIMET's business-enterprise system and the partial realization of certain benefits from the 2000 restructuring plan.

         Net sales of the "Other" segment consisted of TIMET's nonintegrated joint ventures, which investments have been either sold or charged off due to an asset impairment. Equity losses in the "Other" segment were lower in 2000 principally as a result of TIMET's no longer recognizing its share of losses associated with nonintegrated joint ventures that were charged off in the fourth quarter of 1999.

         TIMET's firm order backlog at the end of June 2000 was approximately $160 million. Comparable backlogs at the end of March 2000 and June 1999 were approximately $185 million and $240 million, respectively.

         TIMET believes that its business in the second quarter of 2000 continued to be adversely impacted by an excess supply of titanium inventory throughout the aerospace industry supply chain. Although there appear to be signs that this situation is abating in selected products, the competitive environment has continued to result in soft selling prices. Current indications are that sales and operating margins, before special items, will be slightly lower for the balance of 2000 compared to the first half of this year. TIMET is continuing its efforts to increase sales and reduce costs wherever possible.

         European operations. TIMET has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing TIMET's U.S. and European operations are substantially the same.

         Approximately one-half of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, is subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in functional currencies. TIMET's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

         The U.S. dollar sales and purchases of TIMET's European operations described above provide some natural hedge of non-functional currencies, and TIMET does not use currency contracts to hedge its currency exposures. Net currency transaction losses of TIMET were $.7 million during the six months ended June 30, 2000 and $1.5 million during the same period in 1999. At June 30, 2000, consolidated assets and liabilities of TIMET denominated in currencies other than functional currencies were approximately $21 million and $17 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

         Dividends and interest income. Dividends and interest income of TIMET consists principally of dividends on $80 million of non-voting preferred securities of Special Metals Corporation which accrue at an annual rate of 6.625%.

         General corporate income (expense), net. General corporate income (expense), net includes currency transaction losses described above. The increase in general corporate income for the six months ended June 30, 2000 is due to a $1.2 million gain on the sale of TIMET's interest in its castings joint venture in the first quarter of 2000.

         Interest expense. TIMET's interest expense in the second quarter and first half of 2000 increased $.3 million and $1.3 million, respectively, from the comparable periods in 1999 primarily due to increased interest rates related to TIMET's credit facilities completed in February 2000. The effect of the interest rate increases more than offset the benefit of lower average outstanding borrowings. Interest expense in the first half of 2000 is also higher due to a lower level of interest capitalized in the first quarter of 2000 as compared to the year-ago period.

         Income taxes. TIMET operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income (loss) can impact TIMET's effective tax rate.

         Minority interest. Dividend expense related to TIMET's 6.625% Convertible Preferred Securities approximated $6.6 million in both the 1999 and 2000 six month periods, and is reported as minority interest, net of allocable income taxes.

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

                                         Three months ended                        Six months ended
                                              June 30,                                 June 30,
                                        ----------------------                  -----------------------
                                          1999         2000        Change         1999         2000         Change
                                        ---------    ---------    ----------    ----------   ----------    ----------
                                            (In millions)                           (In millions)

Net sales                                 $232.6      $251.1          +8%         $434.1       $482.1         +11%
                                        =========    =========    ==========    ==========   ==========    ==========

Operating income                          $ 44.1     $  62.7         +42%         $ 75.1      $ 109.0         +45%
General corporate items:
   Securities earnings, net                  1.5         7.4                         3.1          9.2
   Litigation settlement gain, net
      and other corporate income             1.2        44.1                         2.3         45.2
   Expenses, net                            (5.4)      (10.0)                      (10.7)       (16.3)
   Interest expense                         (9.3)       (7.9)                      (19.1)       (15.8)
                                        ---------    ---------                  ----------   ----------
                                            32.1        96.3         $64.2          50.7        131.3         $80.6
Income tax expense (benefit)               (81.9)       32.8                       (77.4)        44.0
                                        ---------    ---------                  ----------   ----------
Income before minority interest            114.0        63.5        $(50.5)        128.1         87.3        $(40.8)
Minority interest                            2.2          .1                         2.3           .2
                                        ---------    ---------                  ----------   ----------

Net income                                $111.8      $ 63.4        $(48.4)       $125.8       $ 87.1        $(38.7)
                                        =========    =========    ==========    ==========   ==========    ==========


Net income                                $ 21.4      $ 11.9       $  (9.5)       $ 23.2       $ 15.8         $(7.4)
                                        =========    =========    ==========    ==========   ==========    ==========

Percent changes in TiO2:
    Sales volume                                                      +9%                                     +16%
    Average selling prices (in billing
       currencies)                                                    +5%                                      +3%

         Net sales and operating income. NL conducts its titanium dioxide ("TiO2") pigments operations through its wholly-owned subsidiary, Kronos, Inc. Kronos' operating income in the second quarter of 2000 increased from the comparable period in 1999 due to higher average selling prices in billing currencies (which excludes the effects of foreign currency translation) and record sales volume, partially offset by the previously reported second-quarter 1999 $5.3 million foreign currency transaction gain. Kronos' operating income in the first half of 2000 increased from the comparable period in 1999 due to record sales volume, higher average selling prices in billing currencies and higher production volume, partially offset by the second-quarter 1999 $5.3 million foreign currency transaction gain.

         Average TiO2 selling prices in billing currencies for the second quarter of 2000 were 5% higher than the second quarter of 1999 and were 3% higher than the first quarter of 2000. Average selling prices in billing currencies at the end of the second quarter were 1% higher than the average for the quarter. Kronos' prices were up in all major regions from the second quarter of 1999. Prices were higher in Europe and export markets from the first quarter of 2000 and were flat in North America. Average selling prices in billing currencies for the first half of 2000 were 3% higher than the first half of 1999 with increases in all major regions. During the second quarter of 2000, Kronos announced price increases of 7% in Europe and 4% in North America, both of which Kronos expects, depending on market conditions, to implement during the second half of 2000.

         Kronos' second-quarter sales volume represents the highest-quarter sales in Kronos' history. Sales volume increased 9% from both the second quarter of 1999 and the first quarter of 2000, reflecting sustained demand in all major regions. Sales volume in the first half of 2000 was 16%, or 31,000 metric tons, higher than the first half of 1999. Although Kronos believes its TiO2 sales volume for the second half of 2000 will be lower than the record sales volume in the second half of 1999, Kronos anticipates its TiO2 sales volume for full-year 2000 will be higher than that of 1999.

         NL's second-quarter 2000 production volume was slightly higher than the comparable 1999 period with operating rates in both periods near full capacity. Kronos' production volume in the first half of 2000 was 8% higher than the comparable 1999 period with operating rates near full capacity compared to 91% capacity utilization in the first half of 1999. Kronos' chloride-process production facility in Leverkusen, Germany suffered a small fire in one of its production lines in the second quarter of 2000, resulting in approximately 5,000 metric tons of lost production. The production line has been fully repaired and on stream since early June. NL has insurance coverage for the loss of production and damaged property and, in the second quarter of 2000, NL accrued $4.1 million of expected insurance reimbursements as a reduction of cost of sales to offset unallocated period costs that were recorded as a result of the lost production. NL's efforts to debottleneck Kronos' production facilities to meet long-term demand continue to prove successful. NL expects Kronos' production capacity will be increased by 25,000 metric tons primarily at its chloride facilities, with only modest capital expenditures, bringing Kronos' capacity to approximately 465,000 metric tons by 2002. Kronos expects to produce more in 2000 than the record 434,000 metric tons it produced in 1998.

         Kronos expects its full-year 2000 operating income will be higher than 1999 primarily because of higher average selling prices in billing currencies, higher production and sales volumes and its continued focus on controlling costs. The extent of the improvement will be determined primarily by the magnitude of realized price increases.

         Compared to the year-earlier periods, Kronos' cost of sales as a percentage of net sales decreased in both the second quarter and first half of 2000 primarily due to higher average selling prices in billing currencies, higher production volume and $4.1 million of accrued insurance reimbursements. Excluding the effects of foreign currency translation, which decreased NL's expenses in the second quarter and first half of 2000 compared to the year-earlier periods, Kronos' selling, general and administrative expenses increased in the second quarter and first half of 2000 due to higher distribution expenses associated with higher sales volumes in these periods.

         A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro, decreased the dollar value of sales for the second quarter and first half of 2000 by a net $17 million and $30 million, respectively, when compared to the year-earlier periods. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' average selling price in U.S. dollars for the second quarter and first half of 2000 were lower by 1% and 3%, respectively, than the comparable periods in 1999. Kronos' operating costs that are not denominated in U.S. dollars were also lower when translated to U.S. dollars in the second quarter and first half of 2000 compared to the year-earlier periods and, accordingly, Kronos' unit costs in U.S. dollar terms were lower in the second quarter and first half of 2000 compared to the same periods last year. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins at NL's non-U.S. subsidiaries on their export sales. This helps to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in the second quarter and first half of 2000, excluding the second-quarter 1999 $5.3 million gain described above, was not significant when compared to the year-earlier periods.

         General corporate. Securities earnings of NL in the second quarter of 2000 includes a $5.6 million securities gain related to common stock received from the demutualization of MetLife, Inc., an insurance company from which NL had purchased certain insurance policies.

         Corporate income of NL in the second quarter of 2000 includes a $43 million net gain from a June 2000 settlement with one of NL's two principal former insurance carriers. Corporate expenses were higher in the second quarter of 2000 primarily due to higher environmental remediation accruals and legal expenses.

         Interest expense of NL in the second quarter and first half of 2000 decreased 15% and 17%, respectively, from the comparable periods in 1999 primarily due to reduced levels of outstanding debt and lower European borrowing rates. At the end of the second quarter of 2000, NL repaid $16.7 million of its euro-denominated short-term debt with excess cash flow from operations. NL expects its full-year 2000 interest expense will be lower than 1999 primarily due to reduced levels of outstanding debt and lower European borrowing rates.

         Provision for income taxes. NL reduced its deferred income tax valuation allowance by $7.5 million in the first half of 1999 and $1.3 million in the first half of 2000 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

         NL recognized a $90 million noncash net income tax benefit in 1999 that included (i) a $36 million reduction in deferred tax liabilities related to a favorable resolution of a German tax contingency, (ii) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which NL believes meet the recognition criteria as a result of, among other things, a corporate restructuring of NL's German subsidiaries, offset by (iii) a $24 million increase in the valuation allowance to reduce the previously recognized benefit of certain other deductible income tax attributes which NL believes do not meet the recognition criteria due to a change in German tax law.

         Other. Minority interest primarily relates to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $4.5 million at June 30, 2000. Tremont's 12.3 million shares of TIMET common stock and 10.2 million shares of NL common stock had a quoted market value of approximately $58 million and $156 million, respectively, at June 30, 2000.

         The Company's equity in earnings of affiliates are primarily noncash. The Company received cash distributions from Landwell of $.4 million in the first half of 1999 and $.1 million in the first half of 2000 primarily to cover taxes associated with Landwell's income from land sales. In the first half of 1999, TIMET and NL paid cash dividends aggregating $1.7 million. In the first half of 2000, NL paid a cash dividend of $.30 per share, aggregating $3 million. TIMET suspended its quarterly dividend in the fourth quarter of 1999 and TIMET's U.S. credit agreement now prohibits the payment of dividends on TIMET's common stock. In July 2000, NL`s Board of Directors declared a third quarter dividend of $.15 per share payable September 27, 2000 to shareholders of record as of September 15, 2000. Payments and amounts of NL dividends in the future are at the discretion of NL's Board of Directors.

         Relative changes in the Company's assets and liabilities did not have a material impact on its cash flow from operating activities for the 1999 and 2000 periods.

         At June 30, 2000, the Company owed Contran $15.3 million including accrued interest pursuant to an advance agreement with Contran, which amount was borrowed primarily to purchase shares of NL and TIMET common stock in 1998 and 1999. In the second quarter of 2000, the Company repaid $.8 million of the advances from Contran and in July 2000, the Company repaid an additional $.8 million.

         The Contran advance agreement and dividends from NL are currently Tremont's primary sources of liquidity. Unless the Company decides to purchase additional shares of NL, TIMET or Tremont securities, the Company does not currently believe it will need to borrow additional amounts from Contran.

         Tremont's current quarterly dividend rate is $.07 per share. On July 18, 2000, the Company's Board of Directors declared a regular quarterly dividend of $.07 per common share, payable on September 29, 2000 to stockholders of record as of September 15, 2000.

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

TIMET - Summarized balance sheet and cash flow information.

                                                                           December 31,              June 30,
                                                                               1999                    2000
                                                                        -------------------    ---------------------
                                                                                       (In millions)

Cash and equivalents                                                         $   20.7                $    6.2
Other current assets                                                            321.9                   259.1
Goodwill and other intangible assets                                             71.1                    66.4
Other noncurrent assets                                                         136.0                   139.9
Property and equipment, net                                                     333.4                   314.2
                                                                        -------------------    ---------------------

                                                                             $  883.1                $  785.8
                                                                        ===================    =====================

Current liabilities                                                          $  194.4                $  123.2
Long-term debt and capital lease obligations                                     32.2                    32.6
Accrued postretirement benefit cost                                              19.9                    19.5
Other noncurrent liabilities                                                     19.9                    25.0
Minority interest - Convertible Preferred Securities                            201.3                   201.3
Other minority interest                                                           7.3                     8.2
Stockholders' equity                                                            408.1                   376.0
                                                                        -------------------    ---------------------

                                                                             $  883.1                $  785.8
                                                                        ===================    =====================


                                                                                     Six months ended
                                                                                         June 30,
                                                                        --------------------------------------------
                                                                               1999                    2000
                                                                        -------------------    ---------------------
                                                                                       (In millions)
Net cash provided (used) by:
  Operating activities:
     Excluding changes in assets and liabilities                             $   16.1               $   (4.3)
     Changes in assets and liabilities                                            7.9                   33.6
                                                                        -------------------    ---------------------
                                                                                 24.0                   29.3
  Investing activities                                                          (11.3)                   2.2
  Financing activities                                                          (22.6)                 (46.2)
                                                                        -------------------    ---------------------

                                                                             $   (9.9)              $  (14.7)
                                                                        ===================    =====================

  Cash paid for:
    Interest, net of amounts capitalized                                     $    2.8               $    3.9
    Convertible Preferred Securities dividends                                    6.7                    3.3
    Income taxes (refund), net                                                   (5.7)                  (6.1)

         At June 30, 2000, TIMET had net debt of $64 million ($70 million of notes payable and long-term debt and $6 million of cash and equivalents). TIMET also had approximately $112 million of borrowing availability under its U.S. and European credit lines. TIMET believes its U.S. and European credit lines will provide it with the liquidity necessary for current market and operating conditions.

         Operating activities. Cash provided by operating activities of TIMET was $29 million for the six-month period ended June 30, 2000, up from $24 million for the same period in 1999, as summarized below.

         TIMET's cash from operating activities, excluding changes in assets and liabilities, generally followed the trend in its operating results. Results of operations in 2000 included non-cash special charges of $6.7 million.

         TIMET's changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. TIMET's plan to address current market conditions includes more effective working capital management, particularly inventories and receivables, both of which were reduced in the first half of 2000. The significant reduction in receivables in the first half of 2000 was also attributable to $16 million of customer payments received in the first quarter of 2000 related to a bill-and-hold shipment from 1999. TIMET received tax refunds of $6.7 million in the second quarter of 2000. In July 2000, TIMET received an additional $.7 million in tax refunds.

         Dividends on the $80 million of Special Metals Corporation 6.625% convertible preferred securities held by TIMET had previously been deferred by SMC due to limitations imposed by SMC's bank credit agreements. However, in April and July 2000, TIMET received quarterly dividends of $1.3 million per quarter. There can be no assurances that TIMET will continue to receive additional dividends during the remainder of 2000.

         Investing activities. TIMET's capital expenditures were $4.8 million for the six months ended June 30, 2000 compared to $14.5 million for the same period in 1999. Capital expenditures for 2000 are estimated to be less than $14 million and are planned to include those principally intended for capital maintenance and environmental, health and safety purposes. Proceeds from the sale of property and equipment in 1999 included the sale of an interest in a corporate aircraft and assets sold as part of TIMET's restructuring activities.

         In the first quarter of 2000, TIMET sold its interest in the castings joint venture to Wyman-Gordon for $7 million and recorded a pretax gain of $1.2 million.

         Financing activities. Net debt repayments in the 2000 period reflect reductions of outstanding borrowings principally in the U.S. resulting from collection of receivables, reduction in inventories and the sale of the castings joint venture. Net debt repayments in 1999 reflect reductions of outstanding borrowings in both the U.S. and U.K.

         In November 1999, TIMET's Board of Directors voted to suspend the regular quarterly dividend on TIMET's common stock in view of, among other things, the continuing weakness in overall market demand for titanium metal products. TIMET's U.S. credit agreement now prohibits the payment of dividends on TIMET's common stock.

         TIMET's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. As previously reported, TIMET has exercised its right to defer future dividend payments on these securities for a period of 10 quarters (subject to possible further extension for up to an additional 10 quarters), although interest will continue to accrue at the coupon rate on the principal and unpaid dividends. TIMET's goal is to resume dividends on the Convertible Preferred Securities when the outlook for TIMET's results from operations improves substantially. As of June 30, 2000, accrued dividends on TIMET's Convertible Preferred Securities are reflected as noncurrent liabilities in TIMET's consolidated balance sheet.


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

NL Industries - Summarized balance sheet and cash flow information.

                                                                              December 31,               June 30,
                                                                                  1999                     2000
                                                                          ---------------------    ----------------------
                                                                                          (In millions)

Cash and cash equivalents                                                      $    151.8                 $     154.7
Other current assets                                                                354.6                       386.1
Noncurrent securities                                                                15.1                        25.7
Investments in joint ventures                                                       157.6                       152.3
Other noncurrent assets                                                              28.7                        26.0
Property and equipment                                                              348.4                       325.5
                                                                          ---------------------    ----------------------

                                                                               $  1,056.2                 $   1,070.3
                                                                          =====================    ======================

Current liabilities                                                            $    264.8                 $     249.9
Long-term debt                                                                      244.3                       244.2
Deferred income taxes                                                               108.2                       128.8
Accrued OPEB cost                                                                    37.1                        29.6
Environmental liabilities                                                            64.5                        52.5
Other noncurrent liabilities                                                         62.3                        53.4
Minority interest                                                                     3.9                         4.1
Stockholders' equity                                                                271.1                       307.8
                                                                          ---------------------    ----------------------

                                                                               $  1,056.2                  $  1,070.3
                                                                          =====================    ======================

                                                                                         Six months ended
                                                                                             June 30,
                                                                          -----------------------------------------------
                                                                                  1999                     2000
                                                                          ---------------------    ----------------------
                                                                                          (In millions)
Net cash provided (used) by:
  Operating activities:
      Before changes in assets and liabilities                                    $     64.1                $    80.1
      Changes in assets and liabilities                                                (47.9)                    (8.6)
                                                                          ---------------------    ----------------------
                                                                                        16.2                     71.5
  Investing activities                                                                 (27.6)                   (21.6)
  Financing activities                                                                 (18.8)                   (45.4)
                                                                          ---------------------    ----------------------

                                                                                  $    (30.2)              $      4.5
                                                                          =====================    ======================
Cash paid for:
  Interest, net of amounts capitalized                                            $     18.7               $     15.7
  Income taxes, net                                                                      5.2                     10.8

         Operating activities. The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities, in the first half of 2000 increased from the comparable period in 1999 primarily due to higher operating income, partially offset by lower cash distributions from NL's TiO2 manufacturing joint venture. Changes in NL's inventories, receivables and payables (excluding the effect of currency translation) used $38.2 million and $14.5 million of cash in the first half of 1999 and 2000, respectively, primarily due to increases in receivables in each period. The cash used in the first half of 2000 was significantly less than the first half of 1999 due to a greater amount of cash being provided from reductions in inventory levels.

         Investing activities. In the first quarter of 2000, NL purchased 500,000 shares of Tremont's common stock in market transactions for $9.5 million. In the first half of 1999, NL collateralized letters of credit with $12.5 million of NL's cash, and classified such amounts as current restricted cash equivalents.

         Financing activities. At the end of the second quarter of 2000, NL repaid euro 17.9 million ($16.7 million when paid) of its euro-denominated short-term debt with excess cash flow from operations.

         In the second quarter of 2000, NL paid a regular quarterly dividend of $.15 per share to shareholders aggregating $7.6 million. Dividends paid during the first half of 2000 totaled $15.2 million. In July 2000, NL's Board of
Directors declared a regular quarterly dividend of $.15 per share to shareholders of record as of September 15, 2000 to be paid on September 27, 2000.

         In 1999, NL's Board of Directors authorized a 1.5 million share repurchase program. Pursuant to this program, NL purchased in the open market
(i) 552,000 shares of its common stock at an aggregate cost of $7.2 million in 1999, (ii) 927,000 shares at an aggregate cost of $14 million in the first half of 2000 and (iii) 21,000 shares at an aggregate cost of $.3 million in July 2000. In July 2000, NL's Board of Directors authorized the purchase of up to an additional 1.5 million shares and, pursuant to this authorization, NL purchased 271,000 shares of its common stock in the open market at an aggregate cost of $5 million through August 1, 2000.

         Cash, cash equivalents, restricted cash equivalents and borrowing availability. At June 30, 2000, NL had cash and cash equivalents aggregating $138 million ($41 million held by non-U.S. subsidiaries) and an additional $17 million of restricted cash equivalents. NL's subsidiaries had $28 million available for borrowing at June 30, 2000 under existing non-U.S. credit facilities.

         Income tax contingencies. Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest.

         During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($6 million at June 30, 2000) relating to 1994. NL appealed the 1994 assessment to the Fredrikstad City Court, and, in February 2000, the court ruled in favor of the tax authorities on the primary issue, but asserted that the tax authorities' assessment was overstated by NOK 34 million ($4 million at June 30, 2000). In March 2000 the tax authorities agreed with the court and reduced the 1994 assessment to NOK 17 million ($2 million at June 30, 2000). The tax authorities issued a NOK 13 million ($1 million at June 30, 2000) assessment for 1996 which has been computed on a similar basis as the revised 1994 assessment. NL has appealed the court's decision on the primary issue related to the 1994 assessment to a higher court, and NL believes that the outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. NL has granted a lien for the 1994 and 1996 tax assessments on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

         No assurance can be given that these or other tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

         Environmental matters and litigation. NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has adequate accruals ($113 million at June 30, 2000) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries other than the June 2000 settlement discussed below. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

         In June 2000, NL settled with one of its two principal former insurance carriers a lawsuit that NL initiated to seek reimbursement from an insurance carrier for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. In July 2000, proceeds of $45 million from the settlement were transferred by the carrier to a special purpose trust established to pay future remediation and other environmental expenditures of NL. NL is continuing to pursue similar claims with other insurance carriers and expects to recover additional amounts, although there can be no assurance that any such additional amounts will be received.

         Lead pigment litigation. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and
(ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage and bills which would revive actions barred by the statute of limitations. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

         Other. In the second quarter of 2000, a confederation of labor organizations in Norway implemented a work stoppage directed at various Norwegian employers, including NL's 30,000 metric ton TiO2 facility and ilmenite mining operations. The work stoppage lasted only a few days and did not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

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

                           PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.
                  -----------------

         Reference is made to the 1999 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 for the Company, TIMET and NL for descriptions of certain legal proceedings.

TIMET

         In March 2000, TIMET filed a lawsuit against The Boeing Company seeking damages estimated in excess of $600 million in connection with TIMET's long-term sales agreement with Boeing. Boeing recently filed its answer to TIMET's complaint denying substantially all of TIMET's allegations and making certain counterclaims against TIMET. TIMET believes such counterclaims are without merit and intends to vigorously defend against such claims. Since April 2000, TIMET and Boeing have been in discussions to determine if a settlement can be reached. Those discussions are ongoing; however, no assurance can be given that a settlement will be achieved.

NL Industries

             City of St.  Louis v. Lead  Industries  Association,  et al.
(No. 002-245, Division 1). In May 2000, defendants moved to dismiss all claims. Briefing is not yet complete.

             Brenner, et al. v. American Cyanamid, et al. (No. 12596-93). In June 2000, following remand of the appellate court's dismissal of market share claims, the trial court dismissed all remaining claims. The time for plaintiffs to appeal has not yet run.

             Parker v. NL Industries, et al. (No. 97085060 CC915). In June 2000, following a two-week trial, the jury returned a verdict for NL. Plaintiffs have appealed.

             Thomas v. Lead Industries Association, et al. (No. 99-CV-6411). In June 2000, the trial court granted defendants' motion to dismiss the product defect and Wisconsin consumer protection statute claims.

             Smith, et al. v. Lead Industries Association,  et al.
(No.  24-C-99-004490).  In June 2000, defendants moved to dismiss all claims for
lack of product identification.   Briefing is not yet complete.

             County of Santa Clara v. Atlantic Richfield Company, et al. (No. CV788657). In June 2000, defendants filed demurrers to dismiss all claims. Briefing is not yet complete.

             In June 2000, two complaints were filed in Texas state court, Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175), and Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). NL has not been served in either case. The School Districts seek past and future damages and exemplary damages for costs they have allegedly incurred due to the presence of lead-based paint in their buildings from NL, the Lead Industries Association ("LIA") and seven other companies sued as former manufacturers of lead-based paint. Plaintiffs allege claims for design defect and marketing defect, negligent product design and failure to warn, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, and indemnity. NL intends to deny all allegations of wrongdoing and liability and to defend the cases vigorously.

             In June 2000, a complaint was filed in Illinois state court, Mary Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). NL has not been served. Plaintiffs seek to represent two classes, one of all minors between ages six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between ages six and twenty years who lived between ages six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. The complaint seeks to hold jointly and severally liable NL, the LIA, and seven other companies sued as former manufacturers of lead pigment and/or lead paint. Plaintiffs allege claims for negligent product design, negligent failure to warn, strict products liability, violation of the Illinois Consumer Fraud Act, fraud by omission, market share liability, civil conspiracy, concert of action, enterprise liability and alternative liability. NL intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

             Cherokee County, Kansas Site. In June 2000, NL finalized the previously reported agreement in principle allocating remediation costs among the PRPs at the Baxter Springs subsite in Cherokee County.



Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.
                  ---------------------------------

         (a)  Exhibits:

                10.1 Intercorporate Services Agreement, effective as of January 1, 2000, by and between the Registrant and Titanium Metals Corporation, incorporated by reference to Exhibit 10.1 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2000.

                10.2 Intercorporate Services Agreement, effective as of January 1, 2000, by and between NL Industries, Inc. and Titanium Metals Corporation, incorporated by reference to Exhibit 10.4 of NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2000.

                10.3 Executive Severance Policy of Titanium Metals Corporation, as amended and restated effective May 17, 2000, incorporated by reference to Exhibit
                              10.3 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2000.

                10.4 Titanium Metals Corporation Executive Stock Ownership Loan Plan, effective as of February
                              19, 1998, incorporated by reference to Appendix A of Titanium Metals Corporation's Proxy Statement dated April 14, 2000 for its Annual Meeting of Stockholders held on May 17, 2000.

                10.5          Amendment  to  NL  Industries,   Inc.   Retirement
                              Savings Plan effective as of January 1, 2000, incorporated by reference to Exhibit 10.1 of NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2000.

                10.6 Intercorporate Service Agreement by and between Valhi, Inc. and NL Industries, Inc. as of
                              January  1, 2000,  incorporated  by  reference  to
                              Exhibit 10.2 of NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2000.

                10.7 Intercorporate Service Agreement by and between Contran Corporation and NL Industries, Inc. as of January 1, 2000, incorporated by reference to
                              Exhibit 10.3 of NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2000.

                10.8          Intercorporate Service  Agreement by  and  between
                              CompX  International,   Inc.  and  NL Industries,
                              Inc. as of January 1, 2000, incorporated by reference to Exhibit 10.6 of NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2000.

                27.1          Financial Data Schedule for the quarter ended June
                              30, 2000.



         (b) Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 2000 and for the month of July 2000:

                       Report Date                            Items Reported
              ------------------------------             -----------------------

                     April 27, 2000                               5 and 7
                      May 10, 2000                                5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TREMONT CORPORATION
                                      ------------------------------------------
                                                    (Registrant)




Date: August 10, 2000             By  /s/  Mark A. Wallace
--------------------------            ------------------------------------------
                                      Mark A. Wallace
                                      Vice President and Chief Financial Officer
                                      (Principal Finance Officer)



Date: August 10, 2000             By  /s/ David P. Burlage
--------------------------            ------------------------------------------
                                      David P. Burlage
                                      (Principal Accounting Officer)