Form 10-Q
period 2000-09-30
TREMONT CORPORATION
filed 2000-11-14
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 - For the quarter ended September 30, 2000
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


                         Commission file number 1-10126




                               Tremont Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




       Delaware                                  76-0262791
--------------------------------------       -------------------------------
(State or other jurisdiction of
incorporation or organization)                  (IRS Employer
                                                 Identification No.)





                1999 Broadway, Suite 4300, Denver, Colorado 80202
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)




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


Number of shares of common stock outstanding on October 31, 2000: 6,422,658

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


                               TREMONT CORPORATION

                                      INDEX


                                                                                                Page
                                                                                               Number

PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets - December 31, 1999 and
                      September 30, 2000                                                         2-3

                    Consolidated Statements of Income - Three and nine months ended
                      September 30, 1999 and 2000                                                 4

                    Consolidated Statements of Comprehensive Income (Loss) - Three
                      and nine months ended September 30, 1999 and 2000                           5

                    Consolidated Statements of Cash Flows - Nine months ended
                      September 30, 1999 and 2000                                                 6

                    Consolidated Statement of Stockholders' Equity - Nine months
                      ended September 30, 2000                                                    7

                    Notes to Consolidated Financial Statements                                  8-12

         Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                 13-31

PART II.     OTHER INFORMATION

         Item 1.    Legal Proceedings                                                           32-34

         Item 6.    Exhibits and Reports on Form 8-K                                              34

                               TREMONT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


ASSETS

                                                                     December 31,            September 30,
                                                                         1999                     2000
                                                                  --------------------    ---------------------
Current assets:
  Cash and cash equivalents                                              $   3,002               $    3,340
  Accounts and notes receivable                                              2,614                    2,631
  Receivables from related parties                                           1,847                    1,932
  Prepaid expenses and other                                                 1,788                    3,611
                                                                  --------------------    ---------------------

     Total current assets                                                    9,251                   11,514
                                                                  --------------------    ---------------------


Other assets:
  Investment in TIMET                                                       85,772                   73,660
  Investment in NL Industries                                              113,574                  114,362
  Investment in joint ventures                                              13,658                   14,400
  Receivables from related parties                                           1,161                    1,083
  Other                                                                      8,570                   10,490
                                                                  --------------------    ---------------------

     Total other assets                                                    222,735                  213,995
                                                                  --------------------    ---------------------

Net property and equipment                                                     588                      548
                                                                  --------------------    ---------------------

                                                                         $ 232,574               $  226,057
                                                                  ====================    =====================




          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


LIABILITIES, MINORITY INTEREST AND
STOCKHOLDERS' EQUITY

                                                                     December 31,               September 30,
                                                                         1999                       2000
                                                                 ----------------------     ----------------------
Current liabilities:
  Loan payable to related party                                         $  13,743                   $  13,943
  Accounts payable and accrued liabilities                                  4,623                       6,268
  Other payables to related parties                                           426                         284
                                                                 ----------------------     ----------------------

     Total current liabilities                                             18,792                      20,495
                                                                 ----------------------     ----------------------

Noncurrent liabilities:
  Insurance claims and claim expenses                                      10,292                      11,970
  Accrued postretirement benefit cost                                      21,329                      21,006
  Accrued environmental cost                                                5,736                       5,974
  Deferred income taxes                                                     8,598                       9,606
                                                                 ----------------------     ----------------------

     Total noncurrent liabilities                                          45,955                      48,556
                                                                 ----------------------     ----------------------

Minority interest                                                           4,159                       4,394
                                                                 ----------------------     ----------------------

Stockholders' equity:
  Preferred stock                                                               -                           -
  Common stock                                                              7,781                       7,793
  Additional paid-in capital                                              290,218                     290,330
  Accumulated deficit                                                     (60,898)                    (57,145)
  Accumulated other comprehensive loss                                    (14,075)                    (23,616)
                                                                 ----------------------     ----------------------
                                                                          223,026                     217,362
  Less treasury stock, at cost                                             59,358                      64,750
                                                                 ----------------------     ----------------------

     Total stockholders' equity                                           163,668                     152,612
                                                                 ----------------------     ----------------------

                                                                        $ 232,574                   $ 226,057
                                                                 ======================     ======================

Commitments and contingencies (Notes 1 and 8).



          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                           Three months ended                 Nine months ended
                                                              September 30,                     September 30,
                                                      ------------------------------    -------------------------------
                                                          1999             2000             1999              2000
                                                      -------------    -------------    --------------    -------------

Equity in earnings (loss) of:
  TIMET                                                  $ (2,659)        $ (1,486)        $ (4,591)         $ (7,655)
  NL Industries                                             2,476            5,294           25,658            21,138
  Other joint ventures                                         20              554              665               823
                                                      -------------    -------------    --------------    -------------
                                                             (163)           4,362           21,732            14,306

Corporate expenses, net                                       725              607            2,033             1,819
Interest expense                                              241              326              642               915
                                                      -------------    -------------    --------------    -------------

     Income (loss) before income taxes
        and minority interest                              (1,129)           3,429           19,057            11,572

Income tax expense (benefit)                                 (664)           1,364            6,563             5,900
Minority interest                                              15              150              197               235
                                                      -------------    -------------    --------------    -------------

     Income (loss) before extraordinary                      (480)           1,915           12,297             5,437
         item

Equity in extraordinary loss of TIMET-
  early extinguishment of debt                                  -                -                -              (342)
                                                      -------------    -------------    --------------    -------------

     Net income (loss)                                  $    (480)        $  1,915          $12,297          $  5,095
                                                      =============    =============    ==============    =============

Earnings (loss) per share:
   Before extraordinary item:
      Basic                                             $   (.08)         $   .31           $ 1.92           $   .86
      Diluted                                               (.08)             .30             1.90               .85
   Net income :
      Basic                                             $   (.08)         $   .31           $ 1.92           $   .81
      Diluted                                               (.08)             .30             1.90               .80

   Weighted average shares outstanding:
      Common shares                                         6,387            6,229            6,385             6,295
      Diluted shares                                        6,459            6,312            6,459             6,362


          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)

                                                               Three months ended                 Nine months ended
                                                                  September 30,                     September 30,
                                                           ----------------------------     ------------------------------
                                                              1999            2000              1999             2000
                                                           ------------    ------------     -------------    -------------

Net income (loss)                                              $  (480)       $  1,915         $ 12,297         $  5,095

Other comprehensive income (loss), net of applicable taxes:
     Currency translation adjustments                            1,691          (4,042)          (4,282)          (9,801)
     Unrealized gains (losses) on marketable
       securities                                                 (176)            250             (238)             260
                                                           ------------    ------------     -------------    -------------

      Total other comprehensive income
       (loss), net                                               1,515          (3,792)          (4,520)          (9,541)
                                                           ------------    ------------     -------------    -------------

          Comprehensive income (loss)                          $ 1,035        $ (1,877)         $ 7,777         $ (4,446)
                                                           ============    ============     =============    =============




          See accompanying notes to consolidated financial statements.
                                      -5-

                               TREMONT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1999 and 2000

                                 (In thousands)

                                                                                       1999              2000
                                                                                   --------------    --------------
Cash flows from operating activities:
    Net income                                                                      $   12,297          $  5,095
    (Earnings) loss of affiliates:
        Before extraordinary item                                                      (21,732)          (14,306)
        Extraordinary item                                                                   -               342
        Distributions                                                                    2,903             4,678
    Deferred income taxes                                                                7,285             5,897
    Minority interest                                                                      197               235
    Other, net                                                                            (189)              (59)
    Change in assets and liabilities:
        Accounts with related parties                                                      925              (149)
        Prepaid expenses                                                                (1,432)           (1,823)
        Accounts payable and accrued liabilities                                         1,483             1,645
        Other, net                                                                        (711)             (299)
                                                                                   --------------    --------------

     Net cash provided by operating activities                                           1,026             1,256
                                                                                   --------------    --------------

Cash flows from investing activities:
     Purchase of TIMET common stock                                                    (15,988)                -
     Other, net                                                                             (9)              100
                                                                                   --------------    --------------

     Net cash provided (used) by investing activities                                  (15,997)              100
                                                                                   --------------    --------------

Cash flows from financing activities:
    Borrowings from related parties                                                      6,275             2,900
    Repayments to related parties                                                            -            (2,700)
    Letters of credit cash collateral                                                    9,872                 -
    Dividends paid                                                                      (1,341)           (1,342)
    Issuance of common stock                                                                79               124
                                                                                   --------------    --------------

    Net cash provided (used) by financing activities                                    14,885            (1,018)
                                                                                   --------------    --------------

Net increase (decrease) in cash and cash equivalents                                       (86)              338
Balance at beginning of period                                                           3,132             3,002
                                                                                   --------------    --------------

Balance at end of period                                                             $   3,046          $  3,340
                                                                                   ==============    ==============

Supplemental disclosures - cash paid for:
    Income taxes (refund), net                                                       $    (640)         $      5
    Interest                                                                               401               915

          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2000

                                 (In thousands)


                                                                                    Accumulated other
                                Common stock                                    comprehensive income (loss)
                               --------------                               --------------------------------
                                                       Additional                                                         Total
                               Shares Treasury Common  paid-in   Accumulated Currency   Marketable  Pension   Treasury stockholders'
                               issued shares   stock   capital    deficit   translation securities liabilities stock      equity
                               ------ -------- ------- --------- ----------- ----------- ---------- --------- ---------- -----------

Balance at December 31, 1999   7,781  1,392    $ 7,781 $290,218  $ (60,898)  $(13,352)   $  286     $(1,009)   $(59,358)  $ 163,668

Net income                         -      -          -        -      5,095          -         -           -           -       5,095
Other comprehensive
  income (loss)                    -      -          -        -          -     (9,801)      260           -           -      (9,541)
Dividends ($.21 per share)         -      -          -        -     (1,342)         -         -           -           -      (1,342)
Common stock issued               12      -         12      112          -          -         -           -           -         124
Treasury stock                     -    211          -        -          -          -         -           -      (5,392)     (5,392)
                               ------ --------  ------ -------- ----------- ----------- ---------- ---------  --------- ------------

Balance at September 30, 2000  7,793  1,603    $ 7,793 $290,330  $ (57,145) $ (23,153)   $  546     $(1,009)   $(64,750)  $ 152,612
                               ====== ======== ======= ========= ========== =========== ========== =========  ========= ============




          See accompanying notes to consolidated financial statements.
                                      -7-

                               TREMONT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

         Tremont Corporation ("Tremont") is principally a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. ("NL") and other joint ventures of 75%-owned TRECO L.L.C. At September 30, 2000, Valhi, Inc. and Tremont, each affiliates of Contran Corporation, held approximately 60% and 20%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At September 30, 2000, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and Valhi and other entities related to Harold
C. Simmons held approximately 79% of Tremont's outstanding common stock. At September 30, 2000, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain assets of certain employee benefit plans adopted by Valhi and related entities, owned an additional 8% of TIMET's outstanding common stock. Substantially all of Contran's outstanding common voting stock is held either by trusts established for the benefit of certain children and grandchildren of Mr. Simmons, of which Mr. Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET. Mr. Simmons is sole trustee of the CMRT and is a member of the trust investment committee of the CMRT.

         The consolidated balance sheet of Tremont Corporation and subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2000 and the consolidated statements of income, cash flows, comprehensive income (loss) and stockholders' equity for the interim periods ended September 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

         The Company, NL and TIMET will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, no later than the first quarter of 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company, NL and TIMET are currently studying this new accounting rule and the impact of adopting SFAS No. 133, if any, will be dependent upon the extent to which the companies are then parties to derivative contracts or engaged in hedging activities. As permitted by the transition requirements of SFAS No. 133, as amended, the companies will exempt all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999.

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

Note 2 - Stockholders' equity:

         In the first nine months of 2000, NL purchased an additional 1,000,000 shares of Tremont common stock in market transactions for $26.0 million, and at September 30, 2000, NL held approximately 16% of the Company's outstanding common stock. For financial reporting purposes, the Company has classified its proportional interest of Tremont common stock held by NL as treasury stock. Under Delaware corporate law, the Tremont shares held by NL are not considered treasury stock for voting or quorum purposes. Accordingly, shares outstanding for financial reporting purposes differ from those outstanding for such other purposes.

Note 3 - Unconsolidated affiliates and joint ventures:

         Summarized information relating to the results of operations, financial position and cash flows of TIMET and NL is included in MD&A, which information is incorporated herein by reference.

         TIMET. At September 30, 2000, Tremont held 12.3 million shares, or approximately 39%, of TIMET's outstanding common stock. At September 30, 2000, the net carrying amount of the Company's interest in TIMET was approximately $6.00 per share, while the market price of TIMET common stock at that date was $8.19 per share. During the second quarter of 2000, TIMET issued 467,500 shares of restricted (nonvested) stock under its Long-Term Performance Incentive Plan, which reduced the Company's ownership in TIMET from 39.1% to 38.5%.

         NL Industries. At September 30, 2000, Tremont held 10.2 million shares of NL's outstanding common stock. At September 30, 2000, the net carrying amount of the Company's interest in NL was approximately $11.19 per share while the market price of NL common stock at that date was $21.19 per share.

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

                                                                       Nine months ended
                                                                         September 30,
                                                           -------------------------------------------
                                                                  1999                   2000
                                                           -------------------    --------------------
                                                                         (In thousands)

Expected income tax expense, at 35%                              $6,670                 $4,050
Adjustment of deferred tax valuation allowance                        -                  2,904
Incremental tax and rate differences on equity
    in income of companies not included in
    the consolidated tax group                                     (127)                (1,075)
State income taxes and other, net                                    20                     21
                                                           -------------------    --------------------

                                                                 $6,563                 $5,900
                                                           ===================    ====================

         The deferred tax valuation allowance adjustment in 2000 relates primarily to the Company not recognizing a deferred income tax asset with respect to its equity in losses of TIMET, because the Company currently believes such asset does not meet the "more-likely-than-not" recognition criteria.


Note 5 - Accounts payable and accrued liabilities:
                                                             December 31,            September 30,
                                                                 1999                     2000
                                                          --------------------    ---------------------
                                                                         (In thousands)

Postretirement benefits                                          $ 1,535                 $ 1,535
Unearned insurance premiums                                        1,725                   3,563
Environmental cost                                                   385                     175
Other                                                                978                     995
                                                          --------------------    ---------------------

                                                                 $ 4,623                 $ 6,268
                                                          ====================    =====================

Note 6 - Related party transactions:

         Receivables from related parties principally include amounts due from NL under insurance loss sharing arrangements and amounts due from TIMET for exercises of Tremont stock options. Current payables to related parties include amounts due to TIMET under an intercorporate services agreement.

         During 1998, the Company entered into an advance agreement with Contran pursuant to which each party may advance funds to the other, at the prime rate less 0.5%. At September 30, 2000, the interest rate was 9%. Obligations under this agreement are payable upon demand. At September 30, 2000, Tremont owed Contran $13.9 million pursuant to this agreement, which amount was borrowed primarily to purchase shares of NL and TIMET common stock during 1998 and 1999.

Note 7 - Earnings per share:

         Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of conversion of TIMET's Convertible Preferred Securities would be a net reduction of the Company's equity in earnings of TIMET. The reduction results from dilution of the Company's ownership percentage offset in part by increased TIMET net income resulting from elimination of dividends on the Convertible Preferred Securities. Due to TIMET net losses in the 1999 and 2000 three and nine-month periods, the effect of the assumed conversion of TIMET's Convertible Preferred Securities would be antidilutive and is omitted from the numerator of the calculation. Tremont stock options omitted from the denominator because they were antidilutive were not material.

                                                          Three months ended                  Nine months ended
                                                             September 30,                      September 30,
                                                    --------------------------------    -------------------------------
                                                        1999              2000              1999              2000
                                                    -------------     --------------    --------------    -------------
                                                            (In thousands)                      (In thousands)
Numerator:
   Net income (loss)                                   $ (480)          $ 1,915           $ 12,297           $ 5,095
   Effect of dilutive securities
      of equity investees                                 (11)                -                (56)                -
                                                    -------------     --------------    --------------    -------------

   Diluted net income (loss)                           $ (491)          $ 1,915           $ 12,241           $ 5,095
                                                    =============     ==============    ==============    =============

Denominator:
   Average common shares outstanding                    6,387             6,229              6,385             6,295
   Average dilutive stock options                          72                83                 74                67
                                                    -------------     --------------    --------------    -------------

   Diluted shares                                       6,459             6,312              6,459             6,362
                                                    =============     ==============    ==============    =============

Note 8 - Commitments and contingencies:

     The Company entered into a voluntary settlement agreement effective in July 2000 with the Arkansas Department of Environmental Quality and certain other potentially responsible parties, pursuant to which the Company and the other potentially responsible parties will undertake certain interim investigatory and remediation activities at a former mining site located in Hot Spring County, Arkansas. The Company currently believes it has accrued adequate amounts to cover its share of the costs for such activities. The Company believes that to the extent it has any additional liability at this site, it is only one of a number of apparently solvent potentially responsible parties that would ultimately share in any such costs. As of September 30, 2000, the Company had accrued approximately $6 million related to these matters.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its properties, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

         The Company reported third quarter 2000 net income of $1.9 million, or $.30 per diluted share, compared to a net loss of $0.5 million, or $.08 per diluted share, for the same quarter in 1999. The Company's net income for the nine months ended September 30, 2000 and 1999 was $5.1 million and $12.3 million, or $.80 and $1.90 per diluted share, respectively. Tremont's results for the nine months ended September 30, 2000 included the Company's equity in NL, whose results included a $27.5 million net-of-tax gain from an insurance settlement, representing income to the Company of $.54 per diluted share. Tremont's results for the nine months ended September 30, 1999 included the Company's equity in NL's $90 million non-cash income tax benefit, representing income to the Company of $1.70 per diluted share.

         The Company's equity in earnings of 39%-owned TIMET was a loss of $1.5 million in the third quarter of 2000 compared to a loss of $2.7 million in the third quarter of 1999. TIMET reported a third quarter 2000 net loss of $7.9 million compared to a net loss of $7.5 million in the third quarter of 1999. TIMET's sales of $106.8 million in the third quarter of 2000 were 5% lower than the year-ago period. This resulted principally from a 6% decline in average mill product selling prices offset by a 1% increase in sales volume. Ingot and slab sales volume increased 71% from year-ago levels, while average selling prices were unchanged. As compared to the second quarter of 2000, TIMET's mill product sales volume in the third quarter of 2000 decreased 2%, while average selling prices were unchanged. Ingot and slab sales volume in the third quarter of 2000 increased 5% compared to the second quarter of 2000, while average selling prices increased 2%.

         The Company's equity in earnings of 20%-owned NL was $5.3 million in the third quarter of 2000 compared to $2.5 million for the same quarter of 1999. NL reported net income of $30.2 million in the third quarter of 2000 compared to net income of $17.1 million in 1999. Excluding the 2000 settlement gain and 1999 income tax benefit, NL's net income in the first nine months of 2000 was $89.8 million, up 70% from $52.9 million in the first nine months of 1999. Operating income of NL's titanium dioxide pigments business increased 65% to $57.5 million in the third quarter of 2000 compared to $34.8 million in the third quarter of 1999. NL's improved operating income is primarily due to 10% higher average selling prices in billing currencies and 14% higher production volume, partially offset by 4% lower sales volume. Third quarter 2000 operating income declined from the $62.7 million reported in the second quarter of 2000 due to 6% lower sales volume partially offset by 3% higher average selling prices in billing currencies and 3% higher production volume. Operating income in the first nine months of 2000 increased 52% to $166.5 million compared to $109.9 million in the first nine months of

1999 due to 5% higher average selling prices in billing currencies, 10% higher production volume and 8% higher sales volume. NL's third quarter 2000 sales volume decreased 4% from the third quarter of 1999 and 6% from the second quarter of 2000. Sales volume in the first nine months of 2000 was 8% higher than the first nine months of 1999. NL's third quarter 2000 production volume was 14% higher than the comparable 1999 period with operating rates near full capacity in 2000 compared to 90% in the third quarter of 1999.

         The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnership.

         As discussed  above, the Company's major assets are its interests in NL
(TiO2) and TIMET (titanium metals). Tremont periodically evaluates the net carrying value of its long-term assets, principally its interests in TIMET and NL, to determine if there has been any decline in value that is other than temporary and would, therefore, require a writedown which would be accounted for as a realized loss. At December 31, 1999, after considering what it believed to be all relevant factors, including, among other things, TIMET's operating results, financial position, estimated asset values and prospects, the Company recorded a $61 million pre-tax non-cash charge to earnings to reduce the net carrying value of its investment in TIMET for an other than temporary impairment. In determining the amount of the impairment charge, the Company considered, among other things, then-recent ranges of TIMET's NYSE market price and estimates of TIMET's future operating losses which would further reduce the Company's carrying value of its investment in TIMET as it records additional equity in losses of TIMET. The Company's per share net carrying value of its interest in TIMET at September 30, 2000 was $6.00 per share, compared to a per share market price of $8.19 at that date. While the accounting rules may require an investment in a security accounted for by the equity method to be written down if the market value of that security declines, they do not permit a writeup if the market value subsequently recovers. The Company's per share net carrying amount of its interest in NL at September 30, 2000 was $11.19 per share, compared to a per share market price of $21.19 at that date. The Company will continue to monitor and evaluate its interests in NL and TIMET based upon, among other things, their respective results of operations, financial condition, liquidity and business outlook. In the event Tremont determines that any further decline in value of its interests below their net carrying value has occurred which is other than temporary, it would report an appropriate writedown at that time.

         The Company's income tax rate in the three and nine-month periods ended September 30, 2000 varied from the U.S. statutory rate principally because the Company did not recognize a deferred tax asset with respect to its equity in losses of TIMET, because the Company currently believes such asset does not meet the "more-likely-than-not" recognition criteria.

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

                                     Three months ended                         Nine months ended
                                       September 30,                              September 30,
                                   -----------------------                   -------------------------
                                    1999          2000          Change         1999           2000          Change
                                   --------    -----------    -----------    ----------    -----------     ----------
                                       (In millions)                              (In millions)
Net sales                           $112.7       $106.7           -5%         $ 374.5       $ 320.3           -15%
                                   --------    -----------                   ----------    -----------

Operating loss                      $ (7.8)      $ (7.7)        $ .1          $  (8.2)      $ (35.5)       $( 27.3)
Dividend and interest income           1.4          1.5                           4.4           4.6
General corporate income
 (expense), net                         .5          (.2)                          (.9)           .2
Interest expense                       2.1          1.9                           5.0           6.0
                                   --------    -----------                   ----------    -----------
                                      (8.0)        (8.3)                         (9.7)        (36.7)

Income tax benefit                    (2.8)        (2.9)                         (3.4)        (12.8)
Minority interest                      2.3          2.5                           7.6           7.7
                                   --------    -----------                   ----------    -----------
Loss before extraordinary
    item                              (7.5)        (7.9)                        (13.9)        (31.6)
Extraordinary item - early
    extinguishment of debt,
    net of tax                           -            -                             -           (.9)
                                   --------    -----------                   ----------    -----------

Net loss                            $ (7.5)       $(7.9)       $(.4)          $ (13.9)     $  (32.5)       $ (18.6)

                                   ========    ===========                   ==========    ===========

Tremont's equity in TIMET's
   losses before extraordinary
   item, including amortization
   of basis differences             $ (2.7)       $(1.5)        $ 1.2         $ (4.6)      $  (7.7)        $  (3.1)

Percent change in mill products:
     Sales volume                                                  +1%         8,600         8,430             -2%
     Average selling prices                                        -6%                                         -7%


         Sales and operating income (loss). TIMET's results of operations before previously reported special items for the nine months ended September 30, 2000 decreased from the comparable period in 1999 due primarily to a 7% decline in average mill product selling prices caused by lower demand in the aerospace market and competitive pricing pressures in certain product lines. Mill product sales volume for the first nine months of 2000 decreased 2% from the comparable period in 1999. Ingot and slab sales volume, which represents about 11% of TIMET's net sales, increased 18% for the first nine months of 2000 as compared to year-ago levels, while average selling prices declined 3%. Net sales of $106.7 million in the third quarter of 2000 were 5% lower than the year-ago period resulting principally from a 6% decline in average mill product selling prices offset by a 1% increase in sales volume. Ingot and slab volume for the third quarter of 2000 increased 71% from year-ago levels, while average selling prices were unchanged.

         As compared to the second quarter of 2000, mill product sales volume in the third quarter of 2000 decreased 2%, while average selling prices were unchanged. Ingot and slab sales volume in the third quarter of 2000 increased 5% compared to the second quarter of 2000, while average selling prices increased 2%.

         Cost of sales (excluding special charges of $6.7 million in the first quarter of 2000) as a percentage of net sales in the third quarter and for the first nine months of 2000 (97% and 97%, respectively) increased from the comparable periods in 1999 (96% and 92%, respectively) primarily due to the reduction in selling prices more than offsetting the benefits received from various cost reduction programs.

         As previously reported, TIMET implemented a plan to address then-current market and operating conditions, which resulted in the recognition of a $3.7 million restructuring charge in the first quarter of 2000. During the second quarter of 2000, the restructuring accrual was reduced by $.9 million primarily related to a reduction in the previously-reported number of employee terminations from 250 to 200 people due to production levels that are expected to be somewhat higher than previously anticipated. The $2.8 million net restructuring charge is principally related to personnel severance and benefits for the approximately 200 employees terminated.

         In September 2000, TIMET entered into a new, four year collective bargaining agreement with the union representing approximately 250 hourly production and maintenance workers at its Henderson, Nevada facility. The new agreement, which expires in October 2004, provides for modest increases in wages and pensions over its term.

         TIMET's firm order backlog at the end of September 2000 was approximately $200 million. Comparable backlogs at the end of June 2000 and September 1999 were approximately $160 million and $260 million, respectively. The Company believes the increase in backlog primarily reflects the normal seasonal order cycle of TIMET's customer base.

         During the third quarter TIMET announced selling price increases on certain products. The price increases did not apply to existing backlog, to orders under existing long-term agreements containing specific provisions governing selling prices or to orders for industrial products. Accordingly, only about 35% of TIMET's sales volume is expected to be eligible for such price increases. The average prices on eligible new orders have thus far been substantially in line with the new price list. However, the volume of transactions to which such price increases are applicable has been relatively low given the short time period since the announcement, and TIMET expects the price increases will not have any significant effect on TIMET's results of operations in the fourth quarter of 2000. TIMET is also currently in negotiations with several customers regarding product requirements and pricing for 2001. Until such negotiations are concluded TIMET cannot determine what sales volume or selling prices will actually be realized with such customers.

           TIMET believes the excess amount of titanium that has been present in the supply chain this year will have been significantly reduced by year end and is expected to have less of an impact on TIMET's results of operations in 2001. Current indications are that sales and operating results in the fourth quarter of 2000 will be similar to those in the third quarter of 2000.

        TIMET believes worldwide industry mill product shipments will aggregate approximately 48,000 metric tons in 2000. TIMET currently projects that worldwide industry mill product shipments will increase in 2001 by approximately 10% to 53,000 metric tons. The expected increase is primarily attributable to an anticipated increase in demand for aerospace products resulting from an increase in the number of aircraft forecasted to be produced and a decrease in the amount of excess titanium in the supply chain as mentioned above. According to the Airline Monitor, a leading aerospace publication, large commercial aircraft build rates at Boeing and Airbus combined are expected to increase from 786 planes in 2000 to 866 planes in 2001 and 918 planes in 2002.

         Principally as a result of the anticipated increase in demand for titanium aerospace products, TIMET currently expects its sales volume in 2001 to increase by up to 15% from 2000 levels. Sales revenue is expected to be between $450 million and $500 million in 2001, reflecting the anticipated additional sales volume, certain price increases, and anticipated changes in product mix. TIMET presently expects to report operating and net losses in 2001; however, TIMET believes the losses in 2001 will be substantially reduced from 2000 levels.

         TIMET has substantial operations and assets located in Europe, principally the United Kingdom, with smaller operations in France, Italy and Germany. Titanium is a worldwide market and the factors influencing TIMET's U.S. and European operations are substantially similar.

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

         The U.S. dollar sales and purchases of TIMET's European operations described above provide some natural hedge of non-functional currencies, and TIMET does not use currency contracts to hedge its currency exposures. Net currency transaction losses were $1.0 million during the nine months ended September 30, 2000 and during the same period in 1999. At September 30, 2000, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $20 million and $15 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

         Dividends and interest income. Dividends and interest income consists principally of dividends on $80 million of non-voting preferred securities of Special Metals Corporation which accrue at an annual rate of 6.625%.

         General corporate income (expense), net. General corporate income (expense), net includes currency transaction losses described above. The reduction in general corporate income in the third quarter of 2000 as compared to the year-ago period is primarily due to increased currency transaction losses. The decrease in general corporate expense for the nine months ended September 30, 2000 is due to a $1.2 million gain on the sale of TIMET's interest in its castings joint venture in the first quarter of 2000.

         Interest expense. Interest expense in the third quarter of 2000 decreased $.2 million from the comparable period in 1999 due to the net effects of lower average outstanding borrowings and a lower level of interest capitalized in the 2000 period. Interest expense for the nine months ended September 30, 2000 increased $1.0 million from the comparable 1999 period due to the net effects of increased interest rates related to TIMET's credit facilities completed in February 2000, lower average outstanding borrowings and a lower level of interest capitalized in the 2000 period.

         Income taxes. TIMET operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income (loss) can impact TIMET's effective tax rate.

         Minority interest. Dividends related to TIMET's 6.625% Convertible Preferred Securities approximated $10 million in both the 1999 and 2000 nine month periods, and are reported as minority interest, net of allocable income taxes.

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

                                         Three months ended                       Nine months ended
                                            September 30,                           September 30,
                                        ----------------------                  -----------------------
                                          1999         2000        Change         1999         2000         Change
                                        ---------    ---------    ----------    ----------   ----------    ----------
                                            (In millions)                           (In millions)
Net sales                                $ 242.6     $ 242.3           0%         $676.8       $724.4          +7%
                                        ---------    ---------                  ----------   ----------

Operating income                         $  34.8     $  57.5         +65%         $109.9       $166.5         +52%
General corporate items:
   Securities earnings, net                  1.7         2.5                         4.8         11.6
   Litigation settlement gain, net
      and other corporate income             1.1         1.0                         3.5         46.2
   Corporate expenses                       (4.8)       (6.8)                      (15.8)       (23.0)
   Interest expense                         (9.1)       (7.7)                      (28.1)       (23.5)
                                        ---------    ---------                  ----------   ----------
                                            23.7        46.5         $22.8          74.3        177.8        $103.5
Income tax expense (benefit)                 6.6        14.8                       (70.9)        58.8
                                        ---------    ---------                  ----------   ----------
Income before minority interest             17.1        31.7         $14.6         145.2        119.0        $(26.2)
Minority interest                            -           1.5                         2.3          1.7
                                        ---------    ---------                  ----------   ----------

Net income                               $  17.1     $  30.2         $13.1        $142.9       $117.3        $(25.6)
                                        =========    =========                  ==========   ==========

Percent changes in TiO2:
    Sales volume                                                      -4%                                      +8%
    Average selling prices (in billing
       currencies)                                                   +10%                                      +5%


         Net sales and operating income. NL conducts its titanium dioxide ("TiO2") pigments operations through its wholly-owned subsidiary, Kronos, Inc. Kronos' operating income in the third quarter of 2000 increased $22.7 million or 65% from the comparable period in 1999 due to higher average selling prices in billing currencies and higher production volume, partially offset by lower sales volume. Kronos' operating income in the first nine months of 2000 increased from the comparable period in 1999 primarily due to higher average selling prices in billing currencies and higher production and sales volumes.

         Average TiO2 selling prices in billing currencies (which excludes the effects of foreign currency translation) during the third quarter of 2000 were 10% higher than in the third quarter of 1999 and were 3% higher than in the second quarter of 2000. Average selling prices in billing currencies at the end of the third quarter were slightly higher than the average during the quarter. Kronos' prices were up in all major regions from the third quarter of 1999 with the greatest improvement being realized in the European and export markets. Compared to the
                                      -19-
second quarter of 2000, prices were 5% higher in Europe and 4% higher in the export markets. Prices were flat in North America versus the second quarter of 2000. Average selling prices in billing currencies for the first nine months of 2000 were 5% higher than the first nine months of 1999 with increases in all major regions. NL expects average selling prices during the fourth quarter of 2000 will be slightly higher than in the third quarter of 2000.

         Kronos' third-quarter 2000 sales volume was at near record third-quarter levels and decreased 4% from the third quarter of 1999 and 6% from the second quarter of 2000. Sales volume in the first nine months of 2000 was 8% higher than the first nine months of 1999. Although Kronos believes its TiO2 sales volume for the fourth quarter of 2000 will be lower than the record sales volume in the fourth quarter of 1999, Kronos anticipates its TiO2 sales volume for full-year 2000 will be higher than that of 1999.

         NL's third-quarter 2000 production volume was 14% higher than the comparable 1999 period with operating rates near full capacity in 2000 compared to 90% in the third quarter of 1999. Kronos' production volume in the first nine months of 2000 was 10% higher than the comparable 1999 period with operating rates near full capacity in 2000 compared to 91% capacity utilization in the first nine months of 1999. Finished goods inventory levels at the end of September remained even with June 2000 levels representing about 1.5 months of sales in inventory.

         NL's efforts to debottleneck Kronos' production facilities to meet long-term demand continue to prove successful. NL expects Kronos' production capacity will be increased by approximately 25,000 metric tons primarily at its chloride facilities, with only moderate capital expenditures, bringing Kronos' capacity to approximately 465,000 metric tons by 2002. Kronos expects to produce more in 2000 than the record 434,000 metric tons it produced in 1998.

         Kronos expects its full-year 2000 operating income will be higher than 1999 primarily because of higher average selling prices in billing currencies, higher production and sales volumes and its continued focus on controlling costs. The extent of the improvement will be determined primarily by the magnitude of realized price increases.

         Compared to the year-earlier periods, cost of sales as a percentage of net sales decreased in the three and nine months ended September 2000 primarily due to higher average selling prices in billing currencies and higher production volume.

         Excluding the effects of foreign currency translation, which reduced NL's selling, general and administrative expenses ("SG&A") in the three and nine months ended September 2000 compared to the year-earlier periods, SG&A, excluding corporate expenses, increased in the third quarter of 2000 due to higher variable compensation expense and increased in the first nine months of 2000 due to higher distribution expenses associated with higher sales volume in the first nine months of 2000.

         A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro, decreased the dollar value of sales for the third quarter and first nine months of 2000 by a net $16 million and $47 million, respectively, when compared to the year-earlier periods. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective
                                      -20-
periods, Kronos' average selling prices in U.S. dollars for the third quarter of 2000 increased 4% from the third quarter of 1999. Kronos' average selling prices in U.S. dollars for the first nine months of 2000 decreased 1% from the first nine months of 1999. Kronos' operating costs that are not denominated in U.S. dollars were also lower when translated to U.S. dollars in the third quarter and first nine months of 2000 compared to the year-earlier periods and, accordingly, Kronos' average cost per metric ton in U.S. dollar terms were lower in the third quarter and first nine months of 2000 compared to the same periods last year. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins at NL's non-U.S. subsidiaries on their export sales. This helps to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in the third quarter and first nine months of 2000, excluding the second-quarter 1999 $5.3 million gain described above, was not significant when compared to the year-earlier periods.

         General corporate. Securities earnings in 2000 includes a second-quarter $5.6 million securities gain related to common stock received from the demutualization of an insurance company from which NL had purchased certain insurance policies. Corporate income in 2000 includes a second-quarter $43 million net gain from a settlement with a former insurance carrier.

         Corporate expense was higher in the third quarter of 2000 primarily due to higher legal expenses. Corporate expense was higher in the first nine months of 2000 primarily due to higher legal expenses and higher environmental remediation accruals.

         Interest expense in the third quarter and first nine months of 2000 decreased 15% and 17%, respectively, from the comparable periods in 1999 primarily due to reduced levels of outstanding euro-denominated debt. As a result, NL expects its full-year 2000 interest expense will be lower than 1999.

         Provision for income taxes. NL reduced its deferred income tax valuation allowance by $12.3 million in the first nine months of 1999 and $2.1 million in the first nine months of 2000 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

         In October 2000, a reduction in the German "base" income tax rate from 30% to 25%, to be effective January 1, 2001, was enacted. Such reduction in the German tax rate is expected to result in an additional tax expense to NL in the fourth quarter of 2000 of about $5 million due to a revaluation of NL's German tax attributes. The reduction in the German income tax rate results in an additional income tax expense to NL because NL has recognized a net deferred income tax asset with respect to Germany. NL does not expect its future current income tax expense will be affected by this reduction.

         Tremont's equity in earnings of NL in the fourth quarter of 2000 is expected to include a charge of about $680,000 related to this revaluation of NL's German tax attributes, $440,000 net of incremental tax benefit on equity in earnings of NL, including the effect of revaluing certain deferred income tax purchase accounting adjustments with respect to NL's German assets.

     Other.   Minority  interest   primarily  relates  to  NL's   majority-owned
environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $3.3 million at September 30, 2000. Tremont's 12.3 million shares of TIMET common stock and 10.2 million shares of NL common stock had a quoted market value of approximately $101 million and $216 million, respectively, at September 30, 2000.

         The Company's equity in earnings of affiliates are primarily noncash. The Company received cash distributions from Landwell of $.4 million and $.1 million in the first nine months of 1999 and 2000, respectively, primarily to cover taxes associated with Landwell's income from land sales. In the nine months ended September 30, 1999 and 2000, TIMET and NL paid cash dividends to Tremont aggregating $2.5 million and $4.6, respectively. TIMET suspended its quarterly dividend in the fourth quarter of 1999 and TIMET's U.S. credit agreement now prohibits the payment of dividends on TIMET's common stock. In October 2000, NL's Board of Directors approved an increase in the quarterly dividend on its common stock from $.15 per share to $.20 per share, payable December 27, 2000 to shareholders of record as of December 13, 2000. Payments and amounts of NL dividends in the future are at the discretion of NL's Board of Directors.

         Relative changes in the Company's assets and liabilities did not have a material impact on its cash flow from operating activities for the 1999 and 2000 periods.

         At September 30, 2000, the Company owed Contran $13.9 million including accrued interest pursuant to an advance agreement with Contran, which amount was borrowed primarily to purchase shares of NL and TIMET common stock in 1998 and 1999. In the three and nine-month periods ended September 30, 2000, the Company repaid $1.9 million and $2.7 million, respectively, of the advances from Contran. The Company currently expects to use any available excess cash flow to reduce its borrowings from Contran.

         The Contran advance agreement and dividends from NL are currently Tremont's primary sources of liquidity. Unless the Company decides to purchase additional shares of NL, TIMET or Tremont securities, the Company does not currently believe it will need to borrow additional amounts from Contran.

         Tremont's current quarterly dividend rate is $.07 per share. On October 25, 2000, the Company's Board of Directors declared a regular quarterly dividend of $.07 per common share, payable on December 29, 2000 to stockholders of record as of December 15, 2000.

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

TIMET - Summarized balance sheet and cash flow information.

                                                                           December 31,           September 30,
                                                                               1999                    2000
                                                                        -------------------    ---------------------
                                                                                       (In millions)

Cash and equivalents                                                          $   20.7               $    5.5
Other current assets                                                             321.9                  241.1
Goodwill and other intangible assets                                              71.1                   64.5
Other noncurrent assets                                                          136.0                  144.1
Property and equipment, net                                                      333.4                  304.2
                                                                        -------------------    ---------------------

                                                                              $  883.1                $ 759.4
                                                                        ===================    =====================

Current liabilities                                                           $  194.4                $ 110.1
Long-term debt and capital lease obligations                                      32.2                   30.6
Accrued postretirement benefit cost                                               19.9                   19.0
Other noncurrent liabilities                                                      19.9                   26.6
Minority interest - Convertible Preferred Securities                             201.3                  201.3
Other minority interest                                                            7.3                    7.9
Stockholders' equity                                                             408.1                  363.9
                                                                        -------------------    ---------------------

                                                                              $  883.1                $ 759.4
                                                                        ===================    =====================


                                                                                     Nine months ended
                                                                                       September 30,
                                                                        --------------------------------------------
                                                                               1999                    2000
                                                                        -------------------    ---------------------
                                                                                       (In millions)
Net cash provided (used) by:
  Operating activities:
     Excluding changes in assets and liabilities                              $  19.4                 $  (4.5)
     Changes in assets and liabilities                                            1.6                    45.8
                                                                        -------------------    ---------------------
                                                                                 21.0                    41.3
  Investing activities                                                          (15.4)                     .3
  Financing activities                                                          (13.3)                  (57.0)
                                                                        -------------------    ---------------------

                                                                              $  (7.7)                $ (15.4)
                                                                        ===================    =====================

  Cash paid for:
    Interest, net of amounts capitalized                                      $   4.7                 $   5.3
    Convertible Preferred Securities dividends                                   10.0                     3.3
    Income taxes (refund), net                                                   (5.2)                   (6.4)

         At September 30, 2000, TIMET had net debt of $52 million ($58 million of notes payable and long-term debt and $6 million of cash and equivalents). TIMET also had approximately $106 million of borrowing availability under its U.S. and European credit lines. TIMET believes its U.S. and European credit lines will provide it with the liquidity necessary for current market and operating conditions.

         Operating activities. Cash provided by operating activities was $41 million for the nine-month period ended September 30, 2000, up from $21 million for the same period in 1999.

         Cash from operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results as operating losses increased to $35.5 million for the first nine months of 2000 as compared to $8.2 million for the comparable 1999 period. Results of operations in 2000 included non-cash special charges of $6.7 million.

         Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. TIMET's plan to address current market conditions includes effective working capital management, particularly inventories and receivables, both of which were reduced in the first nine months of 2000. The significant reduction in receivables in the first nine months of 2000 was also attributable to $16 million of customer payments received in the first quarter of 2000 related to a bill-and-hold shipment from 1999. TIMET received tax refunds of $7.4 million during the first nine months of 2000.

         Dividends on the $80 million of Special Metals Corporation ("SMC") 6.625% convertible preferred securities held by TIMET had previously been deferred by SMC due to limitations imposed by SMC's bank credit agreements. However, TIMET received two quarterly dividends of $1.3 million per quarter during the first nine months of 2000. In October 2000, TIMET received an additional quarterly dividend of $1.3 million. There can be no assurances that TIMET will continue to receive regular quarterly dividends during 2001.

         Investing activities. TIMET's capital expenditures were $6.7 million for the nine months ended September 30, 2000 compared to $18.7 million for the same period in 1999. Capital expenditures for 2000 are expected to approximate $10 million and are planned to include those principally intended for capital maintenance and environmental, health and safety purposes. Proceeds from the sale of property and equipment in 1999 included the sale of an interest in a corporate aircraft and assets sold as part of TIMET's restructuring activities.

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

         TIMET's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. As previously reported, TIMET has exercised its right to defer future dividend payments on these securities for a period of 10 quarters (subject to possible further extension for up to an additional 10 quarters), although interest will continue to accrue at the coupon rate on the principal and unpaid dividends. TIMET's goal is to resume dividends on the Convertible Preferred Securities when the outlook for TIMET's results from operations improves substantially. As of September 30, 2000, accrued dividends on TIMET's Convertible Securities are reflected as noncurrent liabilities in the consolidated balance sheet.

         TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET in the past has sought, and in the future may seek, to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

         Legal matters. In September 2000, TIMET was named in an action filed by the U.S. Equal Employment Opportunity Commission in federal district court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint alleges that several female employees at TIMET's Henderson, Nevada plant were the subject of sexual harassment. TIMET intends to vigorously defend this action, but in any event does not presently anticipate that any adverse outcome in this case would be material to TIMET's consolidated financial position, results of operations or liquidity.

         In March 2000, TIMET filed a lawsuit against The Boeing Company seeking damages estimated in excess of $600 million in connection with TIMET's long-term sales agreement with Boeing. In June 2000, Boeing filed its answer to TIMET's complaint denying substantially all of TIMET's allegations and making certain counterclaims against TIMET. TIMET believes such counterclaims are without merit and intends to vigorously defend against such claims. The litigation is progressing in the discovery phase and a court date has been set for the end of January 2002. TIMET and Boeing have been in discussions to determine if a settlement can be reached. Those discussions are on going; however, no assurance can be given that a settlement will be achieved.

NL Industries - Summarized balance sheet and cash flow information.

                                                                              December 31,             September 30,
                                                                                  1999                     2000
                                                                          ---------------------    ----------------------
                                                                                          (In millions)

Cash and cash equivalents                                                      $    151.8                 $     187.7
Other current assets                                                                354.6                       343.9
Noncurrent securities                                                                15.1                        45.1
Investments in joint ventures                                                       157.6                       150.0
Other noncurrent assets                                                              28.7                        25.0
Property and equipment                                                              348.4                       309.6
                                                                          ---------------------    ----------------------

                                                                               $  1,056.2                 $   1,061.3
                                                                          =====================    ======================

Current liabilities                                                            $    264.8                 $     250.3
Long-term debt                                                                      244.3                       244.1
Deferred income taxes                                                               108.2                       135.0
Accrued OPEB cost                                                                    37.1                        29.6
Environmental liabilities                                                            64.5                        48.3
Other noncurrent liabilities                                                         62.3                        46.0
Minority interest                                                                     3.9                         5.5
Stockholders' equity                                                                271.1                       302.5
                                                                          ---------------------    ----------------------

                                                                               $  1,056.2                 $   1,061.3
                                                                          =====================    ======================

                                                                                        Nine months ended
                                                                                          September 30,
                                                                          -----------------------------------------------
                                                                                  1999                     2000
                                                                          ---------------------    ----------------------
                                                                                          (In millions)
Net cash provided (used) by:
  Operating activities:
      Before changes in assets and liabilities                                 $     87.8                 $     123.2
      Changes in assets and liabilities                                              (5.7)                       (4.0)
                                                                          ---------------------    ----------------------
                                                                                     82.1                       119.2
  Investing activities                                                              (36.1)                      (45.6)
  Financing activities                                                              (42.2)                      (79.4)
                                                                          ---------------------    ----------------------

                                                                               $      3.8                 $     (5.8)
                                                                          =====================    ======================
Cash paid for:
  Interest, net of amounts capitalized                                         $     19.7                 $     16.4
  Income taxes, net                                                                   3.6                       18.8

         Operating activities. The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities, in the first nine months of 2000 increased from the comparable period in 1999 primarily due to higher operating income, partially offset by higher current tax expense and lower cash distributions from NL's TiO2 manufacturing joint venture. Changes in NL's inventories, receivables and payables (excluding the effect of currency translation) provided $2.2 million of cash in the first nine months of 1999 primarily due to reductions in inventory levels and used $2.3 million of cash in the first nine months of 2000 primarily due to increases in receivables.

         Investing activities. NL purchased 500,000 shares of Tremont's common stock in market transactions in each of the first and third quarters of 2000 for $9.5 million and $16.5 million, respectively. In the first nine months of 1999, NL collateralized letters of credit with $12.4 million of NL's cash, and classified such amounts as current restricted cash equivalents.

         Financing activities. In the second and third quarters of 2000 NL repaid euro 17.9 million ($16.7 million when paid) and euro 13.0 million ($12.2 million when paid), respectively, of its euro-denominated short-term debt with cash flow from operations.

         In the third quarter of 2000 NL paid a regular quarterly dividend of $.15 per share to shareholders aggregating $7.6 million, and dividends paid during the first nine months of 2000 totaled $.45 per share or $22.7 million. In October 2000, NL's Board of Directors increased the regular quarterly dividend to $.20 per share and declared a dividend to shareholders of record as of December 13, 2000 to be paid on December 27, 2000.

         Pursuant to its share repurchase programs, NL purchased 668,000 shares of its common stock at an aggregate cost of $15.2 million in the third quarter of 2000 and 1,595,000 shares at an aggregate cost of $29.2 million in the first nine months of 2000. An additional 87,000 shares at an aggregate cost of $1.7 million were purchased in October 2000.

         Cash,  cash  equivalents,  restricted  cash  equivalents  and borrowing availability. At September 30, 2000, NL had cash and cash equivalents aggregating $125 million ($70 million held by non-U.S. subsidiaries) and an additional $63 million of restricted cash equivalents. NL's subsidiaries had $38 million available for borrowing at September 30, 2000 under existing non-U.S. credit facilities.

       Income tax contingencies. Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income tax related items and interest.

         NL has received tax assessments from the Norwegian tax authorities proposing tax deficiencies of NOK 30 million ($3 million at September 30, 2000) relating to 1994 and 1996. NL is currently litigating the primary issue related to the 1994 assessment in a Norwegian appeals court, and NL believes that the outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. NL has granted a lien for the 1994 and 1996 tax assessments on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

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

         Environmental matters and litigation. NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has adequate accruals ($110 million at September 30, 2000) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries other than the June 2000 settlement discussed below. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

         In June 2000 NL settled a lawsuit with one of its two principal former insurance carriers. NL had sought reimbursement from the insurance carrier for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. In July 2000 proceeds of $45 million from the settlement were transferred by the carrier to a special purpose trust established to pay future remediation and other environmental expenditures of NL. NL is continuing to pursue similar claims with other insurance carriers.

         Lead pigment litigation. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints, including cases in which plaintiffs purport to represent a class and cases brought on behalf of governmental entities. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage and bills which would revive actions barred by the statute of limitations. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

         Other. NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in related companies. In the event of any acquisition or joint venture transaction, NL may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

                           PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.
                  -----------------

         Reference is made to the 1999 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 for each of the Company, TIMET and NL for descriptions of certain legal proceedings.

TIMET

         In September 2000, TIMET was named in an action filed by the U.S. Equal Employment Opportunity Commission in federal district court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint alleges that several female employees at TIMET's Henderson, Nevada plant were the subject of sexual harassment. TIMET intends to vigorously defend this action, but in any event does not presently anticipate that any adverse outcome in this case would be material to TIMET's consolidated financial position, results of operations or liquidity.

         In March 2000, TIMET filed a lawsuit against The Boeing Company seeking damages estimated in excess of $600 million in connection with TIMET's long-term sales agreement with Boeing. In June 2000, Boeing filed its answer to TIMET's complaint denying substantially all of TIMET's allegations and making certain counterclaims against TIMET. TIMET believes such counterclaims are without merit and intends to vigorously defend against such claims. The litigation is progressing in the discovery phase and a court date has been set for the end of January 2002. TIMET and Boeing have been in discussions to determine if a settlement can be reached. Those discussions are on going; however, no assurance can be given that a settlement will be achieved.

NL Industries

     City of New York, et al. v. Lead Industries Association, et al. (No. 89-4617). In September 2000 the First Department denied plaintiffs' appeal of the trial court's denial of plaintiffs' motion for summary judgment on the market share issue.

     Brenner, et al. v. American Cyanamid, et al. (No. 12596-93). Plaintiffs have filed a notice of appeal.

     Sabater, et al. v. Lead Industries Association, et al. (No. 25533/98). In October 2000 defendants filed a third-party complaint against the Federal Home Loan Mortgage Corporation (FHLMC), and FHLMC removed the case to federal court in the Southern District of New York.

     Cofield, et al. v. Lead Industries Association, et al. (No. 24-C-99004491). In August 2000 the federal court dismissed the fraud, indemnification, and nuisance claims, and remanded the case to Maryland state court.

       Spring Branch Independent School District v. Lead Industries Association, et al. (No. 2000-31175) and Houston Independent School District v. Lead Industries Association, et al. (No. 2000-33725). In October 2000 NL filed answers in both cases denying all allegations of wrongdoing and liability.

          Lewis et al. v. Lead Industries Association, et al.(No. 00CH09800). In October 2000 defendants moved to dismiss all claims. Briefing is not yet completed.

             In October 2000 NL was served with a complaint filed in California state court. Carletta Justice, et al. v. Sherwin-Williams Company, et al. (Superior Court of California, County of San Francisco, No. 314686). Plaintiffs are two minors who seek general, special and punitive damages for injuries alleged to be due to ingestion of paint containing lead in their residence. Defendants are NL, the Lead Industries Association, and nine other companies sued as former manufacturers of lead paint. Plaintiffs allege claims for negligence, strict products liability, concert of action, market share liability, and intentional tort. NL intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

             Batavia, New York Landfill. In September 2000 NL finalized the previously reported consent decree allocating cleanup costs at this site among the PRPs. NL's expected costs pursuant to the consent decree are within previously accrued amounts.

         In August and September 2000 NL and one of its subsidiaries, NLO, Inc. ("NLO"), were named as defendants in four lawsuits filed in federal court in the western district of Kentucky against the Department of Energy ("DOE") and a number of other defendants alleging that nuclear material supplied by, among others, the Feed Material Production Center ("FMPC") in Fernald, Ohio, owned by the DOE and formerly managed under contract by NLO, caused injury to employees and others at the DOE's Paducah, Kentucky Gaseous Diffusion Plant ("PGDP"). With respect to each of the cases listed below, NL believes that the DOE is obligated to provide defense and indemnification pursuant to its contract with NLO, and pursuant to its statutory obligation to do so, as it has in several previous cases relating to management of the FMPC, and has so advised the DOE. Answers in the four cases have not been filed; NL and NLO intend to deny all allegations of wrongdoing and liability and to defend the cases vigorously.

       In Rainer, et al. v. E.I. du Pont de Nemours, et al., ("Rainer I") No. 5:00CV-223-J, plaintiffs purport to represent a class of former employees at the PGDP and members of their households and seek actual and punitive
       damages of $5 billion  each  for  alleged   negligence,   infliction  of
       emotional distress, ultra-hazardous activity/strict liability and strict products liability.

       In Rainer, et al. v. Bill Richardson, et al., No. 5:00CV-220-J, plaintiffs purport to represent the same classes regarding the same matters alleged in Rainer I, and allege a violation of constitutional rights and seek the same recovery sought in Rainer I.

       In Dew, et al. v. Bill Richardson, et al., No. 5:00CV00221R, plaintiffs purport to represent classes of all PGDP employees who sustained pituitary tumors or cancer as a result of exposure to radiation and seek actual and punitive damages of $2 billion each for alleged violation of constitutional rights, assault and battery, fraud and
       misrepresentation,   infliction  of emotional  distress,  negligence,
       ultra-hazardous activity/strict liability, strict products liability, conspiracy, concert of action, joint venture and enterprise liability, and equitable estoppel.

       In Shaffer, et al. v. Atomic Energy Commission, et al., No. 5:00CV00307M, plaintiffs purport to represent classes of PGDP employees and household members, subcontractors at PGDP, and landowners near the PGDP and seek actual and punitive damages of $1 billion each and medical monitoring for the same counts alleged in Dew.

         In October 2000 NL was served with a complaint in Pulliam, et al. v. NL Industries, Inc., et al., No. 49DO20010CT001423, filed in superior court in Marion County, Indiana, on behalf of an alleged class of all persons and entities who own or have owned property or have resided within a one-mile radius of an industrial facility formerly owned by NL in Indianapolis, Indiana. Plaintiffs allege that they and their property have been injured by lead dust and particulates from the facility and seek unspecified actual and punitive damages and a removal of all alleged lead contamination. The time for NL to file its answer has not yet expired. NL intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.
            ---------------------------------

      (a)  Exhibits:

         27.1 Financial Data Schedule for the quarter ended September 30, 2000.

         (b) Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 2000 and through October 2000:

                        Filing Date                           Items Reported
              ----------------------------------        ------------------------

                      August 4, 2000               -              5 and 7
                     October 27, 2000              -              5 and 7
                     October 27, 2000              -              5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TREMONT CORPORATION
                                     -------------------------------------------
                                                    (Registrant)




Date: November 14, 2000      By      /s/  Mark A. Wallace
--------------------------           -------------------------------------------
                                     Mark A. Wallace
                                     Vice President and Chief Financial Officer



Date:  November 14, 2000             /s/ Margaret Von der Schmidt
--------------------------           -------------------------------------------
                                      Margaret Von der Schmidt
                                      Controller