Form 10-K
period 2000-12-31
TREMONT CORPORATION
filed 2001-03-22
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2000
                                       OR
     TRANSITION   REPORT   PURSUANT   TO   SECTION  13  OR  15(d)  OF  THE
     SECURITIES       EXCHANGE ACT OF 1934
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

                                      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 6, 2001, 6,426,858 shares of common stock were outstanding. The aggregate market value of the 1.3 million shares of voting stock held by nonaffiliates of Tremont Corporation as of such date approximated $42.8 million.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

         The statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found (i) in
Item 1 - Business,  including those under the captions "Unconsolidated Affiliate
- TIMET" and "Unconsolidated Affiliate - NL", (ii) in Item 3 - Legal Proceedings, and (iii) in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including in those portions referenced above, and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of TIMET's and NL's businesses, TIMET's dependence on the aerospace industry, the sensitivity of TIMET's and NL's businesses to global industry capacity, global economic conditions, customer inventory levels, competitive technology positions, changes in product pricing and costs, the performance of The Boeing Company and other aerospace manufacturers under their long-term purchase agreements with TIMET, the difficulty in forecasting demand for titanium products, the impact of long-term contracts with vendors on TIMET's ability to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, operating interruptions, the ultimate resolution of litigation, legislative developments, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development and the supply of raw materials and services, changes in raw material and other operating costs (including energy costs) and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                                     PART I

ITEM 1:   BUSINESS

GENERAL:

         Tremont Corporation ("Tremont"), headquartered in Denver, Colorado, is a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. ("NL") and other joint ventures through wholly-owned TRECO L.L.C. ("TRECO"). At December 31, 2000, Valhi, Inc. ("Valhi") and Tremont, each affiliates of Contran Corporation, held approximately 60% and 20%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. Tremont may be deemed to control TIMET. At December 31, 2000, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain assets of certain employee benefit plans adopted by Valhi and related entities, owned an additional 8% of TIMET's outstanding common stock. At December 31, 2000, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and subsidiaries of Valhi held approximately 80% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET. Mr. Simmons is sole trustee of the CMRT and is a member of the trust investment committee of the CMRT. Tremont and its consolidated subsidiaries are referred to herein collectively as the "Company." Operating segment information included in Note 3 to the Consolidated Financial Statements is incorporated herein by reference.

         During 1998, Tremont purchased shares of NL common stock for $21.8 million and at December 31, 2000, held 10.2 million shares, or 20%, of NL's outstanding common stock. In 1998, Tremont purchased shares of TIMET common stock for $9.6 million and in February 1999, Tremont exercised an option, received in connection with TIMET's acquisition of IMI Titanium, to purchase an additional two million shares of TIMET common stock for $16 million. At December 31, 2000, Tremont held 12.3 million shares, or approximately 39%, of TIMET's outstanding common stock. See Note 4 to the Consolidated Financial Statements.

         In the fourth quarter of 1999, the Company recognized a $61 million pre-tax impairment charge ($38 million net-of-tax) for an other than temporary decline in the market value of TIMET. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Consolidated Financial Statements.

         In December 2000, TRECO purchased the 25% minority interest in TRECO held by Union Titanium Sponge Corporation for $2.5 million and at December 31, 2000, the Company owned 100% of TRECO.

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

         General. TIMET is one of the world's leading integrated producers of titanium sponge, melted and mill products. TIMET is the only integrated producer with major titanium production facilities in both the United States and Europe, the world's principal markets for titanium. TIMET estimates that in 2000 it accounted for approximately 24% of worldwide industry shipments of mill products and approximately 10% of worldwide sponge production.

         Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately 40% of industry mill product shipments in 2000, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in emerging markets with such diverse uses as offshore oil and gas production installations, geothermal facilities, military armor, automotive and architectural applications.

         TIMET's products include: titanium sponge, the basic form of titanium metal used in processed titanium products; melted products comprised of titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and rolled products produced from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip), pipe and pipe fittings. TIMET believes it is among the lower cost producers of titanium sponge and melted products due in part to its manufacturing expertise and technology. The titanium industry is comprised of several manufacturers which, like TIMET, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products. TIMET is presently the only active titanium sponge producer in the U.S.

         TIMET's long term strategy is to maximize the value of its core aerospace business and, at the same time, develop new markets, applications and products to help reduce its traditional dependence on the aerospace industry. TIMET's focus in the short-term is to return to profitability and generate positive cash flow. To accomplish its short-term goals, TIMET is attempting to reduce costs, improve quality and streamline its overall business and manufacturing processes as well as maximize its participation in the increasing demand for aerospace quality titanium during this business cycle.

         Industry. The titanium industry historically has derived a substantial portion of its business from the aerospace industry. The cyclical nature of the aerospace industry has been the principal driver of the historical fluctuations in the performance of titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1980, 1989 and 1997 and cyclical lows in 1983, 1991 and 1999. During the 1996 to 1998 period, TIMET reported aggregate net income of $176 million which more than offset the aggregate net losses of $93 million it reported during the difficult 1991 to 1995 period. TIMET also reported net losses in 1999 and 2000 aggregating $70 million. TIMET currently expects to report a net loss in 2001; however, it expects that its loss in 2001 will be substantially reduced from 2000 levels as a result of the recent upturn in its business cycle. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - TIMET."

         Demand for titanium reached a peak in 1997 when worldwide industry mill product shipments reached an estimated 60,000 metric tons. Industry mill product shipments subsequently declined approximately 5% to an estimated 57,000 metric tons in 1998, with a further 16% decline to an estimated 48,000 metric tons in 1999 and 2000. TIMET expects that worldwide industry mill product shipments will increase in 2001 by approximately 10% to about 53,000 metric tons. The expected increase is primarily attributable to stronger demand resulting from an increase in forecasted aircraft build rates, as well as a substantial decrease in the amount of excess titanium inventory throughout the aerospace supply chain.

         The present business environment is substantially different from that in 1996 to 1998. During the second half of 1998 it became evident that the anticipated record rates of aircraft production would not be reached, and that a decline in overall production rates would begin earlier than forecast, particularly in titanium-intensive wide body planes. This resulted in considerable excess inventory throughout the supply chain. During 1999, aerospace customers continued to focus on reducing inventories and a significant number of TIMET's aerospace customers canceled or delayed previously scheduled orders. The aerospace supply chain is fragmented and decentralized making it difficult to quantify excess inventories. However, customer actions such as order delays (i.e. pushouts) and cancellations, combined with other data provide limited visibility. During 2000, TIMET experienced no significant customer pushouts or cancellations of deliveries. Late in 2000 and early 2001, TIMET experienced an increase in orders for aerospace quality titanium products and certain customers requested advanced delivery of existing orders and its order backlog increased substantially. Although quantitative information is not readily available, these factors and others lead TIMET to believe that the excess titanium inventory throughout the supply chain has been substantially reduced and is unlikely to be a significant factor in 2001 in most areas.

         Mill product shipments to the aerospace industry in 2000 represented about 40% of total industry demand and about 85% of TIMET's annual mill product shipments. Aerospace demand for titanium products, which includes both jet engine components (i.e. blades, discs, rings and engine cases) and air frame components (i.e. bulkheads, tail sections, landing gears, wing supports and fasteners) can be broken down into commercial and military sectors. The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET. Industry shipments of mill products to the commercial aerospace sector in 2000 accounted for approximately 85% of aerospace demand and 35% of aggregate titanium mill product demand. TIMET believes that demand for mill products for the commercial aerospace sector will be the principal driver of the expected 10% increase in industry mill product shipments during 2001. Demand growth for these markets and sectors is expected to exceed the 10% aggregate growth in titanium mill product shipments while other markets are expected to experience lesser growth. Shipments to the commercial aerospace sector represented approximately 80% of TIMET's sales volume in 2000. Accordingly, TIMET believes its sales volume in 2001 may increase more than the expected 10% increase in titanium industry mill product shipments.

         According to The Airline Monitor, a leading aerospace publication, the commercial airline industry reported operating income of approximately $15 billion (estimated) in 2000, compared to $13 billion in 1999 and $16 billion in 1998. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2000 period peaked in 1999 with 889 aircraft including 254 wide body aircraft. Wide body aircraft use substantially more titanium than narrow body aircraft. Commercial aircraft deliveries are currently expected to be 905 (including 230 wide bodies) in 2001 and 825 (including 220 wide bodies) in 2002. The demand for titanium generally precedes aircraft deliveries by about one year, although this varies considerably by titanium product. Accordingly, TIMET's cycle historically precedes the cycle of the aircraft industry and related deliveries. TIMET can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will affect demand for TIMET's products.

         Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has expanded. Established industrial uses for titanium include chemical plants, industrial power plants, desalination plants, and pollution control equipment. Titanium is also experiencing increased customer demand in several emerging markets with diverse uses such as offshore oil and gas production installations, geothermal facilities, military armor, and automotive and architectural applications. While shipments to emerging markets represented less than 5% of TIMET's sales volume in 2000, TIMET believes these emerging applications represent potential growth opportunities. If titanium usage in these markets continues to develop, they may, over time, reduce the industry's and TIMET's dependence on the aerospace industry. For example, titanium manufactured by TIMET is being used to produce the exhaust system for the 2001 model of the Chevrolet Corvette Z06, the first significant titanium component selected for a production automobile. Volkswagen is using titanium supplied by TIMET in the suspension springs on the 2001 model year Lupo FSI automobile. In a separate market, TIMET delivered titanium production casing during 2000 for one of the largest geothermal wells in the world.

         Customer agreements. TIMET has long-term agreements ("LTAs") with certain major aerospace customers, including The Boeing Company ("Boeing"), Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company (a unit of Precision Castparts Corporation). These agreements, which became effective in 1998 and 1999, generally provide for (i) minimum market shares of the customers' titanium requirements (generally at least 70%) for extended periods (nine to ten years) and (ii) fixed or formula-determined prices generally for at least the first five years. The LTAs were structured to provide incentives to both parties to lower TIMET's costs and share in the savings. These contracts and others represent the core of TIMET's long-term aerospace strategy. These agreements were designed to limit pricing volatility (both up and down) for the long-term benefit of both parties, while providing TIMET with a solid base of aerospace volume.

         The LTA with Boeing requires Boeing to purchase a minimum percentage of its and its suppliers' titanium requirements from TIMET commencing in 1999. Although Boeing placed orders and accepted delivery of certain volumes in 1999 and 2000, the level of orders placed by Boeing in 1999 and 2000 was significantly below the contractual volume requirements for those years. Boeing informed TIMET in 1999 that it was unwilling to commit to the contract beyond the year 2000. TIMET presently expects to receive less than the minimum contractual order volume from Boeing in 2001.

         In March 2000, TIMET filed a lawsuit against Boeing in Colorado state court seeking damages for Boeing's repudiation and breach of the Boeing contract. TIMET's complaint seeks damages from Boeing that TIMET believes could be in excess of $600 million and a declaration from the court of TIMET's rights under the contract. In June 2000, Boeing filed its answer to TIMET's complaint denying substantially all of TIMET's allegations and making certain counterclaims against TIMET. TIMET believes such counterclaims are without merit and intends to vigorously defend against such claims. The litigation is in the discovery phase, with a trial date currently set for January 2002. TIMET continues to have discussions with Boeing about possible settlement of the matter. There can be no assurance that TIMET will achieve a favorable outcome to this litigation.

         As a complement to the LTAs entered into with TIMET's key customers, TIMET has also entered into agreements with certain key suppliers that are intended to assure anticipated raw material needs to satisfy production requirements for TIMET's key customers. Certain provisions of these contracts, such as minimum purchase commitments and prices, have been renegotiated in the past and may be renegotiated in the future to meet changing business conditions and to address Boeing's underperformance under its LTA.

         Acquisitions and capital transactions during the past five years. At the beginning of 1996, TIMET was 75%-owned by Tremont and its operations were conducted primarily in the United States. During 1996, TIMET expanded both geographically and operationally as a result of the acquisition of the titanium business of IMI plc, the acquisition of certain assets from Axel Johnson Metals, Inc. and certain smaller acquisitions in Europe.

         In 1998, TIMET (i) acquired Loterios S.p.A. to increase market share in industrial markets, and provide increased geographic sales coverage in Europe,
(ii) purchased for cash $80 million of non-voting and non-marketable preferred securities of Special Metals Corporation, a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products, and (iii) entered into a castings joint venture with Wyman-Gordon. In January 2000, TIMET sold its interest in the castings joint venture for $7 million and realized a gain of $1.2 million on the sale.

         In 1998, Tremont purchased additional TIMET common stock in market transactions. In 1999, Tremont exercised an option to purchase approximately two million shares of TIMET's common stock. At December 31, 2000, Tremont held approximately 39% of TIMET's outstanding common stock. An additional 8% of TIMET's outstanding common stock is owned by the Combined Master Retirement Trust, a trust formed by Valhi, Inc., an affiliate of Tremont, to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related entities.

         Products and operations. TIMET is a vertically integrated titanium producer whose products include: titanium sponge, the basic form of titanium metal used in processed titanium products; melted products comprised of titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements; and forged and rolled products produced from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip), pipe and pipe fittings. In 2000, all of TIMET's sales were generated by TIMET's integrated titanium operations (its "Titanium melted and mill products" segment). The titanium product chain is described below.

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

         Titanium ingots and slabs are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingots and up to 16 metric tons in the case of slabs. Each is formed by melting titanium sponge or scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products. The melting process for ingots and slabs is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications. Ingots and slabs are both sold to customers and further processed into mill products.

         Titanium mill products result from the forging, rolling, drawing, welding and/or extrusion of titanium ingots or slabs into products of various sizes and grades. These mill products include titanium billet, bar, rod, plate, sheet, strip, pipe and pipe fittings. TIMET sends certain products to outside vendors for further processing before being shipped to customers or to TIMET's service centers. TIMET's customers usually process TIMET's products for their ultimate end-use or for sale to third parties.

         During the production process and following the completion of manufacturing, TIMET performs extensive testing on its products, including sponge, ingot and mill products. Testing may involve chemical analysis, mechanical testing and ultrasonic and x-ray testing. The inspection process is critical to ensuring that TIMET's products meet the high quality requirements of customers, particularly in aerospace components production.

         TIMET is reliant on several outside processors to perform certain rolling and finishing steps in the U.S., and certain melting, forging and finishing steps in France. In the U.S., one of the processors that performs these steps in relation to strip production and another as relates to plate finishing are owned by a competitor. These processors are currently the sole source for these services. Other processors used in the U.S. are not competitors. In France the processor is also a joint venture partner in TIMET's 70%-owned subsidiary, TIMET Savoie. Although TIMET believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on TIMET's business, results of operations, financial condition and cash flows in the short term.

         Raw materials. The principal raw materials used in the production of titanium mill products are titanium sponge, titanium scrap and alloying elements. TIMET processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge. During 2000, approximately 25% of TIMET's melted and mill product production was made from internally produced sponge, 29% from purchased sponge, 39% from titanium scrap and 7% from alloying elements.

         The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Titanium-containing rutile ore is currently available from a number of suppliers around the world, principally located in Australia, South Africa, India and the United States. A majority of TIMET's supply of rutile ore is currently purchased from Australian suppliers. TIMET believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its raw material supplies, although political or economic instability in the countries from which TIMET purchases its raw materials could materially and adversely affect availability. Although TIMET believes that the availability of rutile ore is adequate in the near-term, there can be no assurance that TIMET will not experience interruptions. Chlorine is currently obtained from a single supplier near TIMET's sponge plant. TIMET believes that this supplier is experiencing certain financial difficulties and, accordingly, there can be no assurances the chlorine supply from this provider may not be interrupted. TIMET is in the process of evaluating whether to make certain equipment modifications to enable it to utilize alternative chlorine suppliers or to purchase an intermediate product which will allow TIMET to bypass the purchase of chlorine if needed. Magnesium and petroleum coke are generally available from a number of suppliers. Various alloying elements used in the production of titanium ingot are available from a number of suppliers.

     While TIMET was one of six major worldwide producers of titanium sponge in 2000, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a substantial portion of its sponge requirements. Titanium mill and melted products require varying grades of sponge and/or scrap depending on the customers' specifications and expected end use. Recently, Allegheny Technologies, Inc. announced that it was idling its titanium sponge production facility, making TIMET the only active U.S. producer of titanium sponge. As a consequence, TIMET believes the availability of certain grades of titanium sponge, principally premium quality sponge, used for certain aerospace applications currently is tight. Presently, TIMET and certain suppliers in Japan are the only producers of premium quality sponge. Historically TIMET has purchased sponge predominantly from producers in Japan and Kazakhstan. In 2001, TIMET expects to purchase sponge principally from Japan, Kazakhstan and from the U.S. Defense Logistics Agency's stockpile of sponge.

         TIMET has a ten year LTA for the purchase of titanium sponge produced in Kazakhstan to support demand for both aerospace and non-aerospace applications. The sponge contract runs through 2007, with firm pricing through 2002 (subject to certain possible adjustments and possible early termination in 2004). The contract provides for annual purchases by TIMET of 6,000 to 10,000 metric tons. TIMET agreed to reduced minimums of 1,000 metric tons for 2000 and 3,000 metric tons for 2001. TIMET has no other long-term sponge supply agreements.

         TIMET facilities. In addition to its U.S. sponge capacity discussed below, TIMET's worldwide melting capacity in 2001 aggregates approximately 45,000 metric tons (estimated 30% of world capacity), and its mill products capacity aggregates approximately 20,000 metric tons (estimated 16% of world capacity). Approximately 35% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting ("EB") furnaces, 63% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting ("VIM") furnace.

         TIMET has operated its major production facilities at varying levels of practical capacity during the past three years. In 1998, the plants operated at 80% of practical capacity, decreasing to 55% in 1999 and increasing to approximately 60% in 2000. In 2001, TIMET's plants are expected to operate at 70% to 75% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced. During 1998, TIMET closed 2,500 metric tons of melting capacity by permanently shutting down facilities in Verdi, Nevada and Millbury, Massachusetts. In 1999, TIMET temporarily idled its Kroll-leach process sponge facility in Nevada due to changing market conditions for certain grades of titanium sponge.

                                                                                                   Annual Practical
                                                                                                  Capacities  (3) (4)
                                                                                            -----------------------------
Manufacturing Location                       Products Manufactured                            Melting      Mill Products
                                                                                            ----------- -----------------
                                                                                                   (metric tons)

Henderson, Nevada(1)                         Sponge, Ingot                                      12,250                 -
Morgantown, Pennsylvania(1)                  Slab, Ingot, Raw Materials Processing              20,000                 -
Vallejo, California(2)                       Ingot (including non-titanium superalloys)          1,600                 -
Toronto, Ohio(1)                             Billet, Bar, Plate, Sheet, Strip                        -             9,900
Witton, England(2)                           Ingot, Billet, Bar                                  8,700             8,000
Ugine, France(2)                             Ingot, Bar, Billet, Wire, Extrusions                2,450             2,000
Waunarlwydd (Swansea), Wales(1)              Bar, Plate, Sheet                                       -             3,900

----------------
(1)  Owned facilities
(2)  Leased facilities
(3)  Practical capacities are variable based on production mix
(4)  Practical capacities are not additive


         TIMET UK's Witton, England facilities are leased pursuant to long-term capital leases expiring in 2026. TIMET Savoie has the right to utilize portions of the Compagnie Europeene due Zirconium-CEZUS, S.A. ("CEZUS") plant in Ugine, France pursuant to an agreement expiring in 2006.

         TIMET's VDP sponge facility is expected to operate at approximately 90% of its annual practical capacity of 8,600 metric tons during 2001, which is up from approximately 65% in 2000. VDP sponge is used principally as a raw material for TIMET's ingot melting facilities in the U.S. TIMET has expanded the use of VDP sponge to its European facilities and approximately 1,100 metric tons of VDP production from TIMET's Henderson facility was used in Europe during 2000, which represented approximately 20% of the sponge consumed in TIMET's European operations. TIMET expects the consumption of Henderson produced VDP sponge in its European operations to be 25% of their sponge requirements in 2001. The raw materials processing facilities in Morgantown primarily process scrap used as melting feedstock, either in combination with sponge or separately.

         TIMET's U.S. melting facilities produce ingots and slabs both sold to customers and used as feedstock for its mill products operations. These melting facilities are expected to operate at approximately 75% of aggregate capacity in 2001.

         Titanium mill products are produced by TIMET in the U.S. at its forging and rolling facility in Toronto, Ohio, which receives intermediate titanium products principally from TIMET's U.S. melting facilities. TIMET's U.S. forging and rolling facilities are expected to operate at approximately 80% of practical capacity in 2001. Capacity utilization across TIMET's product lines varies.

         TIMET UK's melting facility in Witton, England produces VAR ingots used primarily as feedstock for its forging operations, also in Witton. The forging operations process the ingots principally into billet product for sale to customers or into an intermediate for further processing into bar and plate at its facility in Waunarlwydd, Wales. U.K. melting and mill products production in 2001 is expected to be approximately 83% and 70%, respectively, of capacity.

         Capacity of 70%-owned TIMET Savoie in Ugine, France is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that contractually required to be provided by CEZUS (the 30% minority partner in TIMET Savoie). During 2001, TIMET Savoie expects to operate close to the maximum capacity required to be provided by CEZUS.

         Sponge for melting requirements in both the U.K. and France that is not supplied by TIMET's U.S. Henderson plant, is purchased principally from suppliers in Japan and Kazakhstan.

        Distribution. TIMET sells its products through its own sales force based in the U.S. and Europe, and through independent agents worldwide. TIMET's marketing and distribution system also includes eight TIMET-owned service centers (five in the U.S. and three in Europe), which sell TIMET's products on a just-in-time basis.

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

         Markets and customer base. About 55% of TIMET's 2000 sales were to customers within North America, with about 40% to European customers and the balance to other regions. During 1999 and 2000, Precision Castparts Corporation ("PCC") acquired Wyman-Gordon Company and a forging company in the U.K. Sales to PCC and these related entities aggregated 10% of TIMET's net sales in 2000. Approximately 85% of TIMET's mill product sales were used by TIMET's customers to produce parts and other materials for the aerospace industry. Sales under TIMET's LTAs with certain major aerospace customers accounted for approximately 50% of its aerospace sales in 2000. TIMET expects that while a majority of its 2001 sales will be to the aerospace industry, other markets will continue to represent a significant portion of sales.

         The primary market for titanium products in the commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial aircraft, European Aeronautic Defence and Space Company (parent company of the Airbus consortium) and Boeing Commercial Airplane Group, and four major manufacturers of aircraft engines, Rolls-Royce, Pratt & Whitney (a unit of United Technologies Corporation), General Electric and SNECMA. TIMET's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use TIMET's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on TIMET.

         TIMET's order backlog was approximately $245 million at December 31, 2000, compared to $195 million at December 31, 1999 and $350 million at December 31, 1998. Substantially all of the 2000 year end backlog is scheduled to be shipped during 2001. Although TIMET believes that the backlog is a reliable indicator of near-term business activity, conditions in the aerospace industry could change and result in future cancellations or deferrals of existing aircraft orders and materially and adversely affect TIMET's existing backlog, orders, and future financial condition and operating results.

         As of December 31, 2000, the estimated firm order backlog for Boeing and Airbus, as reported by The Airline Monitor, was 3,224 planes versus 2,943 planes at the end of 1999 and 3,095 planes at the end of 1998. The newer wide body planes, such as the Boeing 777 and the Airbus A-330 and A-340, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year end 2000 was 751 (23% of total backlog) compared to 679 (23% of total backlog) at the end of 1999. Although Airbus has announced that it intends to build the new wide body A380, no orders for the A380 were included in The Airline Monitor's backlog figures at December 31, 2000 as firm order agreements were unconfirmed. Additionally, the A380 is still being designed, therefore, reliable estimates of titanium usage on the A380 are not available at this time.

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

         Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, Europe, Former Soviet Union ("FSU") and China. With the idling of Allegheny Technologies' sponge manufacturing facility discussed above, TIMET will be one of four integrated producers in the world, with "integrated producers" being considered as those that produce at least both sponge and ingot. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot.

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

         In 1997, GSP benefits to these products were suspended when the level of Russian wrought products imports reached 50% of all imports of titanium wrought products. A petition was filed in 1997 to restore duty-free status to these products, and that petition was granted in June 1998. In addition, a petition was also filed to bring unwrought products under the GSP program, which would allow such products from the countries of the FSU (notably Russia and, in the case of sponge, Kazakhstan and Ukraine) to be imported into the U.S. without the payment of regular duties. This petition concerning unwrought products has not been acted upon pending further investigation of the merits of such a change. In addition to regular duties, titanium sponge imported from countries of the FSU (Russia, Kazakhstan and Ukraine) had for many years been subject to substantial antidumping penalties. Titanium sponge imports from Japan were also subject to a standing antidumping order, but no penalties had been attached in recent years. In 1998, the International Trade Commission ("ITC") revoked all outstanding antidumping orders on titanium sponge based upon a determination that changed circumstances in the industry did not warrant continuation of the orders. TIMET has appealed that decision and the matter is still pending.

         Further reductions in, or the complete elimination of, all or any of these tariffs could lead to increased imports of foreign sponge, ingot, and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus the business, financial condition, results of operations and cash flows of TIMET. However, TIMET has, in recent years, been a large importer of foreign titanium sponge and mill products into the U.S. To the extent TIMET remains a substantial purchaser of these products, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially ameliorated by the decreased cost to TIMET for these products to the extent it currently bears the cost of the import duties.

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

         Research and development. TIMET's research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. This is achieved through developments in process technology, development of new alloys and products and enhancing the performance of TIMET's existing products. Applications for TIMET's proprietary alloys, such as TIMETAL(R)834, TIMETAL 5111 and TIMETAL LCB, continue to develop. TIMET conducts the majority of its research and development activities at its Henderson, Nevada laboratory, which TIMET believes is one of the largest titanium research and development centers in the world. Additional research and development activities are performed at the Witton facility in Birmingham, England.

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

         Employees. The historic cyclical nature of the aerospace business and its impact on TIMET's business is the principal reason that TIMET periodically implements cost reduction, reorganization and other changes that impact TIMET's employment levels. The following table shows the significant reduction in the number of employees over the past 3 years. The 14% reduction in employees from 1998 to 1999 was principally in response to a reduction in market demand. During 2000, TIMET reduced employment by an additional 130 people, or approximately 6% of TIMET's worldwide workforce. However, in the third quarter of 2000 TIMET began increasing production levels and employment at certain facilities in response to an increase in demand for its products. During 2001, TIMET expects to add approximately 100 people, principally in its manufacturing operations.


                                   Employees at December 31,
                   -----------------------------------------------------------
                         1998                 1999                 2000
                   ------------------    ----------------    -----------------

U.S.                     1,715                  1,490               1,333
Europe                   1,025                    860                 887
                   ------------------    ----------------    -----------------

Total                    2,740                  2,350               2,220
                   ==================    ================    =================

         TIMET's production and maintenance workers in Henderson, Nevada and its production, maintenance, clerical and technical workers in Toronto, Ohio are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2004 and June 2002, respectively. In September 2000, TIMET entered into a new, four-year collective bargaining agreement with the USWA representing approximately 300 hourly workers at its Henderson, Nevada facility. Employees at TIMET's other U.S. facilities are not covered by collective bargaining agreements.

         Approximately 65% of the salaried and hourly employees at TIMET's European facilities are represented by various European labor unions, generally under annual agreements.

         In March 2001, TIMET was notified that certain workers at CEZUS' plant in Ugine, France were engaged in a work slowdown related to wage and benefit issues. CEZUS performs certain melting and forging operations on a contract basis for TIMET Savoie. While this slowdown may adversely impact shipments by TIMET Savoie to its customers in the near term, based upon TIMET's current understanding of the situation, TIMET does not presently anticipate that this action will have a material adverse effect on its business or operations.

         While TIMET currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages that could materially and adversely affect TIMET's business, financial condition, results of operations or cash flows.

         Regulatory and environmental matters. TIMET's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. TIMET uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at TIMET's Henderson, Nevada facility, TIMET produces and uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. TIMET has used such substances throughout the history of its operations. As a result, risk of environmental damage is inherent in TIMET's operations. TIMET's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to TIMET's business, results of operations, financial condition or cash flows.

         TIMET's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws have not had, and are not presently expected to have, a material adverse effect on the business, financial condition, results of operations or cash flow of TIMET.

         TIMET believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. TIMET's policy is to continually strive to improve environmental, health and safety performance. From time to time, TIMET may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties. TIMET incurred capital expenditures for health, safety and environmental compliance matters of approximately $4 million in each of 1998 and 1999 and $2.6 million in 2000. TIMET's capital budget provides for approximately $2.7 million of such expenditures in 2001. However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters. See Note 11 to the Consolidated Financial Statements - "Commitments and Contingencies - Environmental Matters - TIMET," which information is incorporated herein by reference.


UNCONSOLIDATED AFFILIATE - NL:

         NL files periodic reports with the Commission pursuant to the Exchange Act, as amended. The following information with respect to NL (Commission File Number 1-640) has been summarized from such reports, which contain more detailed information concerning the business, results of operations and financial condition of NL.

         General. NL conducts its continuing operations through its principal wholly owned subsidiary, Kronos, Inc. Kronos is the world's fifth largest producer of titanium dioxide pigments ("TiO2") with an estimated 12% share of worldwide TiO2 sales volume in 2000. Approximately one-half of Kronos' 2000 sales volume was in Europe, where Kronos is the second largest producer of TiO2.

         NL's primary objective is to maximize total shareholder return. NL has taken a number of steps towards achieving its objective, including (i) increasing its regular quarterly dividend to $.20 per share, (ii) controlling costs, (iii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity and efficiency, and (iv) improving its capital structure. NL periodically considers mergers or acquisitions within the chemical industry and acquisitions of additional TiO2 production capacity to meet its objective.

         Industry. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

         Pricing within the global TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. NL's average TiO2 selling price on a billing currency basis increased from the preceding quarter during each quarter of 2000, continuing the upward trend in prices that began in the fourth quarter of 1999. Industry-wide demand for TiO2 was strong throughout most of 2000, but weakened in the fourth quarter of 2000. NL believes that the weaker demand in the fourth quarter was due to a softening worldwide economy and customers reducing inventory levels.

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

         Products and operations. TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is a more tightly bound crystal that has a higher refractive index than anatase TiO2 and, therefore, better opacification and tinting strength in many applications. Although many end-use applications can use either form of TiO2, rutile TiO2 is the preferred form for use in coatings, plastics and ink. Anatase TiO2 has a bluer undertone and is less abrasive than rutile TiO2, and it is often preferred for use in paper, ceramics, rubber and man-made fibers.

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

         Kronos currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, plastics and paper manufacturers.

         Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form. Kronos' manufacturing facilities are located in Germany, Canada, Belgium and Norway and Kronos owns a one-half interest in a TiO2 manufacturing joint venture located in Louisiana, U.S.A. Kronos has sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 2000 TiO2 sales were to Europe, with 37% to North America and the balance to export markets.

         Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used as a feedstock by sulfate-process TiO2 plants) and has estimated ilmenite reserves that are expected to last at least 20 years. Kronos is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.

        Manufacturing process and raw materials. TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' 2000 production capacity is based on its chloride process which generates less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology normally produces either anatase or rutile pigment. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and higher titanium-containing feedstock is used, the chloride process produces less waste. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is `finished' into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing.

         Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2000, chloride-process production facilities represented almost 60% of industry capacity.

         Kronos produced a record 441,000 metric tons of TiO2 in 2000, compared to 411,000 metric tons produced in 1999 and its previous record 434,000 metric tons in 1998. Kronos' average production capacity utilization rate in 2000 was near full capacity, up from 93% in 1999, primarily due to NL's decision to return to higher production levels to meet strengthening demand after curtailing production volume during the first quarter of 1999 to manage inventory levels. Kronos believes its current annual attainable production capacity is approximately 450,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see "TiO2 manufacturing joint venture"). NL expects its production capacity will be increased by approximately 15,000 metric tons primarily at its chloride facilities, with moderate capital expenditures, bringing Kronos' capacity to approximately 465,000 metric tons during 2002. Such expectations about NL's future TiO2 production capacity exclude the effect, if any, resulting from a fire that occurred at one of NL's German TiO2 production facilities discussed below.

         The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock derived from beach sand ilmenite, natural rutile ore, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States.

         Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa), a 51%-owned subsidiary of Rio Tinto plc (U.K.), under a long-term supply contract that expires at the end of 2003. Natural rutile ore is purchased primarily from Iluka Resources, Inc. (Australia), a wholly owned subsidiary of Westralian Sands Limited (Australia), under a long-term supply contract that expires at the end of 2005. NL does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

         The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock derived primarily from rock and beach sand ilmenite and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway, which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 2000. For its Canadian sulfate-process plant, Kronos also purchases sulfate grade slag from Q.I.T. Fer et Titane Inc. (Canada), a wholly owned subsidiary of Rio Tinto, under a long-term supply contract which expires in 2003.

         Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. Kronos does not expect to experience any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which NL purchases its raw material supplies could adversely affect the availability of such feedstock. Should Kronos' vendors not be able to meet their contractual obligations or should Kronos be otherwise unable to obtain necessary raw materials, NL may incur higher costs for raw materials or may be required to reduce production levels, which may have a material adverse effect on NL's financial position, results of operations or liquidity.

         TiO2 manufacturing joint venture. Subsidiaries of Kronos and Huntsman ICI Holdings ("Huntsman") each own a 50%-interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Huntsman (the "Partners") pursuant to separate offtake agreements.

         A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of LPC including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

         The manufacturing joint venture operates on a break-even basis and, accordingly, NL reports no equity in earnings of the joint venture. Kronos' cost for its share of the TiO2 produced is equal to its share of the joint venture's costs. Kronos' share of the joint venture's interest expense in 1998 was reported as a component of interest expense. Kronos' share of all other net costs is reported as cost of sales as the related TiO2 acquired from the joint venture is sold.

         Competition. The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 2000 Kronos had an estimated 12% share of worldwide TiO2 sales volume, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

         Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"); Millennium Chemicals, Inc.; Huntsman; Kerr-McGee Corporation; and Ishihara Sangyo Kaisha, Ltd. Kronos' five largest competitors have estimated individual shares of TiO2 production capacity ranging from 23% to 5%, and an estimated aggregate 70% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor. In 2000 Kerr-McGee acquired Kemira Pigments Oy's TiO2 businesses in the Netherlands and the U.S.

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

         No assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2. will conform to NL's expectations. If actual developments differ from NL's expectations, NL and the TiO2 industry's performance could be unfavorably affected.

         Discontinued operations. On January 30, 1998, NL sold its specialty chemicals business for $465 million. NL has reported its specialty chemicals business as discontinued operations.

         Research and development. NL's expenditures for research and development and certain technical support programs, excluding discontinued operations, have averaged approximately $6 million annually during the past three years. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

         Patents and trademarks. Patents held for products and production processes are believed to be important to NL and to the continuing business activities of Kronos. NL continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties.

         NL's major trademarks,  including Kronos, are protected by registration
in  the  United  States  and  elsewhere   with  respect  to  those  products  it
manufactures and sells.

         Foreign operations. NL's chemical businesses have operated in non-U.S. markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada with non-U.S. net property and equipment aggregating $316 million at December 31, 2000. Net property and equipment in the U.S., including 50% of the property and equipment of the TiO2 manufacturing joint venture, was $140 million at December 31, 2000. Kronos' European operations include production facilities in Germany, Belgium and Norway. Approximately $639 million of NL's 2000 consolidated sales were to non-U.S. customers, including $106 million to customers in areas other than Europe and Canada. Sales to customers in the U.S. aggregated $283 million in 2000. Foreign operations are subject to, among other things, currency exchange rate fluctuations and NL's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on NL's results of operations are discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - NL Industries" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk - NL Industries."

         Political and economic uncertainties in certain of the countries in which NL operates may expose it to risk of loss. NL does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. NL cannot predict, however, whether events of this type in the future could have a material effect on its operations. NL's manufacturing and mining operations are also subject to extensive and diverse environmental regulation in each of the foreign countries in which they operate. See "Regulatory and environmental matters." below.

         Customer base and seasonality. NL believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Kronos' largest ten customers accounted for 24% of net sales in 2000. Neither NL's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the second and third calendar quarters than in the first and fourth calendar quarters.

         NL facilities. During 2000, Kronos operated four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec, Canada and, through the manufacturing joint venture described above, a one-half interest in a plant in Lake Charles, Louisiana. NL also owns a slurry plant in Lake Charles, Louisiana. NL's Fredrikstad TiO2 plant has a lien on it that secures a claim by Norwegian tax authorities, pending resolution of certain tax litigation

         Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The
Leverkusen facility, with about one-third of Kronos' 2000 TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreement restrict Kronos' ability to transfer ownership or use of the Leverkusen facility.

         All of Kronos' principal production facilities described above are owned, except for the land under the Leverkusen facility. Kronos has a governmental concession with an unlimited term to operate its ilmenite mine in Norway. In late March 2001 NL suffered a fire at its German TiO2 production facility in Leverkusen. Due to the fire and the abrupt shutdown, damages to the 35,000 metric ton sulfate-process portion of the facility are expected to be extensive and may require the rebuilding of the plant. The fire did not enter the 125,000 metric ton chloride-process plant at the site in Leverkusen, but the fire did damage certain support equipment necessary to operate that plant. The chloride-process plant has been closed as damage to the support facilities is assessed, with start-up preliminarily estimated to occur in May 2001.

         NL has under lease various corporate and administrative offices located in the U.S. and various sales offices located in the U.S., France, the Netherlands, Denmark and the U.K.

         Employees. As of December 31, 2000, NL employed approximately 2,500 persons, excluding the joint venture employees, with approximately 100 employees in the United States and approximately 2,400 at sites outside the United States. Hourly employees in production facilities worldwide, including the TiO2 manufacturing joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are good.

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

         NL has a contract with a third party to treat certain effluents of its German sulfate-process plants. Either party may terminate the contract after giving four years advance notice with regard to its Nordenham, Germany plant. Under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of effluents from the Leverkusen, Germany plant.

         NL completed in 2000 an $8 million landfill expansion for its Belgian plant which is expected to provide the plant with twenty years of storage space for neutralized chloride-process solids.

         NL's  capital  expenditures   related  to  its  ongoing   environmental
protection and improvement programs are currently expected to be approximately $6 million in 2001 and $5 million in 2002.

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

         Lead pigment litigation. NL was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and other manufacturers are responsible for personal injury, property damage and governmental expenditures allegedly associated with the use of lead pigments. NL is vigorously defending such litigation. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In this regard, NL is aware that the City Council of the City of Milwaukee, Wisconsin has authorized the filing of litigation against the former lead pigment manufacturers. While the suit has not yet been filed, NL believes that the suit may seek to recover the medical costs associated with diagnosing and treating children who have been exposed to lead and the cost of abating lead-based paint in the City's public housing.

         In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date which are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect.

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

         In November 1993 NL was served with a complaint in Brenner, et al. v. American Cyanamid, et al., (No. 12596-93) Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In June 1998 defendants moved for partial summary judgment dismissing plaintiffs' market share and alternative liability claims. In January 1999 the trial court granted defendants' summary judgment motion to dismiss the alternative liability and enterprise liability claims, but denied defendants' motion to dismiss the market share liability claim. In May 1999 defendants appealed the denial of their motion to dismiss the market share liability claim. The Fourth Department intermediate appellate court in December 1999 reversed the trial court and dismissed the market share claim. The case was remanded to the trial court for further proceedings on the remaining claims and in June 2000 the trial court dismissed all remaining claims. Plaintiffs have filed a notice of appeal.

         In April 1997 NL was served with a complaint in Parker v. NL Industries, et al. (Circuit Court, Baltimore City, Maryland, No. 97085060 CC915). Plaintiff, now an adult, and his wife, seek compensatory and punitive damages from NL, another former manufacturer of lead paint and a local paint retailer, based on claims of negligence, strict liability and fraud, for plaintiff's alleged ingestion of lead paint as a child. In February 1998 the Court dismissed the fraud claim. In June 2000, following a two-week trial, the jury returned a verdict for NL. Plaintiffs have abandoned their appeal.

         In December 1998 NL was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all children and mothers similarly situated in New York City. The complaint alleges against NL, the LIA, and other former manufacturers of lead pigment various causes of action including negligence, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of warranties, nuisance, and violation of New York State's consumer protection act. The complaint seeks damages for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs. In February 2000 the trial court granted defendants' motions to dismiss the product defect, express warranty, nuisance and consumer fraud statute claims. In October 2000 defendants filed a third-party complaint against the Federal Home Loan Mortgage Corporation (FHLMC), and FHLMC removed the case to federal court in the Southern District of New York and moved to dismiss the claims. Plaintiffs have moved to remand the case to state court.

         In September 1999 an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants NL and seven other companies alleged to have manufactured lead products in paint to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages. Plaintiff alleges strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, and enterprise liability causes of action against NL, seven other alleged former manufacturers of lead products contained in paint, and the LIA. In January 2000 NL filed an answer denying all wrongdoing and liability. In June 2000 the trial court granted defendants' January 2000 motion to dismiss the product defect and Wisconsin consumer protection statute claims. Discovery is proceeding.

         In October 1999 NL was served with a complaint in State of Rhode Island
v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). Rhode Island, by and through its Attorney General, seeks compensatory and punitive damages for medical, school, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and screening programs. Plaintiff seeks judgments of joint and several liability against NL, seven other companies alleged to have manufactured lead products in paint, and the LIA. Plaintiffs allege public nuisance, violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, civil conspiracy, unjust enrichment, indemnity, and equitable relief to protect children. In January 2000 defendants moved to dismiss all claims. The court has not ruled.

         In October 1999 NL was served with a complaint in Cofield, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). Plaintiffs, six homeowners, seek to represent a class of all owners of nonrental residential properties in Maryland. Plaintiffs seek compensatory and punitive damages for the existence of lead-based paint in their homes, including funds for monitoring, detecting and abating lead-based paint in those residences. Plaintiffs allege that NL, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the LIA, and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, strict liability/defective design, strict liability/failure to warn, nuisance, indemnification, fraud and deceit, conspiracy, concert of action, aiding and abetting, and enterprise liability. Plaintiffs seek damages in excess of $20,000 per household. In October 1999 defendants removed the case to Maryland federal court. In February 2000 defendants moved to dismiss the design defect, fraud and deceit, indemnification and nuisance claims. In March 2000 the Federal trial court (No. MJG-99-3277) denied plaintiffs' motion to remand to State Court. In April 2000 defendants filed an additional motion to dismiss all claims for lack of product identification. In August 2000 the federal court dismissed the fraud and deceit, indemnification, and nuisance claims, and remanded the case to Maryland state court. In August 2000 plaintiffs also filed a third amended complaint, with the case renamed Young, et al. v. Lead Industries, Association, et al.. In November 2000 defendants filed motions to dismiss all remaining claims except conspiracy and aiding and abetting. The court has not ruled. Class discovery is proceeding.

         In October 1999 NL was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, six minors, each seek compensatory damages of $5 million and punitive damages of $10 million. Plaintiffs allege that NL, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the LIA, and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, fraud and deceit, conspiracy, concert of action, aiding and abetting, strict liability/ failure to warn, and strict liability/defective design. In October 1999 defendants removed the case to Maryland federal court and in November 1999 the case was remanded to state court. In February 2000 NL answered the complaint and denied all wrongdoing and liability, and all defendants filed motions to dismiss the product defect and fraud and deceit claims. In June 2000 defendants moved to dismiss all claims for lack of product identification. The court has not ruled.

         In February 2000 NL was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). The City of St. Louis seeks compensatory and punitive damages for its expenses discovering and abating lead, detecting lead poisoning and providing medical care, educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against NL, eight other companies alleged to have manufactured lead products for paint, and the LIA. Plaintiff alleges claims of public nuisance, product liability, negligence, negligent misrepresentation, fraudulent misrepresentation, civil conspiracy, unjust enrichment, and indemnity. In March 2000 defendants removed the case to Missouri federal court. In April 2000 plaintiff filed a motion to remand to State Court and an amended complaint seeking to add additional Missouri defendant residents. In May 2000 defendants moved to dismiss all claims. The court has not ruled.

         In April 2000 NL was served with a  complaint  in County of Santa Clara
v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657). The County of Santa Clara seeks to represent a class of all public entities in California. The County seeks from defendants, eight present or former pigment or paint manufacturing companies and the LIA, compensatory damages for funds the plaintiffs have expended for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Plaintiff alleges causes of action for violations of the California Business and Professions Code, strict product liability, negligence, fraud and concealment, unjust enrichment, and indemnity, and includes market share liability allegations. Defendants filed demurrers to the original complaint in August 2000 and to the first amended complaint in October 2000. In December 2000 the Court dismissed all claims except the claim for fraud, but granted plaintiffs leave to amend. The plaintiffs filed a second amended complaint in January 2001 that included as plaintiffs: Santa Cruz, Solano, Alameda, San Francisco, and Kern counties; the cities of San Francisco and Oakland; the Oakland and San Francisco unified school districts and housing authorities; and the Oakland Redevelopment Agency. The second amended complaint omits indemnification and unjust enrichment claims, but adds public and private nuisance claims.

         In June 2000 two  complaints  were filed in Texas state  court,  Spring
Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175), and Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). The School Districts seek past and future damages and exemplary damages for costs they have allegedly incurred due to the presence of lead-based paint in their buildings from NL, the LIA and seven other companies sued as former manufacturers of lead-based paint. Plaintiffs allege claims for design defect and marketing defect, negligent product design and failure to warn, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, and indemnity. In October 2000 NL filed answers in both cases denying all allegations of wrongdoing and liability. Discovery is proceeding.

         In June 2000 a complaint was filed in Illinois state court, Mary Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between ages six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between ages six and twenty years who lived between ages six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. The complaint seeks to hold jointly and severally liable NL, the LIA, and seven other companies sued as former manufacturers of lead pigment and/or lead paint. Plaintiffs allege claims for negligent product design, negligent failure to warn, strict products liability, violation of the Illinois Consumer Fraud Act, fraud by omission, market share liability, civil conspiracy, concert of action, enterprise liability and alternative liability. In October 2000 defendants moved to dismiss all claims. In November 2000 plaintiffs moved to amend the complaint. Plaintiffs filed an amended complaint in January 2001.

         In October 2000 NL was served with a complaint filed in California state court. Justice, et al. v. Sherwin-Williams Company, et al. (Superior Court of California, County of San Francisco, No. 314686). Plaintiffs are two minors who seek general, special and punitive damages for injuries alleged to be due to ingestion of paint containing lead in their residence. Defendants are NL, the LIA, and nine other companies sued as former manufacturers of lead paint. Plaintiffs allege claims for negligence, strict products liability, concert of action, market share liability, and intentional tort. NL answered the complaint in December 2000 denying all allegations of wrongdoing and liability.

         In January 2001 NL was served with a complaint in Gaines, et al., v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-0604). The complaint seeks joint and several liability for compensatory and punitive damages from NL, Sherwin-Williams, and four local retailers on behalf of a minor and his mother alleging injuries due to lead pigment and/or paint. The complaint alleges strict liability, negligence, and fraudulent concealment and misrepresentation claims. In February 2001 NL removed the case to federal court. In March 2001 NL moved to dismiss the negligence and fraudulent concealment and misrepresentation claims.

         In February 2001 NL was served with a complaint in Borden, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including NL, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. The complaint asserts strict liability, negligence, fraudulent concealment and misrepresentation, and medical monitoring claims. NL intends to deny all allegations of wrongdoing and liability.

         NL believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

         NL has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs filed in May 1990 against Commercial Union Insurance

Company  ("Commercial  Union")  sought to recover  defense costs incurred in the
City of New York lead pigment case and two other cases which have since been resolved in NL's favor. The action relating to lead paint litigation defense costs has been settled. NL has also settled insurance coverage claims concerning environmental claims with certain of the defendants in the New Jersey environmental coverage litigation, including NL's principal former carriers, as more fully described below. The settled claims are to be dismissed from the New Jersey litigation in accordance with the terms of the settlement agreements. NL also continues to negotiate with several other insurance carriers with respect to possible settlement of claims that are being asserted in the New Jersey environmental litigation, although there can be no assurance that settlement agreements can be reached with these other carriers.

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

         Environmental matters and litigation. NL has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 75 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

         The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 2000, NL had accrued $110 million for those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, cleanup, removal and remediation. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million. NL's estimate of such liability has not been discounted to present value and NL has not reduced its accruals for any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

         In June 2000 NL recognized a $43 million net gain from a settlement with one of the two principal former insurance carriers, and in December 2000 NL recognized a $26.5 million net gain from a settlement with certain members of the other principal former insurance carrier. The settlement gains are stated net of $3.1 million in commissions, and the gross settlement proceeds of $72.6 million were transferred by the carriers to special purpose trusts established to pay future remediation and other environmental expenditures of NL. A settlement with remaining members of the second carrier group was reached in January 2001, and NL expects to recognize a $10 million gain in the first quarter of 2001. The settlements resolved court proceedings that NL initiated to seek reimbursement for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures.

         In July 1991 the United States filed an action in the U.S. District Court for the Southern District of Illinois against NL and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by NL. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. NL and the other parties did not implement the order, believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and was not selected in accordance with law. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against NL and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In September 1995 the U.S. EPA released its amended decision selecting cleanup remedies for the Granite City site. In September 1997 the U.S. EPA informed NL that past and future cleanup costs are estimated to total approximately $63.5 million. In 1999 the U.S. EPA and certain other PRPs entered into a consent decree settling their liability at the site for approximately 50% of the site costs. NL and the U.S. EPA reached an agreement in principle in 1999 to settle NL's liability at the site for $31.5 million. NL and the U.S. EPA are negotiating a consent decree embodying the terms of this agreement in principle.

         NL reached an agreement in 1999 with the other PRPs at a formerly owned lead smelter site in Pedricktown, New Jersey to settle NL's liability for $6 million, of which $3.2 million has been paid as of December 31, 2000. The settlement does not resolve issues regarding NL's potential liability in the event site costs exceed $21 million. NL does not presently expect site costs to exceed such amount and has not provided accruals for such contingency.

         In 1998 NL reached an agreement to settle litigation with the other PRPs at a lead smelter site in Portland, Oregon that was formerly owned by NL. Under the agreement, NL agreed to pay a portion of future cleanup costs. In 2000 the construction of the remediation was completed and is now in the operation and maintenance phase.

         In 2000 NL reached an agreement with the other PRPs at the Baxter Springs subsite in Cherokee County, Kansas, to resolve NL's liability. NL and others formerly mined lead and zinc in the Baxter Springs subsite. Under the agreement, NL agreed to pay a portion of the cleanup costs associated with the Baxter Springs subsite. The U.S. EPA has estimated the total cleanup costs in the Baxter Springs subsite to be $5.4 million. The remedial design phase of the cleanup is underway.

         In 1996 the U.S. EPA ordered NL to perform a removal action at a formerly owned facility in Chicago, Illinois. NL has complied with the order and has completed the on-site work at the facility. NL is conducting an investigation regarding potential offsite contamination.

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

         In 2000 NL reached an agreement with the other PRPs at the Batavia Landfill Superfund Site in Batavia, New York to resolve NL's liability. The Batavia Landfill is a former industrial waste disposal site. Under the agreement, NL agreed to pay 40% of the future remedial construction costs, which the U.S. EPA has estimated to be approximately $11 million. Under the settlement, NL is not responsible for costs associated with the operation and maintenance of the remedy. In connection with the settlement, the U.S. EPA waived approximately $4 million in past response costs. In addition, NL received approximately $2 million from settling PRPs. The remedial design phase of the remedy is underway.

         In October 2000 NL was served with a complaint in Pulliam, et al. v. NL Industries, Inc., et al., No. 49DO20010CT001423, filed in superior court in Marion County, Indiana, on behalf of an alleged class of all persons and entities who own or have owned property or have resided within a one-mile radius of an industrial facility formerly owned by NL in Indianapolis, Indiana. Plaintiffs allege that they and their property have been injured by lead dust and particulates from the facility and seek unspecified actual and punitive damages and a removal of all alleged lead contamination. In December 2000 NL filed an answer denying all allegations of wrongdoing and liability. Discovery is proceeding.

         Other litigation. NL has been named as a defendant in various lawsuits in a variety of jurisdictions alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Various of these actions remain pending, including the following matters.

        In March 1997 NL was served with a complaint in Ernest Hughes, et al. v. Owens-Corning Fiberglass, Corporation, et al., No. 97-C-051, filed in the Fifth Judicial District Court of Cass County, Texas, on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos and seeking compensatory and punitive damages. NL has filed an answer denying the material allegations. The case has been inactive since 1998.

       In February 1999 and October 2000 NL was served with complaints in Cosey, et al. v. Bullard, et al., No. 95-0069 and Pierce, et al. v. GAF, et al., No. 2006-150, filed in the Circuit Court of Jefferson County, Mississippi, on behalf of approximately 1,600 plaintiffs and 275 plaintiffs, respectively, alleging injury due to exposure to asbestos and/or silica and seeking compensatory and punitive damages. The Cosey case was removed to federal court and has been transferred to the eastern district of Pennsylvania for consolidated proceedings. NL has filed answers in both cases denying the material allegations of the complaint.

         In addition, NL is a defendant in various asbestos cases pending in Ohio, Indiana and West Virginia on behalf of approximately 4,600 personal injury claimants.

         In August and September 2000 NL and one of its subsidiaries, NLO, Inc. ("NLO"), were named as defendants in four lawsuits filed in federal court in the western district of Kentucky against the Department of Energy ("DOE") and a number of other defendants alleging that nuclear material supplied by, among others, the Feed Material Production Center ("FMPC") in Fernald, Ohio, owned by the DOE and formerly managed under contract by NLO, harmed employees and others at the DOE's Paducah, Kentucky Gaseous Diffusion Plant ("PGDP"). With respect to each of the cases listed below, NL believes that the DOE is obligated to provide defense and indemnification pursuant to its contract with NLO, and pursuant to its statutory obligation to do so, as the DOE has in several previous cases relating to management of the FMPC, and NL has so advised the DOE. Answers in the four cases have not been filed. NL and NLO have moved to dismiss Rainer I. NL and NLO intend to deny all allegations of wrongdoing and liability and to defend the cases vigorously.

o        In Rainer, et al. v. E.I. du Pont de Nemours,  et al., ("Rainer I")
         No. 5:00CV-223-J, plaintiffs purport to represent a class of former employees at the PGDP and members of their households and seek actual and punitive damages of $5 billion each for alleged negligence, infliction of emotional distress, ultra-hazardous activity/strict liability and strict products liability.

o In Rainer, et al. v. Bill Richardson, et al., No. 5:00CV-220-J, plaintiffs purport to represent the same classes regarding the same matters alleged in Rainer I, and allege a violation of constitutional rights and seek the same recovery sought in Rainer I.

o In Dew, et al. v. Bill Richardson, et al., No. 5:00CV00221R, plaintiffs purport to represent classes of all PGDP employees who sustained pituitary tumors or cancer as a result of exposure to radiation and seek actual and punitive damages of $2 billion each for alleged violation of constitutional rights, assault and battery, fraud and misrepresentation, infliction of emotional distress, negligence, ultra-hazardous activity/strict liability, strict products liability, conspiracy, concert of action, joint venture and enterprise liability, and equitable estoppel.

o In Shaffer, et al. v. Atomic Energy Commission, et al., No. 5:00CV00307M, plaintiffs purport to represent classes of PGDP employees and household members, subcontractors at PGDP, and landowners near the PGDP and seek actual and punitive damages of $1 billion each and medical monitoring for the same counts alleged in Dew.

         NL is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.

OTHER ITEMS:

         Captive insurance subsidiary. The Company's captive insurance subsidiary, Tall Pines Insurance Company ("Tall Pines") (formerly TRE Insurance) reinsured certain comprehensive general liability, auto liability, workers' compensation and employers' liability risks to the Company and related parties, and also participated on various third party reinsurance treaties. Certain related parties have entered into insurance sharing agreements whereby they would, among other things, reimburse Tall Pines for certain loss payments and reserves. Tall Pines currently provides certain property and liability insurance coverage to Tremont, TIMET, NL and other affiliates of Contran Corporation. However, the risks associated with these policies are completely reinsured into the commercial reinsurance market. All of Tall Pines' unrelated reinsurance business is in run-off.

         Other joint ventures. Other joint ventures, held by TRECO, are principally comprised of (i) a 32% equity interest in Basic Management, Inc. ("BMI"), and (ii) a 12% interest in The Landwell Company L.P. ("Landwell"). BMI has an additional 50% interest in Landwell. Through its subsidiaries BMI provides utility services to, and owns property adjacent to, TIMET's plant in an industrial complex (the "BMI Complex") in Henderson, Nevada, a suburb of Las Vegas. BMI, through Landwell, is actively engaged in efforts to develop certain land holdings surrounding the BMI Complex for commercial, industrial, and residential purposes.

REGULATORY AND ENVIRONMENTAL MATTERS:

         Regulatory and environmental matters for TIMET and NL are discussed in their respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings."

         The Company entered into a voluntary settlement agreement in July 2000 with the Arkansas Department of Environmental Quality and certain other potentially responsible parties ("PRPs") pursuant to which the Company and the other PRPs will undertake certain investigatory and remediation activities at a former mining site located in Hot Spring County, Arkansas. The Company currently believes it has accrued adequate amounts to cover its share of the costs for such investigatory and remediation activities. The Company believes that to the extent it has any additional liability for remediation at this site, it is only one of a number of apparently solvent PRPs that would ultimately share in any such costs. As of December 31, 2000, the Company had accrued approximately $6 million related to these matters.

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

ITEM 3:    LEGAL PROCEEDINGS

         The Company, TIMET and NL are involved in various legal proceedings. Information called for by this Item, except for information regarding certain of TIMET's and NL's legal proceedings that have been summarized, is included in
Item 1 and Note 11 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference. Information called for by this Item regarding TIMET's and NL's legal proceedings that have been summarized in
Item 1 and Note 11 to the Company's Consolidated Financial Statements is included in Item 3 of TIMET's and NL's Annual Reports on Form 10-K for the year ended December 31, 2000 as Exhibits 99.1 and 99.2, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         Tremont's common stock is traded on the New York and Pacific Stock Exchanges (symbol: TRE). As of March 6, 2001, there were approximately 9,600 holders of record of Tremont common stock. On March 6, 2001, the closing price of the Company's common stock was $32.30 per share. The high and low sales prices for the Company's common stock are set forth below.

                                                      High                 Low
Year ended December 31, 1999:
        First quarter                               $33.625              $17.625
        Second quarter                               22.875               16.313
        Third quarter                                25.125               18.500
        Fourth quarter                               22.688               13.750

Year ended December 31, 2000
        First quarter                               $19.000              $13.250
        Second quarter                               22.625               16.063
        Third quarter                                33.625               21.875
        Fourth quarter                               33.000               24.500


         In 1999 and 2000, the Company paid a regular quarterly dividend of $.07 per common share. On February 6, 2001, the Company's Board of Directors declared a regular quarterly dividend of $.07 per share to shareholders of record as of March 16, 2001 to be paid March 30, 2001. The declaration and payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, cash requirements, cash availability and contractual restrictions with respect to payment of dividends.

ITEM 6:    SELECTED HISTORICAL FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                       Years ended December 31,
                                              ---------------------------------------------------------------------------
                                                 1996            1997            1998            1999            2000
                                                                 (In millions, except per share data)
INCOME STATEMENT DATA:
Equity in earnings (loss) of:
   TIMET (b)                                    $   16.0        $  25.2         $  14.0        $ (72.0)        $  (8.6)
   NL Industries                                    (1.8)          (5.1)           57.8           28.1            28.4
   Other joint ventures                              2.5            5.2             2.9             .6             1.7
                                              ------------    ------------    ------------    ------------    -----------
                                                $   16.7       $   25.3         $  74.7        $ (43.3)         $ 21.5
                                              ============    ============    ============    ============    ===========

Gain on sale of TIMET stock                     $   27.6       $      -         $     -        $     -          $    -
                                              ============    ============    ============    ============    ===========

Income (loss):
   Before extraordinary item                    $   30.0        $  13.6         $  75.7        $ (28.2)        $   9.6
   Extraordinary item (a)                              -              -            (1.9)             -             (.4)
                                              ------------    ------------    ------------    ------------    -----------
          Net income (loss)                     $   30.0        $  13.6         $  73.8        $ (28.2)        $   9.2
                                              ============    ============    ============    ============    ===========

Earnings (loss) per basic share:
   Before extraordinary item                   $    4.05       $   1.92         $ 11.55        $ (4.41)        $  1.54
   Net income (loss)                                4.05           1.92           11.25          (4.41)           1.47

Earnings per diluted share:
   Before extraordinary item                   $    3.90       $   1.76         $ 11.18        $ (4.41)           1.49
   Net income                                       3.90           1.76           10.88          (4.41)           1.43

Cash dividends per share                       $       -       $      -         $   .21        $   .28             .28

BALANCE SHEET DATA (at year end):
   Cash and cash equivalents                   $    68.0       $   38.0         $   3.1         $   3.0        $    .8
   Total assets                                    223.5          215.0           288.6           232.6          229.6
   Indebtedness                                        -              -             5.9            13.7           13.4
   Stockholders' equity                            158.0          136.3           200.2           163.7          158.5

--------------------
(a) Represents the Company's equity in NL's extraordinary item in 1998 and NL's and TIMET's extraordinary items in 2000.

(b) In 1999 includes a $61 million ($38 million net-of-tax) writedown of the Company's investment in TIMET (See Note 4 to the Consolidated Financial Statements).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Tremont

         Tremont is a holding company with operations conducted principally through TIMET (titanium metals) and NL (TiO2). The results of operations of TIMET and NL, and the Company's equity therein, are discussed below. Equity in earnings of other joint ventures consist principally of real estate development earnings of TRECO, which can fluctuate from period-to-period.

         Corporate expenses, net. Tremont's corporate expenses, net for 1999 and 2000 consist primarily of expenses related to intercorporate service agreements and OPEB. Tremont's corporate expenses, net for 1998 include expenses related to intercorporate service agreements and OPEB primarily offset by $1.4 million of interest earned on short-term investments and a $.9 million gain for cash received related to an investment that had previously been written off.

         Interest expense. Interest expense was higher in 2000 than 1999 due to slightly higher average borrowings under the Company's advance agreement with Contran and higher interest rates. Interest expense increased in 1999 over 1998 due to higher average borrowings. The Company expects interest expense in 2001 to be higher than 2000 due to higher interest rates under the Company's new revolving loan entered into in February 2001. See Note 10 to the Consolidated Financial Statements.

         Income taxes. The Company's income tax rate in 2000 varied from the U.S. statutory rate principally because the Company did not recognize a deferred tax asset with respect to its equity in losses of TIMET, which asset the Company believes does not currently meet the "more-likely-than-not" recognition criteria. In addition, income taxes are provided on the Company's equity in earnings of NL at less than the statutory tax rate because a portion of such earnings are taxed at a preferential rate to the extent the Company receives dividends from NL. The Company's income tax rate in 1999 varied from the U.S. statutory rate principally due to a reduction in the deferred tax valuation allowance related to the recognition of a deductible difference associated with affiliates not included in the consolidated tax group that previously did not meet the "more-likely-than-not" recognition criteria. The variance in rates in 1998 was due to a reduction in the deferred tax asset valuation allowance due to a net decrease in the basis differences related to the Company's investment in NL. See Note 7 to the Consolidated Financial Statements.

         The Company's 1998 federal income tax return has been examined by the Internal Revenue Service ("IRS"), and the IRS has proposed additional tax deficiencies of $8.3 million. The Company is appealing the proposed deficiencies and believes they are substantially without merit. No assurances can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         Effective January 1, 2001, the Company and NL will be included in the consolidated United States federal income tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company compute its provision for U.S. income taxes on a separate company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement, and using the tax elections made by Contran, the Company will make payments to or receive payments from Valhi in amounts it would have paid to or received from the IRS had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement.

         As discussed below, the Company expects to report equity in losses of TIMET in 2001. The Company's effective income tax rate in 2001 is expected to vary from the U.S. statutory rate because Tremont does not currently expect that recognizing a deferred income tax asset with respect to such equity in losses will be appropriate under the "more-likely-than-not" recognition criteria. Also, as a member of the Contran Tax Group with NL, the Company will provide taxes on the Company's equity in earnings of NL at less than the statutory tax rate because a portion of such earnings will be tax-free to the extent the Company receives dividends from NL.

         Other. Tremont periodically evaluates the net carrying value of its long-term assets, principally its investments in NL and TIMET, to determine if there has been any decline in value that is other than temporary and would, therefore, require a writedown which would be accounted for as a realized loss. The Company's per share net carrying amount of its investment in NL at December 31, 2000 was $12.01 per share, compared to a per share market price of $24.25 at that date.

         At December 31, 1999, after considering what the Company believes to be all relevant factors including, among other things, TIMET's operating results, financial position, estimated asset values and prospects, the Company recorded a $61 million pre-tax non-cash charge ($38 million net-of-tax) to earnings to reduce the net carrying value of its investment in TIMET for an other than temporary impairment in its market value. In determining the amount of the impairment charge, the Company considered, among other things, recent ranges of TIMET's stock price and current estimates of TIMET's future operating losses which would further reduce the Company's net carrying value of its investment in TIMET as it records additional equity in losses. At December 31, 2000, the Company's per share net carrying amount of its investment in TIMET was $5.88 per share, compared to a per share market price of $6.75 at that date. While generally accepted accounting principles may require an investment in a security accounted for by the equity method to be written down if the market value of that security declines, they do not permit a writeup if the market value subsequently recovers.

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

TIMET

         The  Company's  equity in TIMET's  earnings  (losses)  differs from the amount that would be expected by applying Tremont's December 31, 2000 39%-ownership percentage to TIMET's separately-reported earnings because of changes in Tremont's level of ownership of TIMET and because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in TIMET and amortization with respect to the other than temporary impairment charge discussed above. Amortization of such basis differences in TIMET generally increases earnings, and decreases losses, attributable to TIMET as reported by Tremont. The information included below relating to the financial position, results of operations and liquidity and capital resources of TIMET has been summarized from reports filed with the Commission by TIMET (File No. 0-28538), which reports contain more detailed information concerning TIMET, including complete financial statements.

         General. The aerospace industry in recent history has accounted for approximately 75% of U.S. and 40% to 50% of worldwide titanium mill product consumption. Accordingly, the aerospace industry has a significant effect on the overall sales and profitability of the titanium metals industry. The aerospace industry, and consequently the titanium metals industry, is highly cyclical. TIMET estimates that worldwide industry shipments of titanium mill products peaked in 1997 at approximately 60,000 metric tons. Industry mill product shipments subsequently declined approximately 5% in 1998 to an estimated 57,000 metric tons; with a further 16% decline to an estimated 48,000 metric tons in 1999 and 2000. TIMET expects that worldwide industry mill product shipments will increase in 2001 by approximately 10% to about 53,000 metric tons. The expected increase is primarily attributable to stronger demand resulting from an increase in forecasted commercial aircraft build rates as well as a decrease in the amount of excess titanium inventory throughout the aerospace supply chain.

         Mill product shipments to the aerospace industry in 2000 represented about 40% of total industry demand and about 85% of TIMET's annual mill product shipments. Aerospace demand for titanium products, which includes both jet engine components (i.e. blades, discs, rings and engine cases) and air frame components (i.e. bulkheads, tail sections, landing gears, wing supports and fasteners) can be broken down into commercial and military sectors. The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET. Industry shipments of mill products to the commercial aerospace sector in 2000 accounted for approximately 85% of aerospace demand and 35% of aggregate titanium mill product demand. TIMET believes that demand for mill products for the commercial aerospace sector will be the principal driver of the expected 10% increase in industry mill product shipments during 2001. Demand growth for these markets and sectors is expected to exceed the 10% aggregate growth in titanium mill product shipments while other markets are expected to experience lesser growth. Shipments to the commercial aerospace sector represented approximately 80% of TIMET's sales volume in 2000. Accordingly, TIMET believes its sales volume in 2001 may increase more than the expected 10% increase in titanium industry mill product shipments.

         The present business environment is substantially different from that in 1996 to 1998. During the second half of 1998 it became evident that the anticipated record rates of aircraft production would not be reached and that a decline in overall production rates would begin earlier than forecast, particularly in titanium-intensive wide body planes. This resulted in considerable excess inventory throughout the aerospace supply chain. During 1999, aerospace customers continued to focus on reducing inventories and a significant number of TIMET's aerospace customers canceled or delayed previously scheduled orders. The aerospace supply chain is fragmented and decentralized making it difficult to quantify excess inventories. However, customer actions such as order delays (i.e. pushouts) and cancellations combined with other data provide limited visibility.

         During 2000, TIMET experienced no significant customer pushouts or cancellations of deliveries. Late in 2000 and early 2001, TIMET experienced an increase in orders for aerospace quality titanium products and certain customers requested advanced delivery of existing orders and its order backlog increased substantially. Although quantitative information is not readily available, these factors and others lead TIMET to believe that the excess titanium inventory throughout the supply chain has been substantially reduced and is unlikely to be a significant factor in 2001 in most areas.

         TIMET's order backlog increased to approximately $245 million at December 31, 2000 from $195 million at December 31, 1999 and $350 million at December 31, 1998. Substantially all of the 2000 year end backlog is scheduled to be shipped during 2001.

         TIMET announced selling price increases on new orders for certain grades of titanium products, principally aerospace quality products, late in 2000 and early in 2001. The 2000 announced price increases ranged from 6% to 12% while the 2001 announced price increases ranged from 7% to 15%. The price changes were intended to reflect increases in certain manufacturing costs, including raw materials and energy, as well as TIMET's need to improve financial performance. The price increases did not apply to certain industrial products or to orders under LTAs and other agreements with customers that contain specific provisions governing selling prices. Accordingly, about 40% of TIMET's annual sales are expected to be eligible for these price increases. Several other titanium companies have also recently announced price increases, particularly for aerospace quality titanium products. Actual selling price increases are subject to negotiations with customers and may differ materially from announced increases.

         Outlook. The outlook section contains a number of forward looking statements, all of which are based on current expectations. Actual results may differ materially. See Note 11 to the Consolidated Financial Statements - "Commitments and contingencies" regarding commitments, contingencies, legal, environmental and other matters of TIMET, which information is incorporated herein by reference and may affect TIMET's future results of operations or liquidity.

         Sales revenue in 2001 is expected to approximate $500 million, reflecting the combined effects of increased sales volume, price increases on certain products and changes in product mix. TIMET expects its mill products sales volume to increase 15% to 20% in 2001 compared to 2000 levels, while melted product sales volume is expected to remain near 2000 levels. TIMET believes its mill products sales volume may grow more than the forecasted 10% increase in titanium industry shipments because the proportion of TIMET's sales to the commercial aerospace sector (approximately 80% of TIMET's sales) exceeds the total industry mill product shipments to that sector (approximately 35% of industry mill shipments). Demand growth for the commercial aerospace sector is expected to exceed the 10% aggregate growth in titanium industry shipments of mill products while other markets and sectors are expected to experience lesser growth. Selling prices (expressed in U.S. dollars using actual currency exchange rates during the respective periods) on aerospace product shipments, while difficult to forecast, are expected to rise gradually during 2001. However, the recently announced price increases are expected to principally affect the second half of 2001 due to associated product lead times. Average selling prices per kilogram, as reported by TIMET, reflect the net effects of changes in selling prices, currency exchange rates, customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor.

         TIMET's cost of sales is affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Restructuring, asset impairments and other special charges have occurred in the past and may occur in the future causing operating results to vary from expectations.

         Gross margins as a percent of sales are presently expected to increase over the year, however, energy and other cost increases could substantially offset expected realized selling price increases in 2001. TIMET is experiencing increases in energy costs as a result of recent increases in natural gas and electricity prices in the U.S. The largest portion of the cost increases are presently associated with electrical power at TIMET's Henderson, Nevada facility where titanium sponge is produced and melted. TIMET purchases electricity from both hydro and fossil fuel sources with hydropower being substantially less costly. TIMET purchases fossil fuel power to supplement its electricity needs above the amount it can buy from hydro sources. As TIMET increases production rates during 2001 at its Nevada facility, more fossil fuel power is required as a percentage of total power consumed. Energy costs in 2000 comprised about 4% of TIMET's cost of sales. Energy costs may fluctuate substantially from period to period and may adversely affect TIMET's gross margins causing actual results to differ significantly from expected amounts.

         In March 2001, TIMET was notified by one of its customers that a product manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET believes that the source of this tungsten was contaminated silicon purchased from an outside vendor in 1998. The silicon was used as an alloying addition to the titanium at the melting stage. TIMET is currently investigating the possible scope of this problem, including an evaluation of the identities of customers who received material manufactured using this silicon and the applications to which such material has been placed by such customers.

         At the present time, TIMET is aware of only a single ingot that has been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the possible remedial steps that may be required and whether TIMET might incur any material liability with respect to this matter. TIMET currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. However, TIMET currently intends to seek full recovery from the silicon supplier for any liability TIMET might incur in this matter, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. At December 31, 2000, TIMET had not recorded any liability related to this matter. The amount of liability TIMET may ultimately incur related to this matter is not reasonably estimable at this time.

         In March 2001, TIMET was notified that certain workers at CEZUS' plant in Ugine, France were engaged in a work slowdown related to wage and benefit issues. CEZUS performs certain melting and forging operations on a contract basis for TIMET Savoie. While this slowdown may adversely impact shipments by TIMET Savoie to its customers in the near term, based upon TIMET's current understanding of the situation, TIMET does not presently anticipate that this action will have a material adverse effect on its business or operations.

         Depreciation and amortization expense for 2001 is expected to approximate 2000 levels. TIMET intends to maintain selling, general, administrative, and development costs relatively constant as a percent of sales, however, this is dependent on, among other things, how the business cycle develops. Interest expense and minority interest expense on TIMET's Convertible Preferred Securities in 2001 is also expected to approximate 2000 levels for the full year. TIMET's effective consolidated tax benefit rate in 2001 should approximate the U.S. statutory rate. However, TIMET operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (loss) can impact TIMET's overall effective tax rate. For financial reporting purposes, TIMET has recognized the tax benefit of substantially all of its net operating loss carryforwards, and expects that tax benefits to be recognized during 2001 will principally be deferred income tax benefits with some cash income tax payments expected in certain foreign jurisdictions. TIMET periodically reviews the recoverability of its deferred tax assets to determine whether future realization is more likely than not. Based on such periodic reviews, TIMET could record an additional valuation allowance related to its deferred tax assets in the future. TIMET presently expects to report both an operating loss and a net loss in 2001; however, TIMET believes the losses in 2001 will be substantially reduced from 2000 levels.

         TIMET expects to generate positive cash flow from operations in 2001, but at levels substantially reduced from 2000. Receivables and inventory levels are expected to increase in 2001 to support the anticipated increase in sales whereas both receivables and inventories decreased in 2000. TIMET presently intends to continue to defer dividends on its Convertible Preferred Securities during 2001. TIMET may consider resuming the payment of dividends on the Convertible Preferred Securities or purchase the securities if the outlook for TIMET's operating results improves substantially or a favorable result in the Boeing-related litigation is achieved, or both. Dividends on TIMET's common stock are prohibited under TIMET's U.S. credit agreement. Capital spending for 2001 is currently expected to be $15 million, covering principally capacity enhancements, capital maintenance, and safety and environmental projects. Net debt is expected to increase in 2001 as compared to year end 2000 levels. At December 31, 2000, TIMET had approximately $117 million of borrowing availability under its various worldwide credit agreements. TIMET believes its cash, cash flow from operations and borrowing availability will satisfy its expected working capital, capital expenditures and other requirements in 2001.


Summarized statement of operations information of TIMET is presented below.

                                                                              Years ended December 31,
                                                                ------------------------------------------------------
                                                                     1998               1999                2000
                                                                                    (In millions)
Net sales:
     Titanium melted and mill products                              $ 688.0             $ 480.0           $ 426.8
     Other                                                             22.6                   -                 -
     Eliminations                                                      (2.9)                  -                 -
                                                                ----------------    --------------    ----------------

                                                                    $ 707.7             $ 480.0            $426.8
                                                                ================    ==============    ================

Titanium melted and mill products:
     Mill product net sales                                         $ 521.7             $ 376.2           $ 326.3
     Melted product net sales                                          66.8                35.5              47.4
     Other                                                             99.5                68.3              53.1
                                                                ----------------    --------------     ---------------

                                                                    $ 688.0             $ 480.0           $ 426.8
                                                                ================    ==============     ===============

Operating income:
     Titanium melted and mill products                              $  87.4             $ (27.7)          $ (41.7)
     Other                                                             (4.7)               (3.7)               .1
                                                                ----------------    --------------    ----------------
                                                                       82.7               (31.4)            (41.6)
Dividends and interest income                                           6.3                 6.0               6.2
General corporate income (expense), net                                 (.2)               (1.2)                -
Interest expense                                                        2.9                 7.1               7.7
                                                                ----------------    --------------     ---------------


Pretax income (loss)                                                   85.9               (33.7)            (43.1)

Income tax expense (benefit)                                           29.2               (12.0)            (15.1)
Minority interest - Convertible Preferred
     securities                                                         8.8                 8.7               8.7
Other minority interest                                                 2.1                 1.0               1.3
Extraordinary item - early extinguishment of debt                         -                   -               (.9)
                                                                ----------------    --------------     ---------------

   Net income (loss)                                                $  45.8             $ (31.4)          $ (38.9)
                                                                ================    ==============     ===============

Tremont's equity in TIMET's income (loss),
    including amortization of basis differences                     $  14.0             $ (11.2)          $  (8.6)
Provision for market value decline (Note 4)
                                                                          -               (60.8)                -
                                                                ----------------    --------------    ----------------
                                                                    $  14.0             $ (72.0)          $  (8.6)
                                                                ================    ==============    ================
Mill product shipments:
    Volume (metric tons)                                             14,800              11,400            11,370
    Average price ($ per kilogram)                                  $ 35.25             $ 33.00           $ 28.70

Melted product shipments:
    Volume (metric tons)                                              3,610               2,500             3,470
    Average price ($ per kilogram)                                  $ 18.50             $ 14.20           $ 13.65



         Historical Operating Information.

                                                           Year ended December 31,
                                                  -------------------------------------------
                                                     1998            1999           2000
                                                  -----------     -----------    ------------
                                                               ($ in millions)

Net sales                                         $707.7          $480.0         $426.8
Operating income (loss)                             82.7           (31.4)         (41.7)

Percent change in:
   Mill product sales volume                                         -23             -1
   Mill product selling prices (1)                                    -8             -9
   Melted product sales volume                                       -31            +39
   Melted product selling prices (1)                                 -17            -10


(1) Change expressed in U.S. dollars

         Net Sales and operating loss - 2000 compared to 1999. Sales of mill products in 2000 declined 13% from $376.2 million in 1999 to $326.3 million in 2000. This decrease is due to a 9% decline in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods), a less than 1% decrease in sales volume, and changes in product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices declined 7% from 1999. Melted product sales increased 33% from $35.5 million in 1999 to $47.4 million in 2000 due to the net effects of a 39% increase in melted product sales volume, a 10% decline in melted product selling prices and changes in product mix. The decrease in the selling prices was principally due to greater price competition in TIMET's non-LTA business.

         Early in 2000, TIMET implemented a plan to address then-current market and operating conditions, which resulted in the recognition of a net $2.8 million restructuring charge in 2000. The restructuring charge is included in the operating loss of the "Titanium melted and mill products" segment and is principally related to personnel severance and benefits for the approximately 170 employees terminated as part of the restructuring. Additionally, TIMET recorded net special charges of $3.5 million, consisting of $3.4 million of equipment related impairment charges, $3.3 million of environmental remediation charges, a special income item of $2.0 million related to the termination of TIMET's 1990 agreement to sell titanium sponge to Union Titanium Sponge Corporation, and the $1.2 million gain on the sale of TIMET's castings joint venture.

         Total cost of sales in 2000 was 99% of sales compared to 95% in 1999. The increase in the percentage is principally the result of lower average selling prices and a shift in product mix, partially offset by lower raw material costs and lower operating expenses. Selling, general, administrative and development expenses decreased 9% in 2000 compared to 1999 principally due to the impact of the restructuring plan implemented in early 2000 as well as reduced expenses related to the business-enterprise information system project that was completed in early 1999 and "Year 2000" computer systems expenses which were incurred in 1999 but not 2000.

         Equity in earnings (losses) of joint ventures of the "Titanium melted and mill products" segment in 2000 decreased by $1.4 million from 1999 principally due to the decline in earnings of Valtimet, TIMET's 46% owned welded tube joint venture.

         Sales and operating income - 1999 compared to 1998. The "Titanium melted and mill product" segment net sales in 1999 decreased 30% compared to 1998 primarily due to a 23% decrease in mill products shipment volume resulting primarily from reduced demand in the aerospace market. Mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) for 1999 were approximately 8% lower than 1998 reflecting both the price effect of long-term agreements and increased price competition on non-LTA business. In billing currencies, mill product selling prices declined 7% from 1998. TIMET produced approximately $16 million of titanium ingots in 1999, for which the customer was billed but income recognition was deferred. Approximately 72% of this material was shipped in 2000.

         The decrease in net sales of the "Other" segment is a result of TIMET's ceasing to consolidate its castings business after July 1998.

         Total cost of sales in 1999 was 95% of sales compared to 77% in 1998. The increase in the percentage is a result of the lower selling prices, lower production volumes, higher depreciation, and increased reserves for slow-moving inventory. Yield, rework and deviated material costs were also higher and plant operating rates were lower. Selling, general, administrative and development expenses in 1999 were lower than 1998 in dollar terms due in large part to the completion of the implementation of the initial phase of TIMET's business-enterprise system during the first half of 1999. These costs as a percentage of sales, however, increased to approximately 10% primarily due to the decline in sales.

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

         Other income, net. Other income, net, consists of the following:

                                                   1998               1999               2000
                                              ---------------    ---------------    ---------------
                                                                (In thousands)

Dividend and interest income                      $ 6,303            $ 6,034            $ 6,154
General corporate income (expense), net              (243)            (1,246)                67
Other                                                 799                164              2,156
                                              ---------------    ---------------    --------------
                                                  $ 6,859            $ 4,952            $ 8,377
                                              ===============    ===============    ==============

         In 1999 and 2000, dividends and interest income consisted principally of dividends on $80 million of non-voting preferred securities of Special Metals Corporation, which were purchased by TIMET in October 1998. In 1998, the amount represented primarily earnings on corporate cash equivalents. General corporate income (expense) consisted principally of currency transaction gains/losses. In 2000, net currency losses of $1.1 million were offset by a $1.2 million gain on the sale of TIMET's castings joint venture. In 2000, other income consisted principally of $2 million received from UTSC in connection with the termination of the sponge purchase agreement between TIMET and UTSC.

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

         TIMET does not use currency contracts to hedge its currency exposures. Net currency transaction gains/losses included in earnings were losses of $1.2 million and $1.1 million in 1999 and 2000, respectively, and a $.4 million gain in 1998. At December 31, 2000, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $21 million and $19 million, respectively, consisting primarily of U. S. dollar cash, accounts receivable, accounts payable and borrowings. Exchange rates among 11 European currencies (including the French franc, Italian lira and German mark, but excluding the British pound) became fixed relative to each other as a result of the implementation of the euro effective in 1999. Costs associated with modifications of systems to handle euro-denominated transactions are not expected to be significant.

         Interest expense. Interest expense for 2000 increased over 1999 due to the net effect of increased interest rates related to U.S. credit facilities entered into in early 2000, lower average borrowings outstanding during the year and a lower level of capitalized interest. Interest expense for 1999 more than doubled from the levels of 1998 primarily due to higher levels of average debt and increased interest rates. Also contributing to the higher comparative interest expense was a lower level of interest capitalized in 1999 compared to 1998 as major capital projects were completed.

         Income taxes. TIMET operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (loss) can impact TIMET's overall effective tax rate. For financial reporting purposes, TIMET has recognized the tax benefit of substantially all of its net operating loss carryforwards, and expects that tax benefits to be recognized during 2001 will be deferred income tax benefits. TIMET expects to make some cash income tax payments in certain foreign jurisdictions in 2001.

         Minority interest. Annual dividend expense related to TIMET's 6.625% Convertible Preferred Securities approximates $13 million and is reported as minority interest net of allocable income taxes. Other minority interest relates primarily to the 30% interest in TIMET Savoie held by CEZUS.

         Extraordinary   item.   During  2000,  the  deferred   financing  costs
associated with TIMET's prior U.S. credit facility were written off and reflected as an extraordinary item of $.9 million after taxes.

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

         General. NL's continuing operations are conducted by Kronos in the TiO2 business segment. As discussed below, average TiO2 selling prices in billing currencies increased in 2000 and slightly decreased in 1999 compared to the prior year. Kronos' operating income increased $66.8 million in 2000 and declined $25.5 million in 1999. Gross profit margins were 34% in 2000, 27% in 1999 and 31% in 1998.

         Many factors influence TiO2 pricing levels, including (i) industry capacity, (ii) worldwide demand growth, (iii) customer inventory levels and purchasing decisions and (iv) relative changes in foreign currency exchange rates. Kronos believes that the TiO2 industry has long-term growth potential, as discussed in "Item 1.
Business - Unconsolidated Affiliate - NL."


    Summarized statement of operations information of NL is presented below.

                                                    Years ended December 31,                       Change
                                              --------------------------------------    -----------------------------
                                                2000          1999          1998          2000-99          1999-98
                                                          (In millions)

Net sales - Kronos                               $922.3       $908.4        $894.7             +2%              +2%

Operating income - Kronos                        $212.5       $145.7        $171.2            +46%             -15%
General corporate items:
   Securities earnings                             10.8          6.6          14.9
   Corporate expenses, net                         44.1        (16.9)        (18.3)
   Interest expense                               (31.2)       (36.9)        (58.1)
                                              ---------     ----------    ----------

Pretax income (loss)                              236.2         98.5         109.7          $137.7          $ (11.2)

Income tax expense (benefit)                       78.4        (64.6)         19.8
Discontinued operations - Rheox                     -            -           287.4
Extraordinary item                                  (.7)         -           (10.6)
Minority interest                                  (2.5)        (3.3)          -
                                              ---------     ----------    ----------

Net income (loss)                                $154.6       $159.8        $366.7         $  (5.2)         $(206.9)
                                              =========     ==========    ==========    ============     ============

Tremont's equity in
   earnings (loss) of NL,
   including amortization of
   basis differences                             $ 28.4       $ 28.1        $ 57.8         $    .3          $ (29.7)
                                              =========     ==========    ==========    ============     ============

Percent change in TiO2
  Sales volume (MT in thousands)                    436         427           408              +2%               +5%
   Average selling prices (in billing currencies)

                                                                                               +6%               -1%

         Kronos' operating income for 2000 was higher than 1999 due to higher average TiO2 selling prices in billing currencies and higher production and sales volumes. Kronos' operating income in 1999 was lower than 1998, primarily due to lower average TiO2 selling prices and lower production volume, partially offset by higher sales volume.

         Average TiO2 selling prices in billing currencies (which excludes the effects of foreign currency translation) during 2000 were 6% higher than in 1999 with higher prices in all major regions with the greatest improvement being realized in the European and export markets. Pigment prices increased from the preceding quarter during each quarter of 2000, continuing the upward trend that began in the fourth quarter of 1999. The rate of price increases slowed in the fourth quarter to 1% over the third quarter of 2000, and prices at the end of the fourth quarter of 2000 were slightly lower than the average for the quarter. Since prices began to increase in the fourth quarter of 1999, prices have increased an aggregate of 16% in Europe and 3% in North America over the five-quarter period. Average TiO2 selling prices in 1999 were 1% lower than 1998 with higher prices in North America offset by lower prices in Europe and export markets.

         Record sales volume of 436,000 metric tons of TiO2 in 2000 was 2% higher than 1999, primarily due to higher sales in Europe and North America. Kronos' sales volume in the fourth quarter of 2000 decreased 16% from the record fourth quarter of 1999. Approximately one-half of Kronos' 2000 TiO2 sales volume was attributable to markets in Europe with approximately 37% attributable to North America, and the balance to other regions. Sales volume in 1999 was 5% higher than 1998 with growth in all major regions. Industry-wide demand was strong for the first half of 1998, before moderating in the second half of 1998 and early 1999. Demand in the second half of 1999 and the first three quarters of 2000 was stronger than comparable year-earlier periods as a result of, among other things, customers buying in advance of anticipated price increases. Demand softened in the fourth quarter of 2000.

         NL's record production volume of 441,000 metric tons in 2000 was 7% higher than the 411,000 metric tons produced in 1999. Operating rates were near full capacity in 2000 compared to 93% in 1999. Kronos' production volume in 1999 was 5% lower than the 434,000 metric tons produced in 1998 with operating rates near full capacity in 1998. Production volume was curtailed in the beginning of the first quarter of 1999 in order to manage inventory levels. Finished goods inventory levels increased in the fourth quarter of 2000 and at the end of 2000 represent about two months of sales.

         NL's efforts to debottleneck Kronos' production facilities to meet long-term demand continue to prove successful. NL expects Kronos' production capacity of 450,000 metric tons at the end of 2000 will be increased to approximately 465,000 metric tons during 2002, primarily at its chloride facilities, with moderate capital expenditures. Such expectations about NL's future TiO2 production capacity excludes the effect, if any, resulting from a fire that occurred at one of NL's German TiO2 production facilities discussed below.

         On March 20, 2001, NL suffered a fire at its Leverkusen, Germany 35,000 metric ton sulfate-process TiO2 facility. No employees were injured nor was there any environmental damage. Due to the fire and the abrupt shutdown, damages to the sulfate plant are expected to be extensive and may require the rebuilding of the sulfate-process plant. The fire did not enter the 125,000 metric ton chloride-process TiO2 plant at the Leverkusen site, but the fire did damage certain support equipment necessary to operate the chloride-process plant. The chloride-process plant has been closed while damage to the surrounding support facility is assessed, with start-up of the chloride-process plant currently estimated to occur in May. NL anticipates that the loss will be covered by property and business interruption insurance, but the effect on NL's financial results on a quarter-to-quarter or a year-to-year basis will depend on the timing and amount of insurance recoveries. Based on the information currently available to NL, NL believes the impact of the fire on its financial results for the entire year of 2001 will be small, and should not exceed $10 million to NL.

         Industry demand in 2001 is expected to heavily depend upon worldwide economic conditions. NL believes 2001 sales and production volumes should approximate 2000 levels. The price increase that was originally scheduled for October 2000 in North America has not been implemented due to market forces. NL recently announced a European price increase of euro 140 per metric ton scheduled to be implemented late in the first quarter of 2001. NL believes that its average 2001 prices will approximate its average 2000 prices. The extent to which Kronos can realize these or other price increases in 2001 will depend on market conditions.

     Excluding the effect of a fire discussed above that NL suffered in late March 2001 at one of its facilities, Kronos expects its operating income in the first quarter of 2001 will be comparable to the first quarter of 2000. Operating income for the balance of 2001 will depend on worldwide economic conditions. If the economy continues to soften, selling prices and sales volume could be lower than expected and full year 2001 operating income would likely be below 2000 levels factoring in higher anticipated costs, particularly energy. However, if demand strengthens later in the year NL should be able to realize price increases. Kronos believes this could put its operating income closer to or above the 2000 level. NL's expectations as to the future prospects of NL and the TiO2 industry are based upon a number of factors beyond NL's control, including continued worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions, technological advances and the ultimate effect of a fire NL suffered in late March 2001 at one of its German TiO2 production facilities as discussed above. If actual developments differ from NL's expectations, NL's performance could be unfavorably affected.

         Excluding the effects of foreign currency translation, which reduced NL's expenses in both 2000 and 1999 compared to the year-earlier periods, Kronos' cost of sales in 2000 was lower than 1999 primarily due to lower unit costs, which resulted primarily from higher production levels. Kronos' cost of sales in 1999 was higher than 1998 due to higher sales volume and higher unit costs, which resulted primarily from lower production levels. Cost of sales, as a percentage of net sales, decreased in 2000 primarily due to the impact on net sales of higher average selling prices and lower unit costs, and increased in 1999 primarily due to the impact on net sales of lower average selling prices and higher unit costs.

         Excluding the effects of foreign currency translation, which reduced NL's expense in both 2000 and 1999 compared to the year-earlier periods, selling, general and administrative expenses ("SG&A"), excluding corporate expenses, increased in 2000 from the year-earlier period primarily due to higher variable compensation expense and higher selling and distribution expenses associated with higher 2000 sales volumes. SG&A, excluding corporate expenses, increased in 1999 from the year-earlier period due to higher selling and distribution expenses associated with higher 1999 sales volume. SG&A, excluding corporate expenses, as a percentage of net sales, was 12% in each of 2000, 1999 and 1998. See discussion of corporate expenses below.

         NL has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). NL's non-U.S. sales and operating costs are subject to currency exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period revenues and expenses expressed in U.S. dollars. A significant amount of NL's sales (59% in 2000) are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro, decreased sales by $68 million and $15 million during 2000 and

1999, respectively, compared to the year-earlier period. When translated to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' average selling prices for 2000 decreased 1% from 1999. Kronos' average selling prices in U.S. dollars for 1999 decreased 3% from 1998. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in 2000 and 1999 compared to the respective prior year. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins on these sales at NL's non-U.S. subsidiaries. The favorable margin on export sales tends to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in 2000 and 1999, excluding the 1999 $5.3 million foreign currency transaction gain, was not significant when compared to the year-earlier periods.

         General corporate. Corporate interest and dividend income, including noncash interest income on restricted cash balances, fluctuate in part based upon the amount of funds invested and yields thereon. Average funds invested in 2000 were higher than 1999 primarily due to the increase in restricted cash related to the $43.0 million litigation settlement in July 2000. Average funds invested in 1999 were lower than 1998 primarily due to the repayment of certain of NL's debt in the last half of 1998.

         Securities gains, net in 2000 includes a second-quarter $5.6 million securities gain related to common stock received from the demutualization of an insurance company from which NL had purchased certain insurance policies and a fourth-quarter $3.1 million noncash securities loss related to an other-than-temporary decline in value of certain available-for-sale securities held by NL.

         Corporate income in 2000 includes a $69.5 million net gain from settlements with former insurance carriers. In January 2001 NL reached a $10 million settlement with the remaining group of its principal former insurance carriers and expects to report the gain in the first quarter of 2001. NL recognized $4.0 million in both 2000 and 1999 and $3.7 million in 1998 of income related to the straight-line, five-year amortization of $20 million of proceeds received in conjunction with the sale of its specialty chemicals business attributable to a five-year agreement by NL not to compete in the rheological products business.

         Corporate expense in 2000 was higher than 1999, primarily as a result of higher legal and environmental expenses. NL expects corporate expense in 2001 will be slightly lower than 2000 primarily due to lower legal and environmental expenses.

         Interest expense in 2000 declined compared to 1999 primarily due to reduced levels of outstanding euro-denominated debt. Interest expense in 1999 declined compared to 1998 due to the prepayment of NL's former Deutsche mark bank credit facility in 1999 and prepayments of outstanding indebtedness in 1998, principally the Senior Secured Discount Notes, a joint venture term loan and a portion of NL's former DM bank credit facility. Assuming no significant change in interest rates, interest expense in 2001 is expected to be lower compared to 2000 due to (i) lower levels of outstanding indebtedness and (ii) lower average interest rates as a result of the December 2000 refinancing of $50 million of NL's high fixed-rate public debt with lower variable-rate bank debt.

         Provision for income taxes. In 2000 NL's effective income tax rate varied from the normally expected rate primarily due to the geographic mix of income, changes in the German income tax "base" rate and the recognition of certain deductible tax assets which previously did not meet the "more-likely-than-not" recognition criteria. In 1999 and 1998 NL's effective tax rate varied from the normally expected rate due predominantly to the recognition of certain deductible tax attributes which previously did not meet the "more-likely-than-not" recognition criteria. Also in 2000, 1999 and 1998, NL recognized certain one-time benefits related to German tax settlements.

         Effective January 1, 2001, NL and its qualifying subsidiaries will be included in the consolidated United States federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, NL is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that NL compute its provision for U.S. income taxes on a separate company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement, and using the tax elections made by Contran, NL will make payments to or receive payments from Valhi in amounts it would have paid to or received from the Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement.

         Other. Minority interest primarily relates to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The minority interest shareholders of EMS actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings, as defined in the formation documents. NL includes liabilities contractually assumed by EMS in its consolidated balance sheet.

         Discontinued   operations  in  1998  represent  NL's  former  specialty
chemicals operation which was sold in January 1998. The extraordinary items in 2000 and 1998 resulted from early extinguishment of debt.


                         LIQUIDITY AND CAPITAL RESOURCES

TREMONT

         The Company had cash and equivalents of approximately $.8 million at December 31, 2000 and $3.0 million at December 31, 1999. The decrease in cash is due to TRECO's purchase of the 25% minority interest from Union Titanium Sponge Corporation for $2.5 million in December 2000. See Note 4 to the Consolidated Financial Statements.

         Tremont's 12.3 million shares of TIMET common stock and 10.2 million shares of NL common stock had a quoted market value of approximately $83 million and $248 million, respectively, at December 31, 2000. See Note 10 to the Consolidated Financial Statements.

         During 1998, the Company entered into an advance agreement with Contran and borrowed $5.9 million from Contran primarily to fund purchases of NL common stock. In 1999, the Company borrowed an additional $6.3 million from Contran to partially fund the purchase of TIMET common stock from IMI. At December 31, 2000, Tremont owed Contran $13.4 million pursuant to this agreement. In February 2001, the advances from Contran were repaid using the proceeds from a new revolving loan from a subsidiary of NL. The new revolving loan is collateralized by the Company's 10.2 million shares of NL common stock. See Notes 4 and 10 to the Consolidated Financial Statements.

         The revolving loan discussed above and dividends from NL are currently Tremont's primary sources of liquidity. As discussed below, NL raised its quarterly dividend from $.15 to $.20 per NL share in the fourth quarter of 2000. Unless the Company decides to purchase additional shares of NL, TIMET or Tremont securities, the Company does not currently believe it will need to borrow additional amounts on the revolving loan.

         During 1998, the Company collateralized with cash certain letters of credit backing insurance policies at its captive insurance subsidiary, Tall Pines. In 1999, NL collateralized a portion of the letters of credit as they related to its business with the captive, and the Company received $9.9 million in cash previously pledged to collateralize the letters of credit, which funds were primarily used in the purchase of TIMET common stock from IMI.

         The settlement of the previously reported stockholder derivative litigation and Tremont's common stock repurchase program are described in Note 9 to the Consolidated Financial Statements.

         The Company's equity in earnings (losses) of affiliates are primarily noncash. The Company received cash distributions from Landwell of $.6 million in 1998 and $.1 million in 2000 primarily to cover taxes associated with Landwell's income from land sales. No cash distributions were received from Landwell in 1999. NL paid three quarterly cash dividends during 1998 at the rate of $.03 per NL share per quarter, aggregating $.8 million, and paid four quarterly cash dividends during 1999 at the rate of $.035 per NL share per quarter, aggregating $1.4 million. In 2000, NL paid three quarterly dividends of $.15 per share and one quarterly dividend of $.20 per share, aggregating $6.6 million. TIMET paid three quarterly cash dividends during 1998 at the rate of $.04 per TIMET share per quarter, aggregating $1.2 million, and paid three quarterly cash dividends during 1999 at the rate of $.04 per TIMET share per quarter, aggregating $1.5 million. In the third quarter of 1999, TIMET suspended payment of its regular quarterly common stock dividend. TIMET's U.S. credit agreement, which TIMET entered into in 2000, prohibits the payment of dividends on its common stock. Based upon the Company's holdings of NL common stock at December 31, 2000 and the $.20 per share per quarter dividend expected from NL during 2001, the Company expects to receive approximately $8 million in dividends from NL in 2001. On February 7, 2001, NL's Board of Directors declared a regular quarterly dividend of $.20 per NL share to shareholders of record as of March 14, 2001 to be paid on March 28, 2001. Any future dividends from NL and TIMET will be at the discretion of the respective company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements, cash availability and contractual requirements. Relative changes in assets and liabilities did not materially impact the Company's cash flow from operating activities.

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


         TIMET

         Summarized balance sheet and cash flow information of TIMET is presented below.

                                                                      December 31,
                                                         ---------------------------------------
                                                                1999                 2000
                                                         -------------------    ----------------
                                                                     (In millions)

Cash and cash equivalents                                            $ 20.7               $ 9.8
Other current assets                                                  321.9               238.4
Goodwill and other intangible assets                                   71.1                62.6
Other noncurrent assets                                               136.0               146.2
Property and equipment, net                                           333.4               302.1
                                                         -------------------    ----------------

                                                                    $ 883.1             $ 759.1
                                                         ===================    ================

Current liabilities                                                 $ 194.4             $ 115.9
Long-term debt and capital lease obligations                           32.2                27.6
Accrued OPEB cost                                                      20.0                18.2
Other noncurrent liabilities                                           19.9                30.9
Minority interest - Convertible Preferred Securities                  201.2               201.2
Other minority interest                                                 7.3                 7.8
Stockholders' equity                                                  408.1               357.5
                                                         -------------------    ----------------

                                                                    $ 883.1             $ 759.1
                                                         ===================    ================

                                                                              Years ended December 31,
                                                               --------------------------------------------------------
                                                                     1998               1999                2000
                                                               -----------------    --------------    -----------------
                                                                                    (In millions)
Net cash provided (used) by:
  Operating activities
    Before changes in assets and liabilities                         $ 108.7              $  23.9         $  (4.1)
    Changes in assets and liabilities                                  (32.6)                (4.4)           67.4
                                                               -----------------    --------------    -----------------
                                                                        76.1                 19.5            63.3
  Investing activities                                                (223.2)               (21.7)           (4.2)
  Financing activities                                                  92.2                  8.6           (70.7)
                                                               -----------------    --------------    -----------------
     Net cash provided (used by) operating,
       investing and financing activities                            $ (54.9)             $   6.4         $ (11.6)
                                                               =================    ==============    =================

Cash paid for:
  Interest expense, net of amounts capitalized                      $    2.2              $   6.7         $   7.6
  Convertible Preferred Securities dividends                            13.3                 13.3             3.3
  Income taxes (refunds), net                                           23.7                   .1            (8.2)

         Operating  activities.   Cash  provided  by  operating  activities  was
approximately $63 million in 2000, $19 million in 1999 and $76 million in 1998.

         Cash provided by operating activities, excluding changes in assets and liabilities, during the past three years generally follows the trend in operating results. Changes in assets and liabilities reflect the timing of purchases, production and sales, and can vary significantly from period to period. Accounts receivable provided cash in 1998, 1999 and 2000 reflecting the decrease in sales levels as well as an improvement, particularly in 2000, in collections as reflected by a decrease in the average number of days that receivables are outstanding. The significant reduction in receivables in 2000 was also attributable to $16 million of customer payments received in the first quarter of 2000 related to a bill-and-hold arrangement near the end of 1999.

         Inventories increased significantly in 1998, reflecting material purchases and production rates that were based on expected sales levels higher than the actual sales level turned out to be. TIMET reduced inventories during 1999 and 2000 as excess raw materials and other inventory items were consumed and inventory reduction and control efforts were put in place.

         Changes in net current income taxes payable decreased in 1998 in part due to the delayed timing of cash payments for taxes in Europe relative to earnings. In 1999, income taxes payable decreased as the 1999 losses were carried back to recover a portion of prior years' taxes paid. Changes in income taxes in 2000 primarily reflects net tax refunds of $8 million. Changes in accounts with related parties resulted primarily from relative changes in receivable levels with joint ventures in 1998, 1999 and 2000.

         In April 2000, TIMET exercised its right to defer future dividend payments on its outstanding 6.625% Convertible Preferred Securities for a period of 10 quarters (subject to possible further extension for up to an additional 10 quarters), although interest continues to accrue at the coupon rate on the principal and unpaid dividends. Changes in accrued dividends on Convertible Preferred Securities reflects accrued but unpaid dividends.

         Investing activities. TIMET's capital expenditures were $11 million in 2000, down from $25 million in 1999 and $115 million in 1998. Capital spending for 2000 was principally for capacity enhancements, capital maintenance, and safety and environmental projects. Capital expenditures in 1999 were primarily related to the expansion of forging capacity at the Toronto, Ohio facility, the installation of the business-enterprise system in Europe and various environmental and other projects. About one-half of capital expenditures during 1998 related to capacity expansion projects associated with long-term customer agreements.

         Approximately 10% of TIMET's capital spending in 1999 related to the major business-enterprise information systems and information technology project implemented at various sites throughout TIMET. Approximately one-fourth of the 1998 capital spending related to this project. The new system was implemented in stages in the U.S. during 1998, with initial implementation substantially completed with the rollout to the U.K. in February 1999. Certain costs associated with the business-enterprise information systems project, including training and reengineering, were expensed as incurred.

         Cash used for business acquisitions and joint ventures in 1998 related primarily to the Loterios and Wyman-Gordon transactions.

         Proceeds from sale of joint venture in 2000 represents the proceeds from TIMET's sale to Wyman-Gordon of TIMET's 20% interest in Wyman-Gordon Titanium Castings, LLC.

         In October 1998, TIMET purchased for cash $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock") in conjunction with, and concurrent with, SMC's acquisition of the Inco Alloys International high performance nickel alloys business unit of Inco Limited ("Inco"). Dividends on the SMC Preferred Stock had previously been deferred by SMC due to limitations imposed by SMC's bank credit agreements. During 2000, TIMET received three quarterly dividends from SMC and received a fourth dividend in January 2001; however, there can be no assurances that TIMET will continue to receive regular quarterly dividends. SMC has filed a lawsuit against Inco alleging that Inco made fraudulent misrepresentations in connection with SMC's acquisition, which action is still pending.

         Financing activities. At December 31, 2000, TIMET's net debt was approximately $35.1 million ($44.9 million of notes payable and debt, principally borrowings under TIMET's U.S. and U.K. credit agreements less $9.8 million of cash and equivalents). At December 31, 2000, TIMET had about $117 million of borrowing availability under its various worldwide credit agreements.

         Early in 2000, TIMET completed a $125 million, three-year U.S.-based revolving credit agreement replacing its previous U.S. bank credit facility. Borrowings under the credit agreement are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment. The credit agreement limits additional indebtedness, prohibits the payment of common stock dividends, and contains other covenants customary in lending transactions of this type. TIMET also increased its U.K. credit agreement from (pound)18 million ($29 million) to (pound)30 million ($48 million) with its existing U.K. lender in 2000. TIMET believes that its U.S. and U.K. credit facilities will provide it with the liquidity necessary for current market and operating conditions.

         Net repayments of $70 million in 2000 reflect reductions of outstanding borrowings principally in the U.S. resulting from collection of receivables, reduction in inventories, tax refunds, the sale of TIMET's casting joint venture and deferral of dividend payments on TIMET's Convertible Preferred Securities. Net borrowings of $13 million in 1999 and $97 million in 1998 were primarily to fund capital expenditures and the 1998 Loterios acquisition.

         In November 1999, TIMET's Board of Directors voted to suspend the regular quarterly dividend on its common stock in view of, among other things, the continuing weakness in overall market demand for titanium metal products. TIMET's U.S. credit agreement, entered into in early 2000, after such suspension, prohibits the payment of dividends on TIMET's common stock and the repurchase of common shares.

         TIMET's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. In April 2000, TIMET exercised its right to defer future dividend payments on these securities for a period of 10 quarters (subject to possible further extension for up to an additional 10 quarters), although interest will continue to accrue at the coupon rate on the principal and unpaid dividends. TIMET may consider resuming payment of dividends on the Convertible Preferred Securities or purchase the securities if the outlook for TIMET's results from operations improves substantially or a favorable result in the Boeing-related litigation is achieved, or both. As of December 31, 2000, accrued dividends on TIMET's Convertible Securities are reflected as noncurrent liabilities in TIMET's consolidated balance sheet.

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


NL Industries
  Summarized balance sheet and cash flow information of NL is presented below.

                                                     December 31,
                                       -----------------------------------------
                                              1999                  2000
                                       -------------------    ------------------
                                                    (In millions)

Cash and cash equivalents                   $   151.8               $  189.6
Other current assets                            354.6                  364.2
Noncurrent securities                            15.1                   47.2
Investment in joint venture                     157.6                  150.0
Other noncurrent assets                          28.7                   45.4
Property and equipment, net                     348.4                  324.4
                                       -------------------    ------------------

                                            $ 1,056.2               $1,120.8
                                       ===================    ==================

Current liabilities                         $   264.8               $  297.9
Long-term debt                                  244.3                  195.4
Deferred income taxes                           108.2                  145.7
Accrued OPEB cost                                37.1                   29.4
Environmental liabilities                        64.5                   57.1
Other noncurrent liabilities                     62.3                   44.5
Minority interest                                 3.9                    6.3
Shareholders' equity                            271.1                  344.5
                                       -------------------    ------------------

                                            $ 1,056.2               $1,120.8
                                       ===================    ==================

                                                                  Years ended December 31,
                                               ----------------------------------------------------------------
                                                      1998                   1999                  2000
                                               -------------------    -------------------    ------------------
                                                                        (In millions)
Net cash provided (used) by:
   Operating activities:
     Before changes in assets and
         liabilities                                  $ 137.0                $ 115.7                $ 153.1
     Changes in assets and liabilities                  (91.9)                  (7.4)                 (13.4)
                                               -------------------    -------------------    ------------------
                                                         45.1                  108.3                  139.7
   Investing activities                                 417.3                  (38.4)                 (56.2)
   Financing activities:                               (396.2)                 (88.0)                 (95.7)
                                               -------------------    -------------------    ------------------
Net cash provided (used by) operating,
   investing and financing activities                $   66.2                $ (18.1)               $ (12.2)
                                               ===================    ===================    ==================

Cash paid for:
     Interest, net of amounts capitalized             $  38.0                $  35.5                $  32.4
     Income taxes, net                                   54.2                   15.0                $  33.4


         Operating activities. Certain items included in the determination of net income do not represent current inflows or outflows of cash. For example, the $3.1 million security transaction loss recognized in 2000 for an other-than-temporary decline in value of certain marketable securities held by NL, did not result in a current outflow of cash. Depreciation, depletion and amortization is another noncash expense item. Noncash interest expense consists of amortization of original issue discount on certain indebtedness and amortization of deferred financing costs. Certain other items included in the determination of net income have an impact on cash flows from operating activities, but the impact of such items on cash will differ from their impact on net income. For example, the amount of income or expense recorded for pension and OPEB assets and obligations (which depend upon a number of factors, including actuarial assumptions used to value obligations) will generally differ from the outflows of cash for such benefits.

         The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities increased $37.4 million in 2000 and decreased $21.3 million in 1999 from the preceding year.

         Operating cash flows in 2000 compared to 1999 were favorably affected by $66.8 million higher operating income and $4.8 million of lower cash interest expense, net, partially offset by $5.3 million of higher payments to fund NL's pension plans, $8.2 million of higher corporate expenses, $16.1 million of higher current tax expense, and $6.1 million of lower distributions from the TiO2 manufacturing joint venture.

         Operating cash flows in 1999 compared to 1998 were unfavorably affected by $25.5 million of lower operating income, $7.4 million of higher current tax expense and $3.8 million of higher cash interest expense, net, partially offset by $13.7 million of distribution from the joint venture.

         Changes in NL's assets and liabilities (excluding the effect of currency translation) used cash in 2000, 1999 and 1998 primarily due to increases in inventory levels in 2000 and 1998 and increases in receivable levels in 1999 due to high year-end demand.

         Investing activities. NL's capital expenditures were $31 million, $36 million and $22 million in 2000, 1999 and 1998, respectively. Capital expenditures in 1999 were higher due to $6 million of expenditures for a landfill expansion for NL's Belgian facility. Capital expenditures of the 50%-owned manufacturing joint venture were $4 million in each of 2000, 1999 and 1998 and are not included in NL's capital expenditures.

         NL's capital expenditures during the past three years include an aggregate of $24 million ($8 million in 2000) for NL's ongoing environmental protection and compliance programs. NL's estimated 2001 and 2002 capital expenditures are $37 million for each year, and include $6 million and $5 million, respectively, in the area of environmental protection and compliance.

         During 2000 NL purchased 1,000,000 shares of Tremont's common stock in market transactions for an aggregate of $26 million. Tremont owns 10.2 million shares, or 20%, of NL's outstanding common stock.

         In February 2001 NL Environmental Management Services, Inc., a majority-owned subsidiary of NL, loaned $13.4 million to Tremont. The loan bears interest at prime plus 2%, is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont.

         NL sold the net assets of its specialty chemicals business in January 1998 for $465 million and recognized an after-tax gain of approximately $286 million on the sale of this business segment.

         Financing activities. In the second and third quarters of 2000 NL repaid euro 17.9 million ($16.7 million when paid) and euro 13.0 million ($12.2 million when paid), respectively, of its euro-denominated short-term debt with cash flow from operations. In December 2000 NL borrowed $43 million of short-term non-U.S. dollar-denominated bank debt and used the proceeds along with cash on hand to redeem $50 million (par value) of NL's 11.75% Senior Secured Notes.

         In the first quarter of 1999 NL prepaid the remaining balance of DM 107 million ($60 million when paid) of a term loan that was part of NL's previous DM bank credit facility, principally by drawing DM 100 million ($56 million when drawn) on the revolving portion of the DM credit facility. In the second and third quarters of 1999, NL repaid DM 60 million ($33 million when paid) of the DM revolving credit facility with cash provided from operations. The revolver's outstanding balance of DM 120 million was further reduced in October 1999 by DM 20 million ($11 million when paid). In December 1999 NL borrowed $26 million of short-term unsecured euro-denominated bank debt and used the proceeds along with cash on hand to prepay the remaining balance of DM 100 million ($52 million when paid) of the revolving portion of the DM credit facility. The DM credit facility was then terminated, which released collateral and eliminated certain restrictive loan covenants.

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

         With a majority of the $380 million after-tax net proceeds from the sale of its specialty chemicals business, NL (i) prepaid $118 million of the Rheox term loan, (ii) prepaid $42 million of Kronos' tranche of the LPC joint venture term loan, (iii) made $65 million of open-market purchases of NL's 13% Senior Secured Discount Notes at prices ranging from $101.25 to $105.19 per $100 of their principal amounts, (iv) purchased $6 million of the Senior Secured Notes and $61,000 of the Senior Secured Discount Notes at a price of $100 and $96.03 per $100 of their principal amounts, respectively, pursuant to a June 1998 pro rata tender offer to Note holders as required under the terms of the indenture, and (v) redeemed $121 million of 13% Senior Secured Discount Notes outstanding on October 15, 1998 at the redemption price of 106% of the principal amount, in accordance with the terms of the Senior Secured Discount Notes indenture.

         Dividends paid during 2000, 1999 and 1998 totaled $32.7 million, $7.2 million and $4.6 million, respectively. At December 31, 2000, NL had $20 million available for payment of dividends, acquisition of treasury shares, acquisition of affiliate stock and other restricted payments as defined in the Senior Secured Notes indenture. On February 7, 2001, NL's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of March 14, 2001 to be paid on March 28, 2001.

         Pursuant to its share repurchase program, NL purchased 1,682,000 shares of its common stock at an aggregate cost of $30.9 million in 2000 and 552,000 shares of its common stock in the open market at an aggregate cost of $7.2 million in 1999. Approximately 766,000 additional shares are available for purchase under NL's share repurchase program. The available shares may be purchased over an unspecified period of time, and are to be held as treasury shares available for general corporate purposes.

         In 1998, as a result of the settlement of a shareholder derivative lawsuit on behalf of NL, Valhi transferred $14.4 million in cash to NL, and NL paid plaintiffs' attorneys' fees and expenses of $3.2 million.

         Cash, cash equivalents, restricted cash and borrowing availability. At December 31, 2000, NL had cash and cash equivalents aggregating $120 million (38% held by non-U.S. subsidiaries) and $87 million of restricted cash equivalents held by U.S. subsidiaries, of which $18 million was classified as a noncurrent asset. At December 31, 2000, NL's subsidiaries had $16 million available for borrowing under non-U.S. credit facilities. At December 31, 2000, NL had complied with all financial covenants governing its debt agreements.

         Based upon NL's expectations for the TiO2 industry and anticipated demands on NL's cash resources as discussed herein, NL expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from NL's expectations, NL's liquidity could be adversely affected.

         Income taxes. A reduction in the German "base" income tax rate from 30% to 25%, enacted in October 2000, became effective January 1, 2001. The reduction in the German income tax rate resulted in $5.7 million of additional deferred income tax expense in the fourth quarter of 2000 due to a reduction of NL's deferred income tax asset related to certain German tax attributes. NL does not expect its future current income tax expense to be affected by the rate change in Germany.

         Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions
are being  examined and  tax authorities   have  proposed  or  may  propose  tax
deficiencies, including interest.

         NL has received tax assessments from the Norwegian tax authorities proposing tax deficiencies including related interest of approximately NOK 38 million ($4.3 million at December 31, 2000) relating to 1994 and 1996. NL is currently litigating the primary issue related to the 1994 assessment and in February 2001 the Norwegian Appeals Court ruled in favor of the Norwegian tax authorities. NL has appealed the case to the Norwegian Supreme Court and believes that the outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. NL has granted a lien for the 1994 and 1996 tax assessments on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

         NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 12.7 million ($11.8 million at December 31, 2000). NL has filed protests to the assessments for the years 1991 to 1996 and expects to file a protest for 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments are without merit.

         No assurance can be given that NL's tax matters will be favorably resolved due to the inherent uncertainties involved in tax proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

         At December 31, 2000, NL had net deferred tax liabilities of $136 million. NL operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $190 million at December 31, 2000, principally related to Germany, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

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

         Foreign operations. As discussed above, NL has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of NL's assets and liabilities related to its non-U.S. operations, and therefore NL's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2000, NL had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

         Euro currency. Beginning January 1, 1999, certain members of the European Union ("EU"), including Germany, Belgium, the Netherlands and France, adopted a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies remain legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currency units are fixed.

         NL conducts substantial operations in Europe. As of January 1, 2001, the functional currency of NL's German, Belgian, Dutch and French operations have been converted to the euro from their respective national currencies. NL has assessed and evaluated the impact of the euro conversion on its business and made the necessary system conversions. The euro conversion may impact NL's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations, financial condition or liquidity.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tremont

         The Company is exposed to market risk from changes in interest rates and equity security prices, and through its operating affiliates, foreign exchange rates. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk and typically does not enter into currency forward contracts to manage its foreign exchange market risk. The Company was not a party to any type of forward or derivative option contract at December 31, 2000.

         Interest rates. The Company is exposed to market risk from changes in interest rates related to indebtedness to related parties. At December 31, 1999 and 2000, the Company's $13.7 million and $13.4 million, respectively, of such indebtedness was 100% variable rate, had weighted average interest rates of 8% and 9%, respectively, and, being payable on demand, is classified as a current liability in both years. See Note 10 to the Consolidated Financial Statements.

         Marketable equity security prices. The Company is exposed to market risk due to changes in prices of marketable securities which are owned. The fair value of such equity securities at December 31, 1999 and 2000 was $.3 million and $.4 million, respectively. The potential change in the aggregate fair value of these investments at December 31, 2000, assuming a 10% change in prices, would be $40,000.

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

         Interest rates. TIMET is exposed to market risk from changes in interest rates related to indebtedness. At December 31, 2000, substantially all of TIMET's indebtedness was denominated in U.S. dollars or the British pound sterling and bore interest at variable rates, primarily related to spreads over LIBOR, as summarized below.

                                                     Contractual maturity date (1)
                                  ---------------------------------------------------------------------     Interest
                                     2001          2002           2003          2004           2005         rate (2)
                                  -----------    ----------    -----------    ----------    -----------    ------------
                                                             (In millions)
Variable rate debt:
   U. S. dollars                   $  22.1        $     -        $  5.4        $     -       $    -            8.70%
   British pounds                      1.5            1.5           1.5            1.5          8.9            7.85%
   Italian lira                        1.8             .2             -              -            -            5.60%
   French francs                        .5              -             -              -            -            6.60%

(1) Non-U. S. dollar denominated amounts are translated at year-end rates of exchange.
(2)      Weighted average.


         At  December  31,  1999,   substantially  all  of  TIMET's  outstanding
indebtedness consisted of U.S. dollar-denominated variable rate debt.

         Foreign currency exchange rates. TIMET is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -TIMET - Results of Operations - European Operations," which information is incorporated herein by reference.

         Other. TIMET holds $80 million of preferred securities that are not publicly traded, are accounted for by the cost method and are considered "held-to-maturity" securities. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - TIMET - Investing Activities."

NL Industries

         General. NL is exposed to market risk from changes in currency exchange rates, interest rates and equity security prices. In the past, NL has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, NL has not generally entered into forward or option contracts to manage such market risks, nor has NL entered into any such contract or other type of derivative instrument for trading purposes. NL was not a party to any forward or derivative option contracts related to currency exchange rates, interest rates or equity security prices at December 31, 2000 or 1999.

         Interest rates. NL is exposed to market risk from changes in interest rates, primarily related to indebtedness.

         At December 31, 2000, NL's aggregate indebtedness was split between 73% of fixed-rate instruments and 27% of variable-rate borrowings (1999 -81% fixed-rate and 19% variable-rate). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted-average interest rates, by contractual maturity dates, for NL's aggregate indebtedness at December 31, 2000 and 1999. At December 31, 2000 and 1999, all outstanding fixed-rate indebtedness was denominated in U.S. dollars, and all outstanding variable-rate indebtedness was denominated in either euros or Norwegian kroner. Information shown below for such euro- and kronor-denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2000 using that date's exchange rate of 1.08 euro per U.S. dollar (1999 - .99 euro per U.S. dollar) and 8.90 kroner per U.S. dollar (1999-n/a). Certain kroner-denominated capital leases totaling $2.1 million in 2000 and $.5 million in 1999 have been excluded from the table below.

                                                       Contractual Maturity Date
                                       ----------------------------------------------------------   Fair Value
                                                                                                    December 31,
December 31, 1999:                         2000       2001       2002       2003        Total           1999
                                        --------------------------------------------- ----------- ------------------
                                                        (In millions)
Fixed-rate debt (U.S.
  dollar-denominated):
     Principal amount                     $   -      $ -         $ -      $ 244.0       $244.0            $253.2
     Weighted-average
     interest rate                            -        -           -        11.75%       11.75%

Variable rate debt (Euro denominated):
     Principal amount                    $ 57.1      $ -         $ -      $     -       $ 57.1            $ 57.1
     Weighted-average
     interest rate                          3.6%       -           -            -          3.6%


                                                       Contractual Maturity Date
                                       ----------------------------------------------------------   Fair Value
                                                                                                    December 31,
December 31, 2000:                         N/A        2001       2002       2003        Total           2000
                                        --------------------------------------------- ----------- ------------------
                                                        (In millions)
Fixed-rate debt (U.S.
  dollar-denominated):
     Principal amount                     $  -       $    -       $ -    $ 194.0      $ 194.0            $195.9
     Weighted-average
     interest rate                           -            -         -      11.75%       11.75%

Variable rate debt
  (Non U.S dollar denominated):
     Principal amount                     $  -       $ 70.0       $ -    $     -       $ 70.0            $ 70.0
     Weighted-average
     interest rate                           -          6.3%        -          -          6.3%


         Currency exchange rates. NL is exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, Canadian dollar, Norwegian kroner and the United Kingdom pound sterling. See Item 7 "Liquidity and Capital Resouces - NL Industries" for a discussion of risks and uncertainties related to the conversion of certain of these currencies to the euro.

         At December 31, 2000, NL had $48 million of indebtedness denominated in euros (1999 - $58 million) and $24 million of indebtedness denominated in Norwegian kroner (1999-$.5 million) The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates would be approximately $7 million (1999 - $6 million).

         Marketable equity security prices. NL is exposed to market risk due to changes in prices of the marketable securities which are held. The fair value of such equity securities at December 31, 2000 and 1999 was $47 million and $15 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $4.7 million and $1.5 million, respectively.

         Other. NL believes there are certain shortcomings in the sensitivity analyses presented above, which analyses are required under the Securities and Exchange Commission's regulations. For example, the hypothetical affect of changes in interest rates discussed above ignores the potential effect on other variables which affect NL's results of operations and cash flows, such as demand for NL's products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous parallel shifts along the yield curve. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses NL would incur assuming the hypothetical changes in market prices were actually to occur.

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

                  50 percent-or-less owned persons

                  Consolidated financial statements of Titanium Metals Corporation (39% owned at December 31, 2000), with independent auditors report thereon, pages F through F-35 inclusive of TIMET's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-28538) included herein as
                  Exhibit 99.1, are filed as part of this Annual Report.

                  Consolidated financial statements of NL Industries, Inc. (20% owned at December 31, 2000), with independent auditors report thereon, pages F-1 through F-53 inclusive of NL's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-640) included herein as Exhibit 99.2, are filed as part of this Annual Report.

 (b)              Reports on Form 8-K

                  Reports on Form 8-K filed by the Registrant for the quarter ended December 31, 2000 and the months of January and February, 2001:

                         Date of Report                          Items Reported
                  -----------------------------            ---------------------------

                  October 25, 2000                  -               5 and 7
                  October 26, 2000                  -               5 and 7
                  February 1, 2001                  -               5 and 7
                  February 6, 2001                  -               5 and 7

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

4.9 Indenture for the 6 5/8% Convertible Junior Subordinated Debentures, dated as of November 20, 1996, among Titanium Metals Corporation and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.


4.10           Form of 6 5/8%  Convertible  Preferred  Securities  (included  in
               Exhibit 4.8 above), incorporated by reference to Exhibit 4.4 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.


4.11           Form  of  6  5/8%  Convertible  Junior  Subordinated   Debentures
               (included in Exhibit  4.9  above), incorporated  by reference to
               Exhibit 4.6 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on
               December 5, 1996.


4.12 Form of 6 5/8% Trust Common Securities (included in Exhibit 4.6 above), incorporated by reference to Exhibit 4.5 of Titanium Metals Corporation's Current Report on Form 8-K
               (File No. 0-28538) filed with the Commission on December 5, 1996.


4.13 Convertible Preferred Securities Guarantee, dated as of November 20, 1996, between Titanium Metals Corporation, as Guarantor, and The Chase Manhattan Bank, as Guarantee Trustee, incorporated by reference to Exhibit 4.7 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.


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


10.1* Amended and Restated 1988 Long Term Performance Incentive Plan of Tremont, incorporated by reference to Exhibit 10.1 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1994.


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


10.5 Intercorporate Services Agreement between Contran Corporation and Tremont effective as of January 1, 2000, incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.



10.6 Intercorporate Services Agreement by and between Tremont and NL effective as of January 1, 2000, incorporated by reference to Exhibit 10.5 of NL's Quarterly Report on Form 10-Q
               (File No. 1-640) for the quarter ended June 30, 2000.


10.7 Advance Agreement, dated October 5, 1998, by and between Contran Corporation and the Registrant, incorporated by reference to
               Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.


10.8* 1992 Non-Employee Director Stock Option Plan of Tremont Corporation, incorporated by reference to Exhibit 10.21 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.


10.9 Revolving Loan Note dated February 9, 2001 with Tremont Corporation as Maker and NL Environmental Management Services, Inc. as Payee, incorporated by reference to Exhibit 10.34 of NL's Annual Report on Form 10-K for the year ended December 31, 2000.


10.10 Security Agreement dated February 9, 2001 by and between Tremont Corporation and NL Environmental Management Services, Inc., incorporated by reference to Exhibit 10.35 of NL's Annual Report on Form 10-K for the year ended December 31, 2000.


10.11 Tax Agreement between Valhi, Inc. and NL effective as of January 1, 2001, incorporated by reference to Exhibit 10.36 of NL's Annual Report on Form 10-K for the year ended
               December 31, 2000.


10.12 Subscription Agreement by and among Valhi, Inc., Tremont Holdings, LLC and Tremont Group, Inc. effective as of
               December 31, 2000, incorporated by reference to Exhibit 10.37 of NL's Annual Report on Form 10-K for the year ended
               December 31, 2000.


10.13 Tax Agreement between Valhi, Inc. and Tremont Corporation dated as of January 1, 2001, incorporated by reference to Exhibit No. 8 to Amendment No. 17 of a Schedule 13D with respect to Tremont Corporation dated December 31, 2000.


10.14 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England, incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

10.15 Intercorporate Services Agreement between Titanium Metals Corporation and Tremont Corporation, effective as of
               January 1, 2000, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.


10.16 Intercorporate Services Agreement by and between Valhi, Inc. and the Tremont Corporation, effective as of January 1, 2000, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 2000.


10.17* 1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to Exhibit 10.19 of Titanium Metals Corporation's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18829).


10.18* Titanium Metals Corporation Amended and Restated 1996 Non-Employee Director Compensation Plan, as amended and restated effective February 28, 2001, incorporated by reference to Exhibit
               10.12 of Titanium Metals Corporation's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2000.


10.19* Titanium Metals Corporation Executive Stock Ownership Loan Plan, as amended and restated effective February 28, 2001, incorporated by reference to Exhibit 10.17 of Titanium Metals Corporation's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2000.


10.20* Senior Executive Cash Incentive Plan of Titanium Metals Corporation, incorporated by reference to Appendix B to Titanium Metals Corporation's proxy statement included as part of a statement on Schedule 14A dated April 17, 1997


10.21* Executive Severance Policy of Titanium Metals Corporation, as amended and restated effective May 17, 2000, incorporated by reference to Exhibit 10.3 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2000.


10.22*         Severance  Agreement  between  Titanium  Metals  Corporation  and
               Andrew R. Dixey dated February 25, 2000, incorporated by reference to Exhibit 10.19 of Titanium Metals Corporation's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 1999.


10.23* Executive Severance Agreement, dated as of September 27, 1996, between Titanium Hearth Technologies, Inc. and Charles H. Entrekin, Jr., incorporated by reference to Exhibit 10.22 of Titanium Metals Corporation's Annual Report on Form 10-K
               (File No. 0-28538) for the year ended December 31, 1999.


10.24 Purchase Agreement dated November 20, 1996, between Titanium Metals Corporation, TIMET Capital Trust I, Salomon Brothers Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as Initial Purchasers, incorporated by reference to Exhibit 99.1 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.


10.25 Registration Agreement, dated November 20, 1996, between TIMET Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, incorporated by reference to Exhibit 99.2 of Titanium Metals Corporation's Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

10.26 Loan and Security Agreement by and among Congress Financial Corporation (Southwest), as lender, and Titanium Metals Corporation and Titanium Hearth Technologies, Inc., as borrowers, dated February 25, 2000, incorporated by reference to Exhibit
               10.12 of Titanium Metals Corporation's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 1999.


10.27 Investment Agreement dated July 9, 1998, between Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.1 of Titanium Metals Corporation's Current Report on Form 8-K
               (File No. 0-28538) dated July 9, 1998.


10.28* Form of Loan and Pledge Agreement by and between Titanium Metals Corporation and individual TIMET executives under Titanium Metals Corporation's Executive Stock Ownership Loan Program, incorporated by reference to Exhibit 10.18 of Titanium Metals Corporation's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2000.


10.29 Amendment to Investment Agreement, dated October 28, 1998, among Titanium Metals Corporation, TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit
               10.4 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.


10.30 Registration Rights Agreement, dated October 28, 1998, between TIMET Finance Management Company and Special Metals Corporation, incorporated by reference to Exhibit 10.5 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.


10.31 Certificate of Designations for the Special Metals Corporation Series A Preferred Stock, filed on October 28, 1998, with the Secretary of State of Delaware, incorporated by reference to
               Exhibit 4.5 of a Current Report on Form 8-K dated October 28, 1998, filed by Special Metals Corporation (File No. 000-22029).


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

10.35 Amendment to Richards Bay Slag Sales Agreement dated May 1, 1999 between Richards Bay Iron and Titanium (propriety) Limited and Kronos, Inc., incorporated by reference to Exhibit 10.4 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1999.


10.36 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.


10.37 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc., incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.


10.38 Kronos Offtake Agreement dated as of October 18, 1993 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.


10.39 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit
               10.22 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.


10.40 Tioxide Americas Offtake Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.5 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.


10.41 Amendment No. 1 to Tioxide Americas Offtake Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Louisiana Pigment Company, L.P., incorporated by reference to
               Exhibit 10.24 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.


10.42 TCI/KCI Output Purchase Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos Canada, Inc., incorporated by reference to Exhibit 10.6 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.


10.43 TAI/KLA Output Purchase Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc., incorporated by reference to Exhibit 10.7 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.


10.44 Master Technology Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited, incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.45 Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc., incorporated by reference to Exhibit 10.9 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.


10.46 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas, Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc., incorporated by reference to
               Exhibit 10.10 of NL's Quarterly Report on Form 10-Q
               (File No. 1-640) for the quarter ended September 30, 1993.


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


10.51* Amendment to NL Industries, Inc. Retirement Savings Plan effective as of January 1, 2000, incorporated by reference to
               Exhibit 10.1 to NL's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.


10.52* NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992, incorporated by reference to Appendix A of NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on April 30, 1992.


10.53          Intercorporate  Service  Agreement by and between  Valhi,  Inc.
               and NL effective as of January 1, 2000, incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q
               (File No. 1-640) for the quarter ended June 30, 2000.


10.54 Intercorporate Service Agreement by and between Contran Corporation and NL effective as of January 1, 2000, incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2000.


10.55 Intercorporate Service Agreement by and between Titanium Metals Corporation and NL effective January 1, 2000, incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2000.


10.56 Intercorporate Services Agreement by and between CompX International Inc. and NL effective as of January 1, 2000, incorporated by reference to Exhibit 10.6 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2000.

10.57 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation, incorporated by reference to
               Exhibit 10.20 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.


10.58* Executive Severance Agreement effective as of March 9, 1995 by and between NL and Lawrence A. Wigdor, incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1996.


10.59* Executive Severance Agreement effective as of July 24, 1996 by and between NL and J. Landis Martin, incorporated by reference to
               Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1997.


10.60* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991, incorporated by reference to Exhibit 10.26 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended
               December 31, 1992.


10.61* Agreement to Defer Bonus Payment dated February 20, 1998 between NL and Lawrence A. Wigdor and related trust agreement, incorporated by reference to Exhibit 10.48* of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1997.


10.62* Agreement to Defer Bonus Payment dated February 20, 1998 between NL and J. Landis Martin and related trust agreement, incorporated by reference to Exhibit 10.49* of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1997.


10.63* NL Industries, Inc. 1988 Long-Term Incentive Plan, incorporated by reference to Appendix A to NL's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 6, 1998.


21.1           Subsidiaries of the Registrant.



23.1           Consent of PricewaterhouseCoopers LLP.



99.1 Titanium Metals Corporation (File No. 0-28538) Annual Report on Form 10-K for the year ended December 31, 2000, Item 3 - "Legal Proceedings" and Item 8 - "Financial Statements and Supplementary Data" (pages F to F-35).


99.2 NL Industries, Inc. (File No. 1-640) Annual Report on Form 10-K for the year ended December 31, 2000, Item 3 - "Legal Proceedings" and Item 8 - "Financial Statements and Supplementary Data" (pages F-1 to F-53).


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

--------------------------------------------------------------------------------
* Management contract, compensatory plan or arrangement.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         TREMONT CORPORATION
                                         (Registrant)



                                     By    /s/ J. Landis Martin
                                          J. Landis Martin, March 21, 2001
                                          (Chairman of the Board, President
                                          and Chief Executive Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ Susan E. Alderton                /s/ Harold C. Simmons
Susan E. Alderton, March 21, 2001    Harold C. Simmons, March 21, 2001
(Director)                           (Director)


 /s/ Richard J. Boushka               /s/ Thomas P. Stafford
Richard J. Boushka, March 21, 2001   Thomas P. Stafford, March 21, 2001
(Director)                           (Director)


 /s/ J. Landis Martin                 /s/ Avy H. Stein
J. Landis Martin, March 21, 2001     Avy H. Stein, March 21, 2001
(Chairman of the Board, President    (Director)
 and Chief Executive Officer)


 /s/ Glenn R. Simmons                /s/ Mark A. Wallace
Glenn R. Simmons, March 21, 2001     Mark A. Wallace, March 21, 2001
(Director)                           (Vice President and Chief Financial Officer
                                     (Principal Finance Officer)


 /s/ Steven L. Watson                /s/ Margaret Von der Schmidt
Steven L. Watson, March 21, 2001     Margaret Von der Schmidt, March 21, 2001
(Director)                           (Controller)

                               TREMONT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(a) and 14(d)

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


                                                                                  Page
Financial Statements

  Report of Independent Accountants                                                F-1

  Consolidated Balance Sheets - December 31, 1999 and 2000                       F-2/F-3

  Consolidated Statements of Income - Years ended December 31, 1998,
     1999 and 2000                                                                 F-4

  Consolidated Statements of Comprehensive Income - Years ended
     December 31, 1998, 1999 and 2000                                              F-5

  Consolidated Statements of Cash Flows - Years ended December 31, 1998,
     1999 and 2000                                                               F-6/F-7

  Consolidated Statements of Stockholders' Equity - Years ended December 31,
     1998, 1999 and 2000                                                           F-8

  Notes to Consolidated Financial Statements                                    F-9/F-29


Financial Statement Schedules

  Report of Independent Accountants                                                S-1

  Schedule II - Valuation and Qualifying Accounts                                  S-2



                                        F

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Tremont Corporation:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tremont Corporation as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP


Denver, Colorado
January 31, 2001


                               TREMONT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 2000

                      (In thousands, except per share data)

ASSETS                                            1999               2000
                                              --------------    ---------------
Current assets:
   Cash and cash equivalents                   $     3,002      $        793
   Accounts and notes receivable                     2,614             2,744
   Receivable from related parties                   1,847             1,906
   Prepaid expenses and other                        1,788             2,434
                                              --------------    ---------------

          Total current assets                       9,251             7,877
                                              --------------    ---------------

Other assets:
   Investment in TIMET                              85,772            72,179
   Investment in NL Industries                     113,574           122,717
   Investment in joint ventures                     13,658            13,134
   Receivable from related parties                   1,161               836
   Other                                             8,570            12,299
                                              --------------    ---------------

         Total other assets                        222,735           221,165
                                              --------------    ---------------

Property and equipment
  Land                                                 330               330
  Buildings                                            913               913
  Equipment                                            179               179
                                              --------------    ---------------
                                                     1,422             1,422
  Less accumulated depreciation                        834               886
                                              --------------    ---------------

     Net property and equipment                        588               536
                                              --------------    ---------------

                                                 $ 232,574         $ 229,578
                                              ==============    ===============

                               TREMONT CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1999 and 2000

                      (In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1999                2000
                                                                                 ---------------     ---------------

Current liabilities:
   Accrued liabilities                                                             $    4,623          $    5,099
   Loan payable to related party                                                       13,743              13,403
   Other payables to related parties                                                      426                 252
                                                                                 ---------------     ---------------

          Total current liabilities                                                    18,792              18,754
                                                                                 ---------------     ---------------

Noncurrent liabilities:
   Insurance claims and claim expenses                                                 10,292              13,486
   Accrued postretirement benefit cost                                                 21,329              20,899
   Accrued environmental cost                                                           5,736               5,311
   Deferred income taxes                                                                8,598              12,605
                                                                                 ---------------     ---------------

          Total noncurrent liabilities                                                 45,955              52,301
                                                                                 ---------------     ---------------

Minority interest                                                                       4,159                   -
                                                                                 ---------------     ---------------

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000 shares authorized; none issued                   -                   -
   Common stock, $1.00 par value; 14,000 shares authorized;
     7,781 and 7,817 shares issued, respectively                                        7,781               7,817
   Additional paid-in capital                                                         290,218             290,568
   Accumulated deficit                                                                (60,898)            (53,488)
   Accumulated other comprehensive income (loss)                                      (14,075)            (21,624)
                                                                                 ---------------     ---------------
                                                                                      223,026             223,273
   Less treasury stock, at cost (1,392 shares)                                         59,358              64,750
                                                                                 ---------------     ---------------

          Total stockholders' equity                                                  163,668             158,523
                                                                                 ---------------     ---------------

                                                                                     $232,574            $229,578
                                                                                 ===============     ===============

Commitments and contingencies (Notes 10 and 11).



          See accompanying notes to consolidated financial statements.
                                      F - 3

                               TREMONT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1998, 1999 and 2000

                      (In thousands, except per share data)

                                                                    1998              1999              2000
                                                               ---------------    --------------    --------------

Equity in earnings (loss) of:
   TIMET                                                           $ 14,013          $(71,992)          $ (8,648)
   NL Industries                                                     57,826            28,126             28,372
   Other joint ventures                                               2,911               595              1,672
                                                               ---------------    --------------    --------------

                                                                     74,750           (43,271)            21,396

Corporate expense, net                                                 (228)           (2,696)            (1,949)
Interest expense                                                        (97)             (917)            (1,230)
                                                               ---------------    --------------    --------------

     Income (loss) before income taxes
       and minority interest                                         74,425           (46,884)            18,217

Income tax expense (benefit)                                         (2,040)          (18,871)             8,126
Minority interest                                                       762               191                455
                                                               ---------------    --------------    --------------

     Income (loss) before extraordinary item                         75,703           (28,204)             9,636

Equity in extraordinary losses of TIMET and NL-
   early extinguishment of debt                                      (1,964)                -               (434)
                                                               ---------------    --------------    --------------

     Net income (loss)                                             $ 73,739          $(28,204)          $  9,202
                                                               ===============    ==============    ==============

Earnings (loss) per share:
   Before extraordinary item:
     Basic                                                       $    11.55        $    (4.41)         $   1.54
     Diluted                                                     $    11.18        $    (4.41)         $   1.49
   Net income (loss):
     Basic                                                       $    11.25        $    (4.41)         $   1.47
     Diluted                                                     $    10.88        $    (4.41)         $   1.43

Weighted average shares outstanding:
   Common shares                                                      6,553             6,386              6,274
   Diluted shares                                                     6,690             6,454              6,350




          See accompanying notes to consolidated financial statements.
                                      F - 4

                              TREMONT CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)


                                                                             1998              1999               2000
                                                                        ---------------    --------------     --------------
Net income (loss)                                                           $ 73,739          $ (28,204)         $   9,202
                                                                        ---------------    --------------     --------------

Other comprehensive income (loss):
   Currency translation adjustment, net of tax expense
     (benefit) of $587, $(3,561) and $(4,216) in 1998, 1999
     and 2000, respectively                                                    1,089             (6,610)            (7,833)

   Unrealized gains (losses) on marketable
     securities, net of tax expense (benefit) of $(76), $(163)
     and $201 in 1998, 1999 and 2000, respectively                              (142)              (304)               373

   Pension liabilities adjustment, net of tax expense (benefit)
     of $(709), $167 and $(48) in 1998, 1999 and 2000,
     respectively                                                             (1,317)               308                (89)
                                                                        ---------------    --------------     --------------

     Total other comprehensive income (loss)                                    (370)            (6,606)            (7,549)
                                                                        ---------------    --------------     --------------

         Comprehensive income (loss)                                        $ 73,369          $ (34,810)         $   1,653
                                                                        ===============    ==============     ==============


          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)
                                                             1998             1999              2000
                                                         -------------    -------------     -------------
Cash flows from operating activities:
   Net income (loss)                                        $ 73,739         $(28,204)        $   9,202
   Losses (earnings) of affiliates:
     Before extraordinary item                               (74,750)          43,271           (21,396)
     Extraordinary item                                        1,964                -               434
     Distributions from affiliates                             2,635            2,904             6,721
   Deferred income taxes                                      (2,049)         (17,066)            8,121
   Minority interest                                             762              191               455
   Other, net                                                     61           (1,514)              (46)
   Change in assets and liabilities:
      Accounts and notes receivable                            2,289              641              (130)
      Accounts with related parties                              778            2,162                92
      Accrued liabilities                                       (779)             802               476
      Income taxes                                              (411)            (686)                4
      Other, net                                              (1,617)          (1,107)           (1,996)
                                                         -------------    -------------     -------------

     Net cash provided by operating activities                 2,622            1,394             1,937
                                                         -------------    -------------     -------------

Cash flows from investing activities:
   Purchases of NL and TIMET common stock                    (31,368)         (15,988)                -
   Proceeds from sale of securities                                -                -               100
   Purchase of minority interest                                   -                -            (2,500)
   Other, net                                                    (20)              (7)                -
                                                         -------------    -------------     -------------

     Net cash used by investing activities                   (31,388)         (15,995)           (2,400)
                                                         -------------    -------------     -------------

Cash flows from financing activities:
   Repurchases of common stock                               (23,636)               -                -
   Litigation settlement, net                                 18,976                -                -
   Letters of credit cash collateralized                      (6,955)           9,872                -
   Dividends paid                                             (1,368)          (1,788)          (1,792)
   Indebtedness with related parties:
      Borrowings                                               5,875            6,275            3,460
      Repayments                                                   -                -           (3,800)
   Issuance of common stock                                        -                -              386
   Other, net                                                  1,047              112                -
                                                         -------------    -------------    --------------

     Net cash provided (used) by financing activities         (6,061)          14,471           (1,746)
                                                         -------------    -------------    --------------

          Net decrease                                      $(34,827)        $   (130)       $  (2,209)
                                                         =============    =============     =============


          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)

                                                                  1998              1999              2000
                                                              -------------    ---------------    --------------

Cash and cash equivalents:
   Net decrease                                                    $(34,827)      $     (130)         $  (2,209)
   Balance at beginning of year                                      37,959            3,132              3,002
                                                              -------------    ---------------    --------------

   Balance at end of year                                         $   3,132        $   3,002         $      793
                                                              =============    ===============    ==============

Supplemental disclosures - cash paid (received) for:
   Interest expense                                               $      -         $     400          $   1,230

   Income taxes                                                         421           (1,119)                 2



          See accompanying notes to consolidated financial statements.
                                      F - 7


                               TREMONT CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1998, 1999 and 2000
                                 (In thousands)

                                                                                       Accumulated other
                            Common stock             Additional                     comprehensive income                   Total
                         ----------------                                     ------------------------------------
                         Shares   Treasury  Common    paid-in   Accumulated Currency    Marketable Pension    Treasury stockholders'
                         issued   shares     stock    capital     deficit   translation securities liabilities stock     equity
                         -------  -------  --------  ---------  -----------  ---------  ----------  --------  ---------  -----------

Balance at December 31,   7,690      960   $ 7,690   $          $(103,277)   $            $  732    $         $(35,722)  $ 136,328
1997                                                 274,736                  (7,831)                    -

Comprehensive income          -        -        -          -       73,739      1,089        (142)   (1,317)        -       73,369
Litigation settlement,        -        -        -     12,334            -          -           -         -         -       12,334
net
Dividends ($.21 per           -        -        -          -       (1,368)         -           -         -         -       (1,368)
share)
Repurchases of common         -      432        -          -            -          -           -         -                (23,636)
stock                                                                                                         (23,636)
Common stock issued          79        -       79        968            -          -           -         -         -        1,047
Other                         -        -        -      2,080            -          -           -         -         -        2,080
                         -------  -------  --------  ---------  -----------  ---------  ----------  --------  ---------  -----------

Balance at December 31,   7,769    1,392    7,769    290,118      (30,906)    (6,742)        590    (1,317)               200,154
1998                                                                                                          (59,358)

Comprehensive income          -        -        -          -      (28,204)    (6,610)       (304)      308         -      (34,810)
(loss)
Dividends ($.28 per           -        -        -          -       (1,788)         -           -         -         -       (1,788)
share)
Common stock issued          12        -       12         86            -          -           -         -         -           98
Other                         -        -        -         14            -          -           -         -         -           14
                         -------  -------  --------  ---------  -----------  ---------  ----------  --------  ---------  -----------

Balance at December 31,   7,781    1,392    7,781    290,218      (60,898)   (13,352)        286    (1,009)               163,668
1999                                                                                                          (59,358)

Comprehensive income          -        -        -          -        9,202     (7,833)        373       (89)        -        1,653
(loss)
Dividends ($.28 per           -        -        -          -       (1,792)         -           -         -         -       (1,792)
share)
Common stock issued          36        -       36        350            -          -           -         -         -          386
Treasury stock                -        -        -          -            -          -           -         -                 (5,392)
                                                                                                              (5,392)
                         -------  -------  --------  ---------  -----------  ---------  ----------  --------  ---------  -----------

Balance at December 31,   7,817    1,392   $ 7,817   $290,568   $ (53,488)  $(21,185)    $  659    $(1,098)  $ (64,750)  $ 158,523
2000
                         =======  =======  ========  =========  ===========  =========  ==========  ========  =========  ===========



          See accompanying notes to consolidated financial statements.
                                      F - 8

                               TREMONT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization:

        Tremont Corporation is principally a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. ("NL") and other joint ventures through wholly-owned TRECO L.L.C.("TRECO"). In December 2000, TRECO purchased the 25% minority interest in TRECO held by Union Titanium Sponge Corporation ("UTSC") for $2.5 million. See
Note 4 to the Consolidated Financial Statements.

        At December 31, 2000, Valhi, Inc. ("Valhi") and Tremont, each affiliates of Contran Corporation ("Contran"), held approximately 60% and 20%, respectively, of NL's outstanding common stock, and together may be deemed to control NL. At December 31, 2000, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and subsidiaries of Valhi held an aggregate of approximately 80% of Tremont's outstanding common stock. At December 31, 2000, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain assets of certain employee benefit plans adopted by Valhi and related entities, owned an additional 8% of TIMET's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and is a member of the trust investment committee. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET. See Note 10 to the Consolidated Financial Statements.

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

        Cash and cash equivalents. Cash equivalents include highly liquid investments with original maturities of three months or less. At December 31, 2000, substantially all of the Company's cash and cash equivalents were held by one financial institution.

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

        Investments in TIMET, NL and joint ventures. Investments in TIMET, NL and other more than 20%-owned but less than majority-owned entities are accounted for by the equity method. Differences between the cost of each such investment and the underlying equity in the historical carrying amounts of the entity's net assets (the "net difference") are allocated among the respective assets and liabilities based upon estimated relative fair values. Such differences are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

        Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Depreciation is computed on the straight-line method over estimated useful lives of 10-20 years.

         Employee   benefit   plans.   Accounting   and  funding   policies  for
postretirement benefits other than pensions ("OPEB") are described in Note 8 to the Consolidated Financial Statements.

         Self-insurance. The Company is self-insured for certain losses relating to postretirement benefits and environmental matters. The Company maintains certain stop loss insurance to reduce its exposure for postretirement benefits and provides accruals for estimates of known liabilities . See Note 11 to the Consolidated Financial Statements regarding environmental matters.

         Stock-based compensation. The Company, TIMET and NL have elected the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. See Note 9 to the Consolidated Financial Statements.

         Income taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries and affiliates not included in the consolidated tax group.

         Effective January 1, 2001, the Company and NL will be included in the consolidated United States federal income tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company compute its provision for U.S. income taxes on a separate company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement, and using the tax elections made by Contran, the Company will make payments to or receive payments from Valhi in amounts it would have paid to or received from the Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement.

         Earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares and dilutive common stock options outstanding.

         Fair value of financial instruments. Carrying amounts of the Company's financial instruments, including cash and cash equivalents, restricted deposits, accounts receivable and accounts payable and accrued liabilities approximate fair value because of their short maturities. The Company's note payable reprices with changes in market interest rates and, accordingly, the carrying amount of such debt is believed to approximate market value.

         New accounting principles not yet adopted. The Company, NL and TIMET will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative, and such changes will be recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the companies will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. The Company, TIMET and NL are not parties to any significant derivative or hedging instrument covered by SFAS No. 133 at December 31, 2000. The adoption of SFAS No. 133 will not have a material effect on the consolidated financial position, liquidity or results of operations of the Company, TIMET or NL.


Note 3 - Operating segments:

         Tremont is a holding company with operations conducted through its equity affiliates, principally TIMET and NL.

         TIMET is a vertically integrated producer of titanium sponge, melted products (ingot and slab), and a variety of titanium mill products for aerospace, industrial and other applications. TIMET's production facilities are located principally in the United States, the United Kingdom and France, and its products are sold throughout the world. These worldwide integrated activities comprise TIMET's principal segment, "Titanium melted and mill products." TIMET's "Other" segment in 1998 consisted primarily of its titanium castings operations, which were combined in a joint venture in 1998 and subsequently sold in January 2000. In 1999, TIMET's "Other" segment consisted of its nonintegrated joint ventures.

         NL's operations are conducted by Kronos in one operating business segment - the production and sale of titanium dioxide pigments ("TiO2"). Titanium dioxide pigments are used in a wide range of "quality-of-life" type products. NL's production facilities are located in Europe and North America and its products are sold throughout the world.

         Other joint ventures, held by wholly-owned TRECO, are principally comprised of a (i) 32% equity interest in Basic Management, Inc. ("BMI"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and a (ii) 12% interest in The Landwell Company ("Landwell") which is actively engaged in efforts to develop certain real estate. BMI owns an additional 50% interest in Landwell.

         The Company's captive insurance subsidiary, Tall Pines Insurance Company ("Tall Pines") (formerly TRE Insurance), reinsured certain risks of the Company, NL and their respective subsidiaries and also participated in various third party reinsurance treaties. Tall Pines currently provides certain property and liability insurance coverage to Tremont, TIMET, NL and other affiliates of Contran Corporation; however, the risks associated with these policies are completely reinsured into the commercial reinsurance market. All of the Company's unrelated reinsurance business is in run-off. Results of the Company's captive insurance operations, which are not significant, are included in corporate expenses, net. See Note 10 to the Consolidated Financial Statements.

Note 4 - Investment in TIMET, NL and joint ventures:

         See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") of this Annual Report on Form 10-K for summarized information relating to the results of operations, financial position and cash flows of TIMET and NL, which information is incorporated herein by reference.

         TIMET. In 1998, Tremont purchased shares of TIMET's outstanding common stock for $9.6 million and in February 1999, Tremont exercised an option, received in connection with TIMET's acquisition of IMI Titanium, to purchase an additional two million shares of TIMET's common stock from IMI for $16 million. At December 31, 1999 and 2000, Tremont held 12.3 million shares, or approximately 39%, of TIMET's outstanding common stock.

        At December 31, 1999, after considering what the Company believed to be all relevant factors including, among other things, TIMET's operating results, financial position, estimated asset values and prospects, the Company recorded a $61 million pre-tax non-cash charge ($38 million net-of-tax) to earnings to reduce the net carrying value of its investment in TIMET for an other than temporary impairment in its market value. In determining the amount of the impairment charge, the Company considered, among other things, recent ranges of TIMET's stock price and current estimates of TIMET's future operating losses which would further reduce the Company's net carrying value of its investment in TIMET as it records additional equity in losses.

        At December 31, 2000, the Company's net carrying value of its investment in TIMET was $5.88 per share compared to a per share market price of $6.75 at that date.

        At December 31, 2000, the unamortized net difference was a credit of approximately $65.4 million. Approximately $55 million of this difference is related to the write down of the Company's investment in TIMET in 1999 discussed above. This difference is attributable to TIMET goodwill, other intangibles and property and equipment and is being amortized over the remaining lives of the TIMET assets which range from 5 to 14 years. The majority of the remaining unamortized net difference is being amortized over 15 years.

         NL Industries. In 1998, Tremont purchased shares of NL common stock for $21.8 million and at December 31, 1999 and 2000 held 10.2 million shares, or 20%, of NL's outstanding common stock. At December 31, 2000, the net carrying amount of the Company's investment in NL was approximately $12.01 per share while the market price per share of NL common stock on that date was $24.25 per share. As described in Note 10 to the Consolidated Financial Statements, the Company's 10.2 million shares of NL are collateral for a revolving loan entered into by the Company in February 2001. See Item 7 - "MD&A."

         At December 31, 2000, the unamortized net difference relating to NL was approximately $58 million, of which $41 million is goodwill being amortized over 40 years, with substantially all of the remainder attributable to NL's property and equipment and being amortized over the weighted-average remaining lives of the assets, or approximately 11 years.

         Other joint ventures. In December 2000, TRECO purchased the 25% minority interest in TRECO previously held by Union Titanium Sponge Corporation for $2.5 million. At December 31, 2000, the unamortized net difference relating to TRECO's investments in BMI and Landwell aggregated a net credit of approximately $2.1 million which will be amortized over the remaining lives of the assets which is estimated to be 10 years.

Note 5 - Other noncurrent assets:

                                                         December 31,
                                                  ----------------------------
                                                     1999             2000
                                                  ------------    -------------
                                                        (In thousands)

Restricted deposits                                   $4,710        $  5,047
Reinsured claims incurred not reported                 3,515           6,814
Other                                                    345             438
                                                  ------------    -------------

                                                      $8,570         $12,299
                                                  ============    =============

         Restricted deposits for both years consist of cash collateral on letters of credit backing insurance policies at Tall Pines. See Note 10 to the Consolidated Financial Statements.

Note 6 - Accrued liabilities:

                                                         December 31,
                                                   --------------------------
                                                      1999           2000
                                                   -----------    -----------
                                                        (In thousands)

Postretirement benefit cost                           $ 1,535        $ 1,432
Other employee benefits                                   250              -
Environmental cost                                        385            725
Reserve for unearned insurance premiums                 1,725          2,375
Other                                                     728            567
                                                   -----------    -----------

                                                      $ 4,623          5,099
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

                                                                               Years ended December 31,
                                                                  ----------------------------------------------------
                                                                       1998              1999               2000
                                                                  ---------------    --------------     --------------
                                                                                    (In thousands)

Expected income tax expense (benefit)                                 $ 26,049          $ (16,409)          $  6,376
Adjustment of deferred tax asset valuation   allowance
                                                                       (26,876)            (1,180)             3,161
Incremental tax and rate differences on equity in
   income of companies not included in the
   consolidated tax group                                                 (358)            (1,714)            (1,522)
U.S. state income taxes, net                                               (74)                 6                  3
Other, net                                                                (781)               426                108
                                                                  ---------------    --------------     --------------

                                                                      $ (2,040)         $ (18,871)          $  8,126
                                                                  ===============    ==============     ==============

Income tax expense (benefit):
  Current income taxes:
     U.S. federal                                                    $     124         $   (1,812)      $          -
     U.S. state                                                           (115)                 7                  5
  Deferred income taxes                                                 (2,049)           (17,066)             8,121
                                                                  ---------------    --------------     --------------

                                                                      $ (2,040)         $ (18,871)          $  8,126
                                                                  ===============    ==============     ==============

Comprehensive tax expense (benefit) allocable to:
  Pretax income (loss)                                                $ (2,040)         $ (18,871)          $  8,126
  Extraordinary items                                                        -                  -                (57)
  Stockholders' equity:
     Litigation settlement                                               6,642                  -                  -
     Other, principally other comprehensive income                        (253)            (3,557)            (4,062)
                                                                  ---------------    --------------     --------------

                                                                      $  4,349          $ (22,428)          $  4,007
                                                                  ===============    ==============     ==============




         The components of deferred taxes are summarized below.

                                                                                December 31,
                                                        -------------------------------------------------------------
                                                                    1999                            2000
                                                        -----------------------------    ----------------------------
                                                          Assets        Liabilities        Assets       Liabilities
                                                        ------------    -------------    -----------    -------------
                                                                               (In millions)

Temporary differences relating to net assets:
   Property and equipment                                   $  .1          $     -           $  .1        $       -
   Accrued OPEB cost                                          8.0                -             7.8                -
   Accrued liabilities and other deductible                   4.4                -             4.9                -
differences
   Other taxable differences                                    -             (7.8)              -            (8.5)
   Investments in subsidiaries and affiliates
     including foreign currency translation
     adjustments                                                -             (3.3)              -            (4.2)
   Tax loss and credit carryforwards                          3.6                -             4.1                -
   Valuation allowance                                      (13.6)               -           (16.8)               -
                                                        ------------    -------------    -----------    -------------

   Gross deferred tax assets (liabilities)                    2.5            (11.1)             .1           (12.7)

Netting                                                      (2.5)             2.5             (.1)             .1
                                                        ------------    -------------    -----------    -------------

Total deferred taxes                                            -             (8.6)              -           (12.6)
Less current deferred taxes                                     -                -               -                -
                                                        ------------    -------------    -----------    -------------

   Net noncurrent deferred taxes                           $    -            $(8.6)         $    -          $(12.6)
                                                        ============    =============    ===========    =============

         The Company has a deferred tax valuation allowance of $16.8 million at December 31, 2000, offsetting deferred tax assets which the Company believes did not meet the "more-likely-than-not" recognition criteria at that date. The Company's valuation allowance decreased by $24.2 million in 1998, decreased by $1.0 in 1999 and increased by $3.2 million in 2000. In 1998, the valuation allowance reduction was due primarily to a net decrease in the basis differences of the Company's investment in its unconsolidated affiliate, NL, of which $7.4 million was related to a change in estimate of future equity in earnings of NL which the Company believes met the "more-likely-than-not" recognition criteria. The valuation allowance reduction in 1999 is due primarily to the recognition of deferred tax assets, primarily capital losses on certain investment securities, which had not met the "more-likely-than-not" recognition criteria. The valuation allowance increase in 2000 was primarily attributable to a net increase in the basis differences in the Company's investment in its unconsolidated affiliate, TIMET, which did not meet the "more-likely-than-not" recognition criteria.

         At December 31, 2000, the Company has, for U.S. federal income tax purposes, net operating loss ("NOL") carryforwards of approximately $9.7 million, $5.3 million of which expire in 2018, $3.3 million of which expire in 2019 and $1.1 million of which expire in 2020. The Company has alternative minimum tax ("AMT") credit carryforwards of approximately $.7 million which can be used to offset regular income taxes payable in future years and which have an indefinite carryforward period.

         The Company's 1998 federal income tax return has been examined by the Internal Revenue Service ("IRS") and the IRS has proposed additional tax deficiencies of $8.3 million. The Company is appealing the proposed deficiencies and believes they are substantially without merit. No assurances can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

                                                                        December 31,
                                                               --------------------------------
                                                                   1999              2000
                                                               -------------    ---------------
                                                                       (In thousands)
Actuarial present value of accumulated OPEB obligations:
   Balance at beginning of year                                   $  20,397        $  16,821
   Interest cost                                                      1,164            1,182
   Service cost                                                           -                -
   Actuarial gain                                                    (3,400)            (339)
   Benefits paid, net of participant contributions                   (1,340)          (1,087)
                                                               -------------    ---------------
   Balance at end of year                                            16,821           16,577
Unrecognized prior service credit                                     4,650            4,209
Unrecognized net actuarial gain                                       1,393            1,545
                                                               -------------    ---------------
Total accrued OPEB cost                                              22,864           22,331
Less current portion                                                  1,535            1,432
                                                               -------------    ---------------

   Noncurrent accrued OPEB cost                                   $  21,329        $  20,899
                                                               =============    ===============



                                                            Years ended December 31,
                                                --------------------------------------------------
                                                    1998              1999              2000
                                                --------------    -------------     --------------
                                                                 (In thousands)
OPEB expense:
   Interest cost                                    $  1,310           $ 1,164           $ 1,182
   Service cost                                            -                 -                 -
   Amortization of prior service credit                 (441)             (441)             (441)
                                                --------------    -------------     --------------

     Net OPEB expense                              $     869          $    723          $    741
                                                ==============    =============     ==============



                                                                                              December 31,
                                                                                     --------------------------------
                                                                                         1999              2000
                                                                                     -------------     --------------
Weighted average assumptions:
     Discount rate                                                                        7.50%             7.25%
     Expected return on plan assets                                                         n/a               n/a
     Rate of compensation increase                                                          n/a               n/a
     Health care cost trend rate for the following period                                 9.00%             8.62%
     Ultimate health care cost trend rate                                                 6.00%             6.00%
     Fiscal period ultimate health care cost trend rate attained                           2016              2016

    The health care cost trend rate grades gradually from the current level to the ultimate level, remaining constant thereafter.

   Effects of 1%  changes in the  health  care cost  trend rate (in  thousands):
     Effect of a 1% increase in health care cost trend rate on:
         OPEB obligation                                                                $   881           $   917
         Total of service and interest cost components                                       68                73
     Effect of a 1% decrease in health care cost trend rate on:
         OPEB obligation                                                                $  (916)          $  (930)
         Total of service and interest cost components                                      (70)              (73)

Note 9 - Stockholders' equity:

         Common stock. In 1997, the Company's Board of Directors authorized the repurchase of up to two million shares of its common stock in open market or privately negotiated transactions. Through December 31, 1998, the Company had repurchased 1,219,000 shares for $55.7 million pursuant to this program, including 432,200 shares repurchased during 1998 for $23.6 million. No shares were purchased in 1999 and 2000.

          In 1999 and 2000, the Company paid a regular quarterly dividend of $.07 per common share. Cash dividends paid aggregated $1.8 million in each of 1999 and 2000.

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

         Changes in options outstanding under the Company's long-term performance incentive and non-employee Director plans are summarized in the table below. Fair values were estimated using the Black-Scholes model and the assumptions listed below. At December 31, 2000, options to purchase approximately 107,000 shares were exercisable at a weighted average exercise price per share of $13.29 and options to purchase an additional 3,000 shares become exercisable in 2001. Outstanding options at December 31, 2000 had a weighted average remaining life of 2.7 years (1999 - 3.4 years). At December 31, 2000, 490,000 shares were available for future grant under the Company's long-term performance incentive plan and 23,000 shares were available for future grant under the Company's Non-Employee Director plan.

                                                                                              Weighted         Fair
                                                                                               average       value at
                                                      Exercise           Amount payable       exercise         grant
                                      Shares       price per share       upon exercise          price          date
                                                          (In thousands, except per share amounts)

Outstanding at December 31, 1997         237          $8.00-$30.88              $ 2,557           $10.80
Granted                                    3                 56.50                  170            56.50       $ 24.01
Exercised                                (79)           8.13-18.75                 (813)           10.29
Canceled                                  (3)                 8.13                  (19)            8.13
                                      --------     ----------------     -----------------    ------------

Outstanding at December 31, 1998         158            8.00-56.50                1,895            11.96
Granted                                    3                 31.00                   93            31.00       $ 10.78
Exercised                                (12)            8.00-8.81                  (98)            8.13
Canceled                                  (1)                 8.13                   (7)            8.13
                                      --------     ----------------     -----------------    ------------

Outstanding at December 31, 1999         148            8.13-56.50                $1,883           12.68
Granted                                    3                 14.00                    42           14.00       $  6.54
Exercised                                (36)           8.13-18.75                 (387)           10.76
Canceled                                  (5)           8.13-22.22                  (68)           13.24
                                      --------     ----------------     -----------------    ------------

Outstanding at December 31, 2000         110           $8.13-56.50              $ 1,470           $13.31
                                      ========     ================     =================    ============


Assumptions at date of grant:                   1998             1999              2000
                                            -------------    -------------    ----------------
   Expected life (years)                        4.7              4.7                5.0
   Risk free interest rate                     5.60%            4.81%              4.85%
   Volatility                                   40%              40%                45%
   Dividend yield                                0%               0%                0%

         Had the Company, TIMET and NL elected to account for stock-based employee compensation for all awards granted in accordance with the fair value based accounting method of SFAS No. 123, the impact on the Company's net income and earnings per share would have been a reduction of $1.0 million and $.16, respectively, in 1998, $1.6 million and $.25, respectively, in 1999; and $1.1 million and $.17, respectively, in 2000.

Note 10 - Related party transactions:

         The Company may be deemed to be controlled  by Harold C.  Simmons.  See
Note 1 to the Consolidated Financial Statements. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions with related companies such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran,
Valhi and other entities related to Mr. Simmons consider, review and evaluate such transactions. Depending upon the business, tax, and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future. In connection with these activities, the Company may consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities have in the past and may in the future include participation in the acquisition or restructuring activities conducted by companies that may be deemed to be controlled by Harold C. Simmons.

         It is the policy of the Company to engage in transactions with related parties on terms which are, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

     During 1998, the Company entered into an advance agreement with Contran under which both parties may advance funds to each other, at the prime rate less 0.5%. At December 31, 2000, the interest rate on outstanding advances was 9%. Obligations under this agreement were payable upon demand. At December 31, 2000, Tremont owed Contran $13.4 million pursuant to this agreement, which amounts were borrowed primarily to purchase shares of NL and TIMET common stock during 1998 and 1999. See Note 4 to Consolidated Financial Statements. In February 2001, the advances from Contran were repaid using the proceeds of a new revolving loan from a subsidiary of NL expiring March 31, 2003. The maximum borrowing amount of the new loan at refinancing was $13.4 million, which will decrease by $250,000 each quarter beginning June 30, 2001. The new loan bears interest at 2% above the prime rate. In addition, the Company is required to pay a commitment fee of 1/2 of 1% per annum of the average unused line. The new revolving loan is collateralized by the 10.2 million shares of NL common stock owned by the Company.

         During 1998, the Company purchased, from certain officers of NL at market rates on the day of purchase, 169,461 shares of NL common stock for $3.5 million.

         The Company is a party to intercorporate services agreements with Contran and Valhi pursuant to which Contran and Valhi provide certain services to Tremont on a fee basis. Fees for services provided under such agreements were $1.1 million in each of 1998 and 1999 and $1.2 million in 2000.

         The Company is a party to an intercorporate services agreement with NL pursuant to which NL provides certain management and financial services to Tremont on a fee basis. Fees for services provided by NL were $.1 million in each of 1998, 1999 and 2000.

         The Company has an intercorporate services agreement with TIMET whereby TIMET provides certain management, financial and other services to the Company on a fee basis. Fees for services provided by TIMET were approximately $.3 million in 1998, $.2 million in 1999 and $.3 million in 2000.

         NL and Tall Pines are parties to an insurance sharing agreement with respect to certain loss payments and reserves established by Tall Pines that (i) arise out of claims against other entities for which NL is responsible and (ii) are subject to payment by Tall Pines under certain reinsurance contracts. Also, Tall Pines will credit NL with respect to certain underwriting profits or credit recoveries that Tall Pines receives from independent reinsurers that relate to retained liabilities. A business separated from the Company in 1990 entered into an insurance sharing agreement with Tall Pines containing, with respect to liabilities for which it may be responsible, substantially the same terms and conditions as the insurance sharing agreement between NL and Tall Pines. During 1998, Tremont collateralized with cash letters of credit backing insurance policies at Tall Pines formerly outstanding under a related party credit agreement. In 1999, NL cash collateralized certain letters of credit, and $9.9 million in cash that had been used for collateral was released to Tremont.

         Tall Pines, Valmont, and EWI RE, Inc. provide for or broker certain of Tremont's, TIMET's and NL's insurance policies. Valmont is a wholly-owned captive insurance company of Valhi. Parties related to Contran own all of the outstanding common stock of EWI. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, such son-in-law provides advisory services to EWI as requested by EWI. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. During 2000, Tremont paid less than $.1 million and TIMET and NL paid approximately $2.4 million and $5.7 million, respectively, for policies arranged or brokered by Tall Pines, Valmont and/or EWI. These amounts principally included payments for reinsurance and insurance premiums paid to unrelated third parties, but also included commissions paid to Tall Pines, Valmont and EWI. In Tremont's opinion, the amounts that Tremont paid for these insurance policies are reasonable and similar to those its could have obtained through unrelated insurance companies and/or brokers. Tremont expects, and understands that TIMET and NL expect, that these relationships with Tall Pines, Valmont, and EWI will continue in 2001.

         Current receivables from related parties at December 31, 1999 and 2000 principally include amounts due under insurance loss sharing agreements referred to above. Noncurrent receivables from related parties include amounts due from TIMET for exercises of Tremont stock options and amounts due under insurance loss sharing agreements. Current payables to related parties principally represent amounts payable to TIMET under the intercorporate services agreement.

Note 11 - Commitments and contingencies:

         NL purchase commitments. NL has long-term supply contracts that provide for NL's chloride feedstock requirements through 2003. The agreements require NL purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $155 million.

         TIMET long-term agreements. TIMET entered into long-term agreements ("LTAs") in 1997, 1998 and 1999 with certain major aerospace customers, including Boeing, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company, pursuant to which TIMET expects to be a major supplier of titanium products to these customers. These agreements generally provide for (i) minimum market shares of the customers' titanium requirements (generally at least 70%) for extended periods (nine to ten years) and (ii) fixed or formula-determined prices generally for at least the first five years.

         The LTA with Boeing requires Boeing to purchase a minimum percentage of its and its suppliers' titanium requirements from TIMET commencing in 1999. Although Boeing placed orders and accepted delivery of certain volumes in 1999 and 2000, the level of orders was significantly below the contractual volume requirements for those years. Boeing informed TIMET in 1999 that it was unwilling to commit to the contract beyond the year 2000. TIMET presently expects to receive less than the minimum contractual order volume from Boeing in 2001.

         In March 2000, TIMET filed a lawsuit against Boeing in Colorado state court seeking damages for Boeing's repudiation and breach of the Boeing contract. TIMET's complaint seeks damages from Boeing that TIMET believes are in excess of $600 million and a declaration from the court of TIMET's rights under the contract. In June 2000, Boeing filed its answer to TIMET's complaint denying substantially all of TIMET's allegations and making certain counterclaims against TIMET. TIMET believes such counterclaims are without merit and intends to vigorously defend against such claims. The litigation is in the discovery phase with a trial date currently set for January 2002. TIMET continues to have discussions with Boeing about possible settlement of the matter. There can be no assurance that TIMET will achieve a favorable outcome to this litigation.

         The Wyman-Gordon LTA was amended effective August 1, 2000 extending the term of the contract to December 31, 2008 (for certain products). Under certain conditions, the contract may be further extended.

         TIMET has a LTA for the purchase of titanium sponge. The sponge contract runs through 2007, with firm pricing through 2002 (subject to certain possible adjustments and possible early termination in 2004). This contract provides for annual purchases by TIMET of 6,000 to 10,000 metric tons. The parties agreed to reduced minimums of 1,000 metric tons for 2000 and 3,000 metric tons for 2001. TIMET has no other long-term supply agreements.

Legal proceedings and contingencies

    Tremont and consolidated subsidiaries

     In May 1998, settlement in the stockholder derivative case Kahn v. Tremont Corp., et al., No. 12339 was approved by the Court. Pursuant to the settlement, in June 1998, Valhi transferred $24.3 million to the Company and the Company reimbursed plaintiffs' attorneys $5.3 million for fees and related costs. See
Note 9 to the Consolidated Financial Statements.

         The Company may, from time-to-time, be involved in various other environmental, contractual, and other claims and disputes incidental to its business. The Company currently believes the disposition of all claims and disputes individually or in the aggregate, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

    TIMET

         See  "TIMET   long-term   agreements"  for  a  description  of  TIMET's
litigation with Boeing.

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

     Other. TIMET is involved in various other environmental, contractual, product liability and other claims, disputes and litigation incidental to its business.

         In March 2001, TIMET was notified by one of its customers that a product manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET believes that the source of this tungsten was contaminated silicon purchased from an outside vendor in 1998. The silicon was used as an alloying addition to the titanium at the melting stage. TIMET is currently investigating the possible scope of this problem, including evaluation of the identities of customers who received material manufactured using this silicon and the applications to which such material has been placed by such customers.

       At the present time, TIMET is aware of only a single ingot that has been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the possible remedial steps that may be required and whether TIMET might incur any material liability with respect to this matter. TIMET currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with the matter. However TIMET currently intends to seek full recovery from the silicon supplier for any liability TIMET might incur in this matter, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. At December 31, 2000, TIMET had not recorded any liability related to this matter. The amount of liability TIMET may ultimately incur related to this matter is not reasonably estimable at this time.

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

        The Company entered into a voluntary settlement agreement effective in July 2000 with the Arkansas Department of Environmental Quality and certain other potentially responsible parties ("PRPs") pursuant to which the Company and the other PRPs will undertake certain investigatory and remediation activities at a former mining site located in Hot Spring County, Arkansas. The Company currently believes it has accrued adequate amounts to cover its share of the costs for such investigatory and remediation activities. The Company believes that to the extent it has any additional liability for remediation at this site, it is only one of a number of apparently solvent PRPs that would ultimately share in any such costs. As of December 31, 2000, the Company had accrued approximately $6 million related to these matters.

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

         TIMET

         BMI Complex. In the early 1990s, TIMET and certain other companies (the "Steering Committee Companies") that currently have or formerly had operations within a Henderson, Nevada industrial complex (the "BMI Complex") began environmental assessments of the BMI Complex and each of the individual company sites located within the BMI Complex pursuant to a series of consent agreements entered into with the Nevada Division of Environmental Protection ("NDEP"). Most of this assessment work has now been completed, although some of the assessment work with respect to TIMET's property is continuing. In 1999, TIMET entered into a series of agreements with Basic Management, Inc. (together with its subsidiaries, "BMI") and, in certain cases, other Steering Committee Companies, pursuant to which, among other things, BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including, subject to final NDEP approval, the responsibility to complete all outstanding requirements under the consent agreements with NDEP insofar as they relate to the investigation and remediation of soils conditions on such properties. BMI also agreed to indemnify TIMET and the other Steering Committee Companies against certain future liabilities associated with any soils contamination on such properties. TIMET contributed $2.8 million to the cost of this remediation (which payment was charged against accrued liabilities). TIMET also agreed to convey to BMI, at no additional cost, certain lands owned by TIMET adjacent to its plant site (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow TIMET to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET will contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million; TIMET does not currently expect to incur any cost in connection with this project). TIMET, BMI and the other Steering Committee Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including any possible groundwater issues at the TIMET Pond Property.

         TIMET is continuing assessment work with respect to its own active plant site. A preliminary study of certain groundwater remediation issues at TIMET's Henderson operations and other Company sites within the BMI Complex (which sites do not include the above discussed TIMET Pond Property) was completed during 2000. TIMET accrued $3.3 million based on the undiscounted cost estimates set forth in the study. These expenses are expected to be paid over a period of up to thirty years.

         Henderson facility. In April 1998, the U. S. Environmental Protection Agency ("EPA") filed a civil action against TIMET (United States of America v. Titanium Metals Corporation; Civil Action No. CV-S-98-682-HDM (RLH), U. S.
District Court, District of Nevada) in connection with an earlier notice of violation alleging that TIMET violated several provisions of the Clean Air Act in connection with the start-up and operation of certain environmental equipment at TIMET's Henderson, Nevada facility during the early to mid-1990s. A settlement agreement in this case was approved by the court in February 2000, pursuant to which TIMET will make cash payments totaling approximately $.4 million from 2000 through 2002, of which $.2 million is remaining at December 31, 2000. During 2000, TIMET completed the agreed-upon additional monitoring and emissions controls at a capital cost of approximately $1.4 million.


     At December 31, 2000, TIMET had accrued an aggregate of approximately $4 million primarily for environmental matters, including those discussed above. TIMET records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by TIMET at its operating facilities, or a determination that TIMET is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

         At December 31, 2000, NL had accrued $110 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites which it is possible to estimate costs is approximately $170 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries other than the settlements in 2000.

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

Concentration of credit and other risks

     Substantially all of TIMET's sales and operating income are derived from operations based in the U.S., the U.K. and France. The majority of TIMET's sales are to customers in the aerospace industry (including airframe and engine construction). As described above, TIMET has LTAs with certain major aerospace customers, including Boeing, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company. These agreements and others accounted for approximately 44% and 50% of aerospace revenues in 1999 and 2000, respectively. During 1999 and 2000, Precision Castparts Corporation ("PCC") acquired Wyman-Gordon Company and a forging company in the U.K. Sales to PCC and related entities aggregated approximately 10% of TIMET's net sales for 2000. TIMET's ten largest customers accounted for about 40% of net sales in 1998, about 30% of net sales in 1999 and about 50% of sales in 2000. Such concentration of customers may impact TIMET's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions.

         Sales of TiO2 accounted for more than 90% of NL's net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers approximating 25% of net sales in each of the last three years. Approximately one-half of NL's TiO2 sales by volume were to Europe in each of the past three years and approximately 37% in each of 1998, 1999 and 2000 of sales were attributable to North America.

         NL's consolidated cash, cash equivalents, current and noncurrent restricted cash equivalents includes $159 million and $78 million invested in U.S. Treasury securities purchased under short-term agreements to resell at December 31, 2000 and 1999, respectively, of which $67 million and $58 million, respectively, of such securities are held in trust for NL by a single U.S. bank.

Note 12 - Earnings per share:

         A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of conversion of TIMET's Convertible Preferred Securities would be a net reduction of the Company's equity in earnings of TIMET. The reduction results from dilution of the Company's ownership percentage offset in part by increased TIMET net income resulting from elimination of dividends on the Convertible
Preferred Securities. The effect of the assumed conversion of TIMET's Convertible Preferred Securities was antidilutive in 1998, 1999 and 2000 and is omitted from the numerator of the calculation. Stock options omitted from the denominator because they were antidilutive were not material.

                  Years ended December 31,
                                                               ------------------------------------------------------
                                                                    1998               1999               2000
                                                                                  (In thousands)
Numerator:
   Net income (loss)                                               $ 73,739          $ (28,204)          $  9,202
   Effect of dilutive securities of equity investees                   (955)               (17)              (129)
                                                               ---------------    ---------------    ----------------

   Diluted net income (loss)                                       $ 72,784          $ (28,221)          $  9,073
                                                               ===============    ===============    ================

Denominator:
   Average common shares outstanding                                  6,553              6,386              6,274
   Average dilutive stock options                                       137                 68                 76
                                                               ---------------    ---------------    ----------------

   Diluted shares                                                     6,690              6,454              6,350
                                                               ===============    ===============    ================



Note 13 - Quarterly results of operations (unaudited):

                                                                                  Quarters ended
                                                          ---------------------------------------------------------------
                                                            March 31          June 30         Sept. 30         Dec. 31
                                                          --------------    ------------    -------------    ------------
                                                                       (In millions, except per share data)

Year ended December 31, 2000:
  Equity in earnings (loss) of:
     TIMET                                                  $  (4.0)         $  (2.2)        $  (1.5)         $   (1.0)
     NL                                                         3.9             11.9             5.3               7.2

   Income before extraordinary item                            (1.6)             5.1             1.9               4.2

   Net income                                                  (1.9)             5.1             1.9               4.1

   Earnings per share:
     Before extraordinary item:
       Basic                                                $  (.24)         $   .81         $   .31         $     .68
       Diluted                                                 (.24)             .80             .30               .66
     Net income:
       Basic                                                $  (.30)         $   .81         $   .31         $     .66
       Diluted                                                 (.30)             .80             .30               .66

Year ended December 31, 1999:
  Equity in earnings (loss) of:
     TIMET                                                  $  (1.2)        $    (.7)         $ (2.7)          $ (67.4)
     NL                                                         1.8             21.4             2.5               2.4

   Net income (loss)                                             .3             12.5            (0.5)            (40.5)

   Net income (loss) per share:
     Basic                                                 $    .05           $ 1.95         $  (.08)         $  (6.34)
     Diluted                                                    .05             1.93            (.08)            (6.34)




                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of Tremont Corporation:

         Our audits of the consolidated financial statements referred to in our report dated January 31, 2001, appearing in the Tremont Corporation 2000 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index on Page F of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP


Denver, Colorado
January 31, 2001

                               TREMONT CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                                            Additions
                                                             charged
                                         Balance at       (credited) to                                            Balance
             Description                 beginning          costs and                                              at end
                                          of year            expenses         Deductions         Other             of year
                                        -------------     ---------------    --------------                     --------------
Year ended December 31, 2000:

   Allowance for doubtful accounts       $   2,663        $            -     $                 $                 $   2,663
                                                                                       -               -
                                        =============     ===============    ==============    ===========      =============
   Valuation allowance for deferred
     income taxes                         $ 13,617          $    3,162       $                 $          -       $ 16,779
                                                                                       -
                                        =============     ===============    ==============    ===========      =============

Year ended December 31, 1999:

   Allowance for doubtful accounts       $   2,663        $            -     $                 $                 $   2,663
                                                                                       -               -
                                        =============     ===============    ==============    ===========      =============
   Valuation allowance for deferred
     income taxes                         $ 14,568          $   (1,180)      $                 $      229  (a)    $ 13,617
                                                                                       -
                                        =============     ===============    ==============    ===========      =============

Year ended December 31, 1998:

   Allowance for doubtful accounts       $   2,663        $            -     $                 $                 $   2,663
                                                                                       -               -
                                        =============     ===============    ==============    ===========      =============
   Valuation allowance for deferred
     income taxes                         $ 38,794           $ (26,876)      $                 $   2,650   (b)    $ 14,568
                                                                                       -
                                        =============     ===============    ==============    ===========      =============

--------------------------------------------------------------------------------
(a) Represents increase in valuation allowance principally attributable to the redetermination of net operating loss carryforwards generated in 1998.

(b) Represents increase in valuation allowance principally attributable to the redetermination of the deferred tax asset related to the Company's investment in NL.

                                      S-2