Form 10-K/A
period 2000-12-31
TREMONT CORPORATION
filed 2001-04-03
CIK 842718

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

                                      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 6, 2001, 6,424,858 shares of common stock were outstanding. The aggregate market value of the 1.3 million shares of voting stock held by nonaffiliates of Tremont Corporation as of such date approximated $42.8 million.

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



                                         TREMONT CORPORATION
                                         (Registrant)



                                     By    /s/ J. Landis Martin
                                          J. Landis Martin, April 3, 2001
                                          (Chairman of the Board, President
                                          and Chief Executive Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ Susan E. Alderton                /s/ Harold C. Simmons
Susan E. Alderton, April 3, 2001    Harold C. Simmons, April 3, 2001
(Director)                           (Director)


 /s/ Richard J. Boushka               /s/ Thomas P. Stafford
Richard J. Boushka, April 3, 2001   Thomas P. Stafford, April 3, 2001
(Director)                           (Director)


 /s/ J. Landis Martin                 /s/ Avy H. Stein
J. Landis Martin, April 3, 2001     Avy H. Stein, April 3, 2001
(Chairman of the Board, President    (Director)
 and Chief Executive Officer)


 /s/ Glenn R. Simmons                /s/ Mark A. Wallace
Glenn R. Simmons, April 3, 2001     Mark A. Wallace, April 3, 2001
(Director)                           (Vice President and Chief Financial Officer
                                     (Principal Finance Officer)


 /s/ Steven L. Watson                /s/ Margaret Von der Schmidt
Steven L. Watson, April 3, 2001     Margaret Von der Schmidt, April 3, 2001
(Director)                           (Controller)

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