Form 10-Q
period 2001-03-31
TREMONT CORPORATION
filed 2001-05-14
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 - For the quarter ended March 31, 2001
                                                      ----------
                                       OR
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-10126




                               Tremont Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                    Delaware                                     76-0262791
--------------------------------------------------     -------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)





                 1999 Broadway, Suite 4300, Denver, Colorado 80202
--------------------------------------------------------------------------------
                (Address of principal executive offices) (Zip Code)




Registrant's telephone number, including area code:  (303) 296-5652
                                                   ------------------------


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


Number of shares of common stock outstanding on April 30, 2001: 6,424,858

                           FORWARD-LOOKING INFORMATION

     The statements contained this Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in
Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above, and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of TIMET's and NL's businesses, TIMET's dependence on the aerospace industry, the sensitivity of TIMET's and NL's businesses to global productive capacity, global economic and political conditions, customer inventory levels, competitive technology positions, changes in product pricing and costs, the performance of aerospace manufacturers under their long-term purchase agreements with TIMET, the difficulty in forecasting demand for titanium products, the impact of long-term contracts with vendors on TIMET's ability to reduce or increase supply or achieve lower costs, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime and transportation interruptions), the ultimate resolution of pending or possible future litigation, legislative developments, recoveries from insurance claims and the timing thereof, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs) and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                               TREMONT CORPORATION

                                      INDEX

                                                                                                            Page
                                                                                                           Number

PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets - March 31, 2001 and
                      December 31, 2000                                                                      2-3

                    Consolidated Statements of Income - Three months ended
                      March 31, 2001 and 2000                                                                 4

                    Consolidated Statements of Comprehensive Income (Loss) - Three
                      months ended March 31, 2001 and 2000                                                    5

                    Consolidated Statements of Cash Flows - Three months ended
                      March 31, 2001 and 2000                                                                 6

                    Consolidated Statement of Stockholders' Equity - Three months
                      ended March 31, 2001                                                                    7

                    Notes to Consolidated Financial Statements                                              8-12

         Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                             13-31

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                               32

PART II.     OTHER INFORMATION

         Item 1. Legal Proceedings                                                                          33-34

         Item 4. Submission of Matters to a Vote of Security Holders                                         35

         Item 6. Exhibits and Reports on Form 8-K                                                            35


                               TREMONT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


ASSETS

                                                          March 31,               December 31,
                                                             2001                     2000
                                                     ---------------------    ---------------------

Current assets:
   Cash and cash equivalents                                $  1,347                 $    793
   Accounts and notes receivable                               2,995                    2,744
   Receivables from related parties                            1,913                    1,906
   Prepaid expenses and other                                  1,264                    2,434
                                                     ---------------------    ---------------------

     Total current assets                                      7,519                    7,877
                                                     ---------------------    ---------------------


Other assets:
   Investment in TIMET                                        70,476                   72,179
   Investment in NL Industries                               122,634                  122,717
   Investment in joint ventures                               13,792                   13,134
   Receivable from related parties                               827                      836
   Other                                                      12,619                   12,299
                                                     ---------------------    ---------------------

     Total other assets                                      220,348                  221,165
                                                     ---------------------    ---------------------

Net property and equipment                                       522                      536
                                                     ---------------------    ---------------------

                                                            $228,389                 $229,578
                                                     =====================    =====================


                               TREMONT CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


LIABILITIES, MINORITY INTEREST AND
STOCKHOLDERS' EQUITY

                                                                   March 31,               December 31,
                                                                      2001                     2000
                                                              ---------------------    ---------------------

Current liabilities:
   Loan payable to related party                                      $      -                  $ 13,403
   Current maturities of note payable to related
     party                                                               1,000                         -
   Accrued liabilities                                                   3,642                     5,099
   Other payables to related parties                                       252                       252
                                                              ---------------------    ---------------------

     Total current liabilities                                           4,894                    18,754
                                                              ---------------------    ---------------------

Noncurrent liabilities:
   Note payable to related party                                        12,400                         -
   Insurance claims and claim expenses                                  14,111                    13,486
   Accrued postretirement benefit cost                                  20,777                    20,899
   Accrued environmental cost                                            5,438                     5,311
   Deferred income taxes                                                11,934                    12,605
                                                              ---------------------    ---------------------

     Total noncurrent liabilities                                       64,660                    52,301
                                                              ---------------------    ---------------------

Stockholders' equity:
   Preferred stock                                                           -                         -
   Common stock                                                          7,817                     7,817
   Additional paid-in capital                                          290,761                   290,568
   Accumulated deficit                                                 (49,408)                  (53,488)
   Accumulated other comprehensive loss                                (25,585)                  (21,624)
                                                              ---------------------    ---------------------
                                                                       223,585                   223,273
   Less treasury stock, at cost                                         64,750                    64,750
                                                              ---------------------    ---------------------

     Total stockholders' equity                                        158,835                   158,523
                                                              ---------------------    ---------------------

                                                                      $228,389                  $229,578
                                                              =====================    =====================

Commitments and contingencies (Note 7).

          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2001 and 2000

                      (In thousands, except per share data)

                                                                       2001                 2000
                                                                  ----------------     ----------------

Equity in earnings (loss) of:
   TIMET                                                              $     125            $    (3,992)
   NL Industries                                                          6,145                  3,901
   Other joint ventures                                                     658                    276
                                                                  ----------------     ----------------
                                                                          6,928                    185

Corporate expenses, net                                                    (616)                  (533)
Interest expense                                                           (320)                  (285)
                                                                  ----------------     ----------------

     Income (loss) before income taxes and minority interest              5,992                   (633)

Income tax expense                                                        1,463                    834
Minority interest                                                             -                     78
                                                                  ----------------     ----------------

     Income (loss) before extraordinary item                              4,529                 (1,545)

Equity in extraordinary loss of TIMET-
   early extinguishment of debt                                               -                   (342)
                                                                  ----------------     ----------------

     Net income (loss)                                                $   4,529            $    (1,887)
                                                                  ================     ================

Earnings (loss) per share:
   Before extraordinary item:
     Basic                                                            $     .73            $     (.24)
     Diluted                                                                .72                  (.24)
   Net income (loss):
     Basic                                                            $     .73            $     (.30)
     Diluted                                                                .72                  (.30)

   Weighted average shares outstanding:
     Common shares                                                        6,214                  6,371
     Diluted shares                                                       6,282                  6,418


          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                   Three months ended March 31, 2001 and 2000

                                 (In thousands)

                                                                       2001                 2000
                                                                 -----------------    -----------------

Net income (loss)                                                  $    4,529           $   (1,887)

Other comprehensive income (loss), net of applicable taxes:
   Currency translation adjustments                                    (3,697)              (3,162)
   Pension liabilities adjustment                                        (113)                   -
   Unrealized gains (losses) on marketable
     securities                                                          (151)                 132
                                                                 -----------------    -----------------

       Comprehensive income (loss)                                 $      568           $   (4,917)
                                                                 =================    =================




          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2001 and 2000

                                 (In thousands)

                                                                                      2001                 2000
                                                                                 ----------------    -----------------

Cash flows from operating activities:
   Net income (loss)                                                               $    4,529          $   (1,887)
   (Earnings) loss of affiliates:
     Before extraordinary item                                                         (6,928)               (185)
     Extraordinary item                                                                     -                 342
     Distributions                                                                      2,043               1,613
   Deferred income taxes                                                                1,462                 921
   Minority interest                                                                        -                  78
   Other, net                                                                             151                  13
   Change in assets and liabilities:
     Accounts with related parties                                                          2                 463
     Prepaid expenses                                                                   1,170                 859
     Accounts payable and accrued liabilities                                          (1,457)             (1,077)
     Other, net                                                                            34                 (47)
                                                                                 ----------------    -----------------

       Net cash provided by operating activities                                        1,006               1,093
                                                                                 ----------------    -----------------


Cash flows from financing activities: Indebtedness with related parties:
     Borrowings                                                                        13,400                 695
     Repayments                                                                       (13,403)                  -
   Dividends paid                                                                        (449)               (447)
   Other, net                                                                               -                  24
                                                                                 ----------------    -----------------

       Net cash (used) provided by financing activities                                  (452)                272
                                                                                 ----------------    -----------------

Net increase in cash and cash equivalents                                                 554               1,365
Balance at beginning of period                                                            793               3,002
                                                                                 ----------------    -----------------

Balance at end of period                                                           $    1,347          $    4,367
                                                                                 ================    =================

Supplemental disclosures:
   Cash paid for:
     Interest                                                                      $      320          $        -
     Income taxes                                                                           -                   -

          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2001

                                 (In thousands)


                                                                                Accumulated other
                              Common stock                                  comprehensive income (loss)
                            ----------------                              ---------------------------------
                                                    Additional                                                           Total
                            Shares Treasury Common  paid-in   Accumulated Currency   Marketable Pension     Treasury  stockholders'
                            issued shares   stock   capital    deficit    translation securities liabilities  stock     equity
                            ------ -------  ------- --------- ----------- ----------- ---------- ---------  --------- -------------

Balance at December 31, 2000 7,817  1,392   $ 7,817 $290,568   $ (53,488) $ (21,185)   $  659    $ (1,098)  $(64,750)  $ 158,523


Net income                       -      -        -         -       4,529          -         -           -          -       4,529
Other comprehensive
  income (loss)                  -      -        -         -           -     (3,697)     (151)       (113)         -      (3,961)
Dividends ($.07 per share)       -      -        -         -        (449)         -         -           -          -        (449)
Other                            -      -        -       193           -          -         -           -          -         193
                            ------ -------  ------- --------- ----------- ----------- ----------  ---------  --------- -------------

Balance at March 31, 2000    7,817  1,392   $ 7,817 $290,761   $ (49,408)  $ (24,882)  $  508    $ (1,211)   $(64,750) $ 158,835
                            ====== =======  ======= ========= =========== =========== ==========  =========  ========= =============








          See accompanying notes to consolidated financial statements.
                                      -7-

                               TREMONT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and basis of presentation:

     Tremont Corporation ("Tremont") is principally a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. ("NL") and other joint ventures of wholly-owned TRECO L.L.C. At March 31, 2001, Valhi, Inc. ("Valhi") and Tremont, each affiliates of Contran Corporation ("Contran"), held approximately 60% and 20%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At March 31, 2001, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and subsidiaries of Valhi held approximately 80% of Tremont's outstanding common stock. At March 31, 2001, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain assets of certain employee benefit plans adopted by Valhi and related entities, owned an additional 8% of TIMET's outstanding common stock. Substantially all of Contran's outstanding common voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons is the sole trustee of the CMRT and is a member of the trust investment committee of the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET.

     The consolidated balance sheet of Tremont and subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2001 and the consolidated statements of income, cash flows, comprehensive income (loss) and stockholders' equity for the interim periods ended March 31, 2001 and 2000 have been prepared by the Company without audit.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Annual Report").

     The Company, NL and TIMET adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, effective January 1, 2001. As permitted by the transition requirements of SFAS No. 133, as amended, the Company, TIMET and NL have exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. The Company, TIMET and NL were not parties to any significant derivative or hedging instrument covered by SFAS No. 133 at March 31, 2001 and the adoption of SFAS No. 133 had no material effect on the consolidated financial position, liquidity or results of operations of the Company, TIMET or NL.


Note 2 - Unconsolidated affiliates and joint ventures:

     Summarized information relating to the results of operations, financial position and cash flows of TIMET and NL is included in MD&A, which information is incorporated herein by reference.

     TIMET. At March 31, 2001, Tremont held 12.3 million shares, or approximately 39%, of TIMET's outstanding common stock. At March 31, 2001, the net carrying amount of the Company's interest in TIMET was approximately $5.76 per share, while the market price of TIMET common stock at that date was $9.05 per share.

     NL Industries. At March 31, 2001, Tremont held 10.2 million shares, or approximately 20%, of NL's outstanding common stock. At March 31, 2001, the net carrying amount of the Company's interest in NL was approximately $12.00 per share while the market price of NL common stock at that date was $16.80 per share.

     Joint Ventures. Investment in joint ventures represents holdings of wholly-owned TRECO, which is principally comprised of (i) a 12% direct interest in The Landwell Company ("Landwell"), which is actively engaged in efforts to develop certain real estate, and (ii) a 32% equity interest in Basic Management, Inc. ("BMI"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located. BMI, through a wholly-owned subsidiary, owns an additional 50% interest in Landwell.

Note 3 - Income taxes:

     The  difference   between  the  Company's  income  tax  expense   (benefit)
attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                                         Three months ended
                                                                             March 31,
                                                                -------------------------------------
                                                                     2001                 2000
                                                                ----------------    -----------------
                                                                           (In thousands)

Expected income tax expense (benefit), at 35%                   $      2,097        $       (249)
Adjustment of deferred tax valuation allowance                           (72)              1,527
Incremental tax and rate differences on equity
   in income of companies not included in
   the consolidated tax group                                           (577)               (441)
State income taxes and other, net                                         15                  (3)
                                                                ----------------    -----------------

   Provision for income taxes (benefit)                         $      1,463        $        834
                                                                ================    =================

     For the three months ended March 31, 2001, the Company's effective tax rate differs from the statutory rate because the Company provided taxes on its equity in earnings of NL at less than the statutory rate because a portion of such earnings are tax-free to the extent the Company received dividends from NL. For the three months ended March 31, 2000, the Company's effective tax rate varied from the statutory rate because the Company did not recognize a deferred tax asset with respect to its equity in losses of TIMET, which asset the Company believes did not meet the "more-likely-than-not" recognition criteria, and the Company provided taxes on its equity in earnings of NL at a preferential rate to the extent the Company received dividends from NL.

     The Company's 1998 federal income tax return has been examined by the Internal Revenue Service ("IRS"), and the IRS has proposed additional tax deficiencies of $8.3 million. The Company has appealed the proposed deficiencies and believes they are substantially without merit. No assurances can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes which may ultimately result from such examination and believes that the ultimate disposition of such examination should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     Effective January 1, 2001, the Company and NL are included in the consolidated United States federal income tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company compute its provision for U.S. income taxes on a separate company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement, and using the tax elections made by Contran, the Company will make payments to or receive payments from Valhi in amounts it would have paid to or received from the IRS had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement.


Note 4 - Accrued liabilities:
                                                               March 31,               December 31,
                                                                  2001                     2000
                                                          ---------------------    ---------------------
                                                                         (In thousands)

Postretirement benefits                                   $        1,432           $        1,432
Environmental cost                                                   527                      725
Reserve for unearned insurance premiums                            1,188                    2,375
Other                                                                495                      567
                                                          ---------------------    ---------------------

                                                          $        3,642           $        5,099
                                                          =====================    =====================


Note 5 - Related party transactions:

     Receivables from related parties principally include amounts due from NL and a former affiliate under insurance loss sharing arrangements and amounts due from TIMET for exercises of Tremont stock options. Current payables to related parties include amounts due to TIMET under intercorporate services arrangements.

     The Company is a party to a revolving loan agreement with a subsidiary of NL, which agreement expires March 31, 2003. The maximum amount available under the loan agreement is $13.4 million, which available amount will decrease by $250,000 each quarter beginning June 30, 2001. As a result, $1 million of the loan is classified as a current liability at March 31, 2001. The new loan bears interest at 2% above the prime rate, determined at the beginning of the quarter. In addition, the Company is required to pay a commitment fee of 1/2 of 1% per annum of the average unused line. The new revolving loan is collateralized by the 10.2 million shares of NL common stock owned by the Company. At March 31, 2001, the interest rate on outstanding advances was 10.5% and a total of $13.4 million in principal was outstanding.

Note 6 - Earnings per share:

     Net income (loss) per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of conversion of TIMET's Convertible Preferred Securities would be a net reduction of the Company's equity in earnings of TIMET. The reduction results from dilution of the Company's ownership percentage offset in part by increased TIMET net income resulting from elimination of dividends on the Convertible Preferred Securities. The effect of the assumed conversion of TIMET's Convertible Preferred Securities would be antidilutive in the 2000 and 2001 periods and is omitted from the numerator of the calculation. Tremont stock options omitted from the denominator because they were antidilutive were not material.


                                                                                Three months ended March 31,
                                                                        ----------------------------------------------
                                                                                2001                     2000
                                                                        ---------------------    ---------------------
                                                                                       (In thousands)

Numerator:
   Net income (loss)                                                    $         4,529          $         (1,887)
   Effect of dilutive securities of equity investees                                  -                         -
                                                                        ---------------------    ---------------------

   Diluted net income (loss)                                            $         4,529          $         (1,887)
                                                                        =====================    =====================

Denominator:
   Average common shares outstanding                                              6,214                     6,371
   Average dilutive stock options                                                    68                        47
                                                                        ---------------------    ---------------------

   Diluted shares                                                                 6,282                     6,418
                                                                        =====================    =====================


Note 7 - Commitments and Contingencies:

     For information concerning certain legal proceedings, income tax and other contingencies related to the Company, TIMET and NL, see (i) Part I, Item 2 -
"Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), (ii) Part II, Item 1 - "Legal Proceedings," and (iii) the 2000 Annual Report, including certain information concerning TIMET's and NL's legal proceedings incorporated therein by reference.

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

     The Company reported first quarter net income of $4.5 million, or $.72 per diluted share, compared to a net loss of $1.8 million, or $.30 per share, for the same quarter in 2000.

     The Company's equity in earnings of 39%-owned TIMET was $.1 million in the first quarter of 2001 compared to a loss of $4.0 million in the first quarter of 2000. TIMET reported a first quarter 2001 net loss of $3.6 million on sales of $124.0 million compared to a net loss of $15.1 million on sales of $104.7 million for the comparable 2000 period. TIMET's sales in the first quarter of 2001 were 18% higher than the year-ago period. This resulted principally from the net effects of an 18% increase in mill product sales volume, a 4% decrease in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices decreased 1%. Melted products (ingot and slab) sales volume increases of 75% from year-ago levels were partially offset by selling price decreases of 3%.

     The Company's equity in earnings of 20%-owned NL Industries was $6.1 million in the first quarter of 2001 compared to $3.9 million in the first quarter of 2000. Operating income of NL's titanium dioxide pigments ("TiO2") business in the first quarter of 2001 increased 12% to $51.9 million compared to $46.2 million in the first quarter of 2000. The improved operating income is primarily due to higher average selling prices in billing currencies and higher production volume, partially offset by lower sales volume. NL's average selling price in billing currencies (which excludes the effects of foreign currency translation) during the first quarter of 2001 was 5% higher than the first quarter of 2000 and 1% lower than the fourth quarter of 2000. Compared to the fourth quarter of 2000, prices were lower in all major markets.

     NL's first quarter 2001 sales volume decreased 7% from the first quarter of 2000 and increased 11% from the fourth quarter of 2000. Compared to the fourth quarter of 2000, sales volume increased by more than 10% in each of NL's major markets. First quarter 2001 production volume was 2% higher than the comparable 2000 period with operating rates at near full capacity in both periods. Production at NL's Leverkusen facility was adversely affected late in the first quarter by a fire. Production rates at NL's Leverkusen chloride-process plant returned to full capacity on April 8, 2001 and NL's Leverkusen sulfate-process plant is expected to be 50% to 70% operational in August 2001 and fully operational in October 2001.

     The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnership.

     As discussed  above,  the  Company's  major assets are its  interests in NL
(TiO2) and TIMET (titanium metals). Tremont periodically evaluates the net carrying value of its long-term assets, principally its interests in TIMET and NL, to determine if there has been any decline in value that is other than temporary and would, therefore, require a writedown which would be accounted for as a realized loss. The Company's per share net carrying value of its interest in TIMET at March 31, 2001 was $5.76 per share, compared to a per share market price of $9.05 at that date. The Company's per share net carrying amount of its interest in NL at March 31, 2001 was $12.00 per share, compared to a per share market price of $16.80 at that date. The Company believes stock market prices are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. The Company will continue to monitor and evaluate its interests in NL and TIMET based upon, among other things, their respective results of operations, financial condition, liquidity and business outlook. In the event Tremont determines that a decline in value of its interests below their net carrying values has occurred which is other than temporary, it would report an appropriate writedown at that time.

     Effective January 1, 2001, the Company and NL are included in the consolidated United States federal income tax return of Contran. The Company's income tax rate in the first quarter of 2001 varied from the U.S. statutory rate principally because the Company provided taxes on its equity in earnings of NL at less than the statutory rate because a portion of such earnings are tax-free to the extent the Company received dividends from NL.

     The Company's 1998 federal income tax return has been examined by the Internal Revenue Service ("IRS"), and the IRS has proposed additional tax deficiencies of $8.3 million. The Company has appealed the proposed deficiencies and believes they are substantially without merit. No assurances can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes which may ultimately result from such examination and believes that the ultimate disposition of such examination should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

TIMET

     The Company's 39% interest in TIMET is reported by the equity method. Tremont's equity in earnings of TIMET differs from the amount that would be expected by applying Tremont's ownership percentage to TIMET's separately reported earnings because of the effect of amortization of basis differences related to purchase accounting adjustments made by Tremont in conjunction with the acquisition of its interest in TIMET and amortization of the basis difference related to the writedown of the Company's investment in TIMET in 1999 for an other than temporary decline in the market value of its investment. Amortization of such basis differences increases earnings, and reduces losses, attributable to TIMET as reported by Tremont.

                                                                       Three months ended
                                                                             March 31,
                                                                    -----------------------------
                                                                        2001            2000
                                                                    -------------    ------------
                                                                           (In millions)

Net sales                                                           $    124.0       $    104.7
                                                                    =============    ============

Gross margin                                                        $      7.3       $     (3.3)
Selling, general, administrative and development                          10.7             11.3
Equity in (earnings) loss of joint ventures                                (.9)              .1
Restructuring charge (income)                                              (.2)             3.7
Other expense (income)                                                     (.5)               -
                                                                    -------------    ------------

Operating loss                                                            (1.8)           (18.4)
General corporate income:
   Dividends and interest income                                           1.5              1.7
   Gain on sale of castings joint venture                                    -              1.2
   Currency transactions and other, net                                     .2              (.3)
Interest expense                                                           1.5              2.3
                                                                    -------------    ------------
                                                                          (1.6)           (18.1)

Income tax benefit                                                         (.6)            (6.4)
Minority interest                                                          2.6              2.5
                                                                    -------------    ------------

Loss before extraordinary item                                            (3.6)           (14.2)
Extraordinary item - early extinguishment of debt,
   net of tax                                                                -              (.9)
                                                                    -------------    ------------

Net loss                                                            $     (3.6)      $    (15.1)
                                                                    =============    ============

Tremont's equity in TIMET's earnings,
   including amortization of basis differences                      $       .1       $     (4.0)

Percent change in:
   Mill product sales volume                                               18%
   Mill product selling prices (1)                                         -4%
   Melted product sales volume                                            +75%
   Melted product selling prices (1)                                       -3%

   (1) Change expressed in U.S. dollars and mix adjusted

     Sales and operating income. Sales of $124 million in the first quarter of 2001 were 18% higher than the first quarter of last year due principally from the net effects of an 18% increase in mill product volume, a 4% decline in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product prices decreased 1%. Melted product sales volume increased 75% from year ago levels while selling prices declined 3%.

     Gross margin (net sales less cost of sales) was 6% of sales in the first quarter of 2001 compared to a negative 3% in the year-ago period, principally reflecting changes in selling prices and product mix, higher operating rates, and the effect of special items. Gross margins in 2000 were adversely impacted by $6.7 million of special charges, consisting of a $3.4 million charge for the write-down associated with an impairment of certain equipment and a $3.3 million charge for anticipated environmental remediation costs.

     Selling, general, administrative and development expenses in the first quarter of 2001 decreased by approximately 6% from year-ago levels, principally as a result of a $.4 million reduction in TIMET's estimated allowance for accounts receivable as well as reduced travel and other personnel costs.

     Approximately 46% of TIMET's European sales in the first quarter of 2001 were denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in functional currencies. TIMET's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     TIMET does not use currency contracts to hedge its currency exposures. At March 31, 2001, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $27 million and $8 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

     Equity in earnings of joint ventures was $.9 million higher in the first quarter of 2001 compared to the same period in 2000 principally due to an increase in earnings of Valtimet, TIMET's minority-owned welded tube joint venture.

     General corporate. General corporate income in both periods includes interest income and dividend income on $80 million of nonvoting preferred securities of Special Metals Corporation which accrues at an annual rate of 6.625%. General corporate income in the first quarter of 2000 includes a $1.2 million gain on the previously reported sale of TIMET's interest in its castings joint venture.

     Restructuring and special charges. During the three months ended March 31, 2000, TIMET recorded special charges to cost of sales aggregating $6.7 million consisting of $3.4 million in equipment-related impairment charges and $3.3 million of environmental charges. In addition, TIMET recorded a $3.7 million restructuring charge in the first quarter of 2000, principally related to personnel severance and benefits. During the first quarter of 2001, TIMET recorded income of $.2 million related to revisions of estimates of previously established restructuring accruals.

     Interest expense. Interest expense in the first quarter of 2001 was lower than in the comparable 2000 period, primarily due to lower borrowing levels and slightly lower interest rates.

     Income taxes. TIMET's consolidated effective income tax rate approximated the U.S. statutory rate in both periods. TIMET operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income (loss) can impact TIMET's effective tax rate

     Minority interest. Dividend expense related to TIMET's 6.625% Convertible Preferred Securities approximated $3.3 million in both the 2001 and 2000 periods and is reported as minority interest, net of allocable income taxes.

     Outlook. The outlook section contains a number of forward looking statements, all of which are based on current expectations. Actual results may differ materially. See Note 7 to the Consolidated Financial Statements - "Commitments and Contingencies" regarding TIMET's commitments, contingencies, legal, environmental and other matters, which information is incorporated by reference and may affect TIMET's future results of operations and liquidity.

     Sales revenues in 2001 are expected to range from $500 million to $510 million, reflecting the net effects of increased sales volume, price increases in certain products and changes in mix. TIMET currently expects both mill and melted product sales volume to increase 15% to 20% in 2001 over prior year levels. Selling prices (expressed in U.S. dollars using actual currency exchange rates during the respective periods) on aerospace product shipments, while difficult to forecast, are expected to rise during 2001. However, recently announced selling price increases are expected to principally affect the second half of 2001 due to associated product lead times. Average selling prices per kilogram, as reported by TIMET, reflect the net effects of changes in selling prices, currency exchange rates, and customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor.

     TIMET's firm order backlog at the end of March 2001 was approximately $290 million. Comparable backlogs at the end of December 2000 and March 2000 were approximately $245 million and $185 million, respectively.

     Gross margins as a percent of sales are presently expected to increase over the year; however, energy, raw material and other cost increases could substantially offset expected realized selling price increases in 2001. TIMET is experiencing increases in energy cost as a result of higher natural gas and electricity prices in the U.S. TIMET is also experiencing increases in the cost for purchased titanium scrap. TIMET currently believes its gross margin for 2001 will approximate 7.5% of sales. Selling, general, administrative, and development expenses should approximate $45 million, excluding Boeing special items discussed below, while interest expense is expected to approximate $3 million. Minority interest expense on TIMET's Convertible Preferred Securities is expected to approximate 2000 levels. Excluding the Boeing special items, TIMET expects to report an operating loss and a net loss in 2001, but at substantially lower levels than 2000.

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

     At March 31, 2001, TIMET was aware of only three ingots that had been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. During the first quarter of 2001, TIMET accrued an estimated loss of $1 million related to this matter for costs that are reasonably estimable. Until this investigation is completed, TIMET is unable to determine the possible remedial steps that may be required and whether TIMET might incur any material liability with respect to this matter. TIMET currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. However TIMET currently intends to seek full recovery from the silicon supplier for any liability TIMET might incur in this matter, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts.

     In April 2001, TIMET reached a settlement of the litigation between TIMET and Boeing related to the parties' 1997 long term purchase and supply agreement ("LTA"). Pursuant to the settlement, TIMET received a cash payment of $82 million. In the second quarter of 2001, TIMET expects to report approximately $73 million (cash settlement less legal fees) as other operating income, with partially offsetting operating expenses of approximately $8 million to $13 million for profit sharing and other costs to be reported as a component of selling, general, administrative and development expense (collectively the "Boeing special items"), resulting in a net pre-tax income effect of $60 million to $65 million in such period.

     In connection with the settlement, TIMET and Boeing also entered into an amended LTA that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under the amended LTA, Boeing will advance TIMET $28.5 million annually for 2002 through 2007 (in December 2001 for 2002, with subsequent advances early each calendar year beginning 2003). The LTA is structured as a take-or-pay agreement such that Boeing will forfeit a proportionate part of the $28.5 million annual advance in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement TIMET will establish and hold buffer stock for Boeing at TIMET's facilities.

     TIMET's effective consolidated tax rate in 2001 should approximate the U.S. statutory rate. However, TIMET operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (loss) can impact TIMET's overall effective tax rate. For financial reporting purposes, TIMET has recognized the tax benefit of substantially all of its net operating loss carryforwards, and expects that tax provisions and benefits to be recognized during 2001 will principally be deferred income tax items with cash income tax payments expected in certain foreign jurisdictions. For U.S. federal income tax purposes, TIMET had net operating loss carryforwards of approximately $100 million at March 31, 2001 and, accordingly, does not expect the Boeing settlement to result in any material cash income tax payments. TIMET periodically reviews the recoverability of its deferred tax assets to determine whether future realization is more likely than not. Based on such periodic reviews, TIMET could record an additional valuation allowance related to its deferred tax assets in the future.

     TIMET expects to generate positive cash flow from operations in 2001 in the range of $70 million to $90 million principally due to the Boeing settlement and the related $28.5 million advance. Depreciation and amortization expense should approximate $41 million in 2001. Receivables and inventory levels are expected to increase in 2001 to support the anticipated increase in sales. In April 2001, TIMET announced that it intends to resume payment of dividends on its Convertible Preferred Securities with the next scheduled payment due on June 1, 2001. TIMET also intends to pay the aggregate amount of dividends that have been previously deferred on or before that date. At March 31, 2001, accrued dividends approximated $14.5 million. Dividends on TIMET's common stock are prohibited under TIMET's U.S. credit agreement. Capital spending for 2001 is currently expected to range from $15 million to $20 million, covering principally capacity enhancements, capital maintenance, and safety and environmental projects. TIMET expects its current net debt position to change to a net cash position during 2001. At March 31, 2001, TIMET had approximately $107 million of borrowing availability under its various worldwide credit agreements. TIMET believes its cash, cash flow from operations, and borrowing availability will satisfy its expected working capital, capital expenditures and other requirements in 2001.

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

                                                                     Three months ended
                                                                         March 31,
                                                                -----------------------------
                                                                   2001             2000
                                                                ------------     ------------
                                                                       (In millions)

Net sales                                                       $   226.1        $    231.0
                                                                ============     ============

Operating income                                                $    51.9        $     46.2
General corporate items:
   Securities earnings                                                2.6               1.7
   Corporate income                                                  11.6               1.1
   Corporate expense                                                 (6.8)             (6.1)
   Interest expense                                                  (7.0)             (7.9)
                                                                ------------     ------------
                                                                     52.3              35.0
Income tax expense                                                   17.1              11.2
                                                                ------------     ------------
   Income from continuing operations                                 35.2              23.8
Minority interest                                                      .6                .1
                                                                ------------     ------------

     Net income                                                 $    34.6        $     23.7
                                                                ============     ============

Tremont's equity in NL's net earnings,
   including amortization of basis differences                  $     6.1        $      3.9
                                                                ============     ============

     Net sales and operating income. NL conducts its titanium dioxide ("TiO2") pigments operations through its wholly-owned subsidiary, Kronos, Inc. Kronos' operating income in the first quarter of 2001 increased $5.7 million or 12% from the first quarter of 2000 due to higher average selling prices in billing currencies and higher production volume, partially offset by lower sales volume.

     Kronos' average selling price in billing currencies (which excludes the effects of foreign currency translation) during the first quarter of 2001 was 5% higher than the first quarter of 2000 and 1% lower than the fourth quarter of 2000. Compared to the fourth quarter of 2000, prices were lower in all major markets. The average selling price in billing currencies in March was 1% lower than the average selling price during the first quarter. Market conditions in the TiO2 industry have generally stalled NL's efforts to increase prices. NL believes worldwide economic conditions will determine whether any price increases will be realized during the remainder of the year.

     Kronos' first quarter 2001 sales volume decreased 7% from the record first quarter of 2000 and increased 11% from the fourth quarter of 2000. Sales volume in the first quarter of 2001 was 7% and 11% lower in Europe and North America, respectively, compared to the first quarter of 2000 while export volume increased by 7%. Compared to the fourth quarter of 2000, sales volume increased by more than 10% in each of Kronos' major markets. Finished goods inventory levels at the end of March increased slightly from December 2000 levels and represent about two months of sales.

     First quarter 2001 production volume was 2% higher than the comparable 2000 period with operating rates near full capacity in both periods. Production at NL's Leverkusen facility was adversely affected late in the first quarter by a fire on March 20, 2001. Production rates at NL's Leverkusen chloride-process plant returned to full capacity on April 8, 2001, and NL's Leverkusen sulfate-process plant is expected to be 50% to 70% operational in August 2001 and fully operational in October 2001.

     NL believes that the damage to property and the business interruption losses caused by the fire are covered by insurance, but the effect on the financial results of NL on a quarter-to-quarter basis or a year-to-year basis will depend on the timing and amount of insurance recoveries. No insurance proceeds have been recognized during the first quarter of 2001 for the business interruption portion of the loss because the amount of such proceeds is presently not determinable. No provision for impairment of the damaged fixed assets has been recognized because NL believes the insurance proceeds will exceed their carrying value.

     Kronos anticipates its TiO2 sales and production volumes for full-year 2001 will be lower than that of 2000, in part due to the effect of the fire. Kronos expects its full-year 2001 operating income, excluding fire-related insurance recoveries, will be lower than 2000 primarily because of lower sales and production volumes and higher costs, particularly for energy. Although NL believes its average selling price in billing currencies could continue a downward trend throughout the rest of 2001, it expects its average selling price for full-year 2001 to be only slightly below the full-year average price in 2000.

     Kronos' cost of sales as a percentage of net sales decreased in the first quarter of 2001 primarily due to higher average selling prices in billing currencies and higher production volume. Excluding the effects of foreign currency translation, which decreased NL's expenses in the first quarter of 2001 compared to year-earlier period, NL's selling, general and administrative expenses, excluding corporate expenses, in the first quarter of 2001 were comparable to the first quarter of 2000.

     A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro in the first quarter of 2001 versus the year-earlier period, decreased the dollar value of sales in the first quarter of 2001 by a net $11 million compared to the first quarter of 2000. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' first-quarter 2001 average selling price in U.S. dollars was approximately 1% higher than in the first quarter of 2000 and 2% higher than the fourth quarter of 2000. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in the 2001 period compared to the year-earlier period. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins on these sales at NL's non-U.S. subsidiaries. The favorable margin on export sales tends to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in the first quarter of 2001 was not significant when compared to the first quarter of 2000.

     General corporate. Corporate income in the first quarter of 2001 includes $10.6 million of net insurance settlement gains, including a $10.3 million net gain from a settlement with the remaining members of the second of NL's two principal former insurance carrier groups. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

     Corporate expense was higher in the first quarter of 2001 primarily due to higher environmental remediation accruals and higher legal fees.

     Interest expense in the first quarter of 2001 decreased 11% from the comparable period in 2000 primarily due to lower average interest rates as a result of the December 2000 refinancing of $50 million of NL's high fixed-rate public debt with lower variable-rate bank debt and lower levels of outstanding debt. NL expects its full-year 2001 interest expense will be lower than 2000.

     Provision for income taxes. NL reduced its deferred income tax valuation allowance by $.7 million in the first quarter of 2001 and $1.3 million in the first quarter of 2000 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     Other.   Minority  interest   primarily  relates  to  NL's   majority-owned
environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

                         LIQUIDITY AND CAPITAL RESOURCES

Tremont

     The Company had cash and cash equivalents of $1.3 million at March 31, 2001. Tremont's 12.3 million shares of TIMET common stock and 10.2 million shares of NL common stock had a quoted market value of approximately $111 million and $172 million, respectively, at March 31, 2001.

     The Company's equity in earnings of affiliates are primarily noncash. The Company received no cash distributions from Landwell in the first quarter of 2001 and $.1 million in the first quarter of 2000 primarily to cover taxes associated with Landwell's income from land sales. In the first quarter of 2001, NL paid cash dividends of $.20 per NL share aggregating $2 million. In the first quarter of 2000, NL paid a cash dividend of $.15 per NL share, aggregating $1.5 million. TIMET's U.S. credit agreement prohibits the payment of dividends on its common stock. Any future dividends from NL and TIMET will be at the discretion of the respective company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements, cash availability and contractual requirements.

     The Company is a party to a revolving loan agreement with a subsidiary of NL, which agreement expires March 31, 2003. The maximum amount available under the loan agreement is $13.4 million, which available amount will decrease by $250,000 each quarter beginning June 30, 2001. The NL loan bears interest at 2% above the prime rate, determined at the beginning of the quarter. In addition, the Company is required to pay a commitment fee of 1/2 of 1% per annum of the average unused line. The NL revolving loan is collateralized by the 10.2 million shares of NL common stock owned by the Company. At March 31, 2001, the amount outstanding on the NL loan was $13.4 million and the interest rate on outstanding advances was 10.5%.

     The NL loan agreement and dividends from NL are currently Tremont's primary sources of liquidity. Unless the Company decides to purchase additional shares of NL, TIMET or Tremont securities, the Company does not currently believe it will need to borrow additional amounts on the revolving loan.

     Tremont's current quarterly dividend rate is $.07 per share. On May 8, 2001, the Company's Board of Directors declared a regular quarterly dividend of $.07 per common share, payable on June 29, 2001 to stockholders of record as of the close of business on June 15, 2001.

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


TIMET - Summarized balance sheet and cash flow information.

                                                                 March 31,               December 31,
                                                                    2001                     2000
                                                            ---------------------    ---------------------
                                                                            (In millions)

Cash and equivalents                                        $            4.8         $           9.8
Other current assets                                                   246.8                   238.4
Goodwill and other intangible assets                                    60.0                    62.6
Other noncurrent assets                                                150.3                   146.2
Property and equipment, net                                            293.9                   302.1
                                                            ---------------------    ---------------------

                                                            $          755.8         $         759.1
                                                            =====================    =====================

Current liabilities                                         $          133.5         $         115.9
Long-term debt and capital lease obligations                            25.6                    27.6
Accrued postretirement benefit cost                                     18.0                    18.2
Other noncurrent liabilities                                            19.9                    30.9
Minority interest - Convertible Preferred Securities                   201.2                   201.2
Other minority interest                                                  7.8                     7.8
Stockholders' equity                                                   349.8                   357.5
                                                            ---------------------    ---------------------

                                                            $          755.8         $         759.1
                                                            =====================    =====================

                                                                         Three months ended
                                                                              March 31,
                                                            ----------------------------------------------
                                                                    2001                     2000
                                                            ---------------------    ---------------------
                                                                            (In millions)
Net cash provided (used) by:
   Operating activities:
     Before changes in assets and liabilities               $          4.4           $         (1.3)
     Changes in assets and liabilities                               (17.4)                    19.2
                                                            ---------------------    ---------------------
                                                                     (13.0)                    17.9
   Investing activities                                               (2.6)                     4.9
   Financing activities                                               10.6                    (36.8)
                                                            ---------------------    ---------------------

                                                            $         (5.0)          $        (14.0)
                                                            =====================    =====================

   Cash paid for:
     Interest, net of amounts capitalized                   $          1.3           $          1.7
     Convertible Preferred Securities dividends                        -                        3.3
     Income taxes, net                                                  .7                       .5

     Operating activities. Cash used by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results. Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. Accounts receivable increased in the first quarter of 2001 as a result of both the increase in sales as well as sales levels being higher in the later part of the quarter. Additionally, in the first quarter of 2000, there was a significant reduction in receivables attributable to $16 million of customer payments related to a previously reported bill and hold shipment in 1999. Inventories decreased in the first quarter of 2001 principally as a result of a continued emphasis on inventory management. Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge and other raw materials purchases.

     Dividends on TIMET's $80 million of Special Metals Corporation 6.625% convertible preferred securities had been deferred by SMC. However, in April 2000, SMC resumed dividend payments of $1.3 million each quarter. There can be no assurance that TIMET will continue to receive additional dividends in the future.

     TIMET's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. In April 2000, TIMET exercised its right to defer future dividend payments on these securities for a period of 10 quarters, although interest continued to accrue at the coupon rate on the principal and unpaid dividends. In April 2001, TIMET announced that it intends to resume payment of dividends on its Convertible Preferred Securities with the next scheduled payment on June 1, 2001. TIMET also intends to pay the aggregate amount of dividends that have previously been deferred on or before the same date. At March 31, 2001, accrued dividends on the Convertible Preferred Securities were approximately $14.5 million.

     Investing activities. TIMET's capital expenditures were $2.6 million for the three months ended March 31, 2001 compared to $2.1 million for the same period in 2000 principally for capacity enhancements, capital maintenance, safety and environmental projects. In the first quarter of 2000, TIMET sold its interest in the castings joint venture to Wyman-Gordon for $7 million and recorded a pretax gain of $1.2 million.

     Financing activities. At March 31, 2001, TIMET's net debt was approximately $50 million ($55 million of notes payable and debt, principally borrowings under TIMET's U.S. and U.K. credit agreements, less $5 million of cash and equivalents). TIMET also had approximately $107 million of borrowing availability under its various worldwide credit agreements. Net borrowings in the 2001 period were primarily attributed to funding of increases in working capital. Net repayments in the 2000 period reflect reductions of outstanding borrowings principally in the U.S.

     Commitments and Contingencies. In April 2001, TIMET received a cash payment of $82 million in connection with the settlement of its litigation with Boeing. TIMET anticipates that such proceeds will be used to (i) repay a substantial portion of TIMET's outstanding revolving bank debt, (ii) pay the deferred dividends on TIMET's Convertible Preferred Securities, and (iii) pay legal and other costs associated with the Boeing settlement. See Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - TIMET - Outlook" for additional information regarding the Boeing settlement, which information is incorporated herein by reference.

     TIMET is involved in various other environmental, contractual, product liability and other claims, disputes and litigation incidental to its business. TIMET currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on TIMET's financial condition, results of operation or liquidity.

     Other. TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET in the past has sought and in the future may seek, to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

NL Industries - Summarized balance sheet and cash flow information.

                                                                    March 31,               December 31,
                                                                       2001                     2000
                                                               ---------------------    ---------------------
                                                                               (In millions)

Cash and cash equivalents                                      $         174.5          $         189.6
Other current assets                                                     380.4                    364.2
Noncurrent securities                                                     41.3                     47.2
Investments in joint ventures                                            148.2                    150.0
Other noncurrent assets                                                   50.6                     45.4
Property and equipment                                                   309.1                    324.4
                                                               ---------------------    ---------------------

                                                               $       1,104.1          $       1,120.8
                                                               =====================    =====================

Current liabilities                                            $         279.6          $         297.9
Long-term debt                                                           195.2                    195.4
Deferred income taxes                                                    149.9                    145.7
Accrued OPEB cost                                                         28.9                     29.4
Environmental liabilities                                                 51.6                     57.1
Other noncurrent liabilities                                              42.0                     44.5
Minority interest                                                          6.9                      6.3
Stockholders' equity                                                     350.0                    344.5
                                                               ---------------------    ---------------------

                                                               $       1,104.1          $       1,120.8
                                                               =====================    =====================

                                                                            Three months ended
                                                                                 March 31,
                                                               ----------------------------------------------
                                                                       2001                     2000
                                                               ---------------------    ---------------------
                                                                               (In millions)
Net cash provided (used) by:
   Operating activities:
     Before changes in assets and liabilities                  $          39.2          $          37.0
     Changes in assets and liabilities                                   (29.9)                    (3.2)
                                                               ---------------------    ---------------------
                                                                           9.3                     33.8
   Investing activities                                                  (18.4)                   (15.3)
   Financing activities                                                   (9.6)                   (17.7)
                                                               ---------------------    ---------------------

                                                               $         (18.7)         $            .8
                                                               =====================    =====================
Cash paid for:
   Interest, net of amounts capitalized                        $           1.2          $            .1
   Income taxes, net                                                      12.3                      3.5


     Operating activities. The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities, in the 2001 period increased slightly from the comparable period in 2000 primarily due to higher operating income, partially offset by lower cash distributions from NL's TiO2 manufacturing joint venture. The net cash used to fund changes in NL's inventories, receivables and payables (excluding the effect of currency translation) in the first quarter of 2001 was significantly higher than the first quarter of 2000 due to higher accounts receivable balances and decreases in accounts payable and accrued liabilities in the first quarter of 2001.

     Investing activities. In February 2001, EMS loaned $13.4 million to Tremont under a reducing revolving loan agreement. The loan was approved by special committees of NL's and EMS's Board of Directors. The maximum amount available under the agreement is $13.4 million, which will decrease by $250,000 each quarter beginning June 30, 2001. The loan bears interest at prime plus 2% (10.5% at March 31, 2001), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont.

     In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust #2 (the "Trust"), one of the trusts described in
Note 1 to the Consolidated Financial Statements, under a new $25 million revolving credit agreement. The Trust owns 16,855 shares, or approximately 43%, of Contran's outstanding Class A voting common stock. The loan was approved by special committees of NL's and EMS's Board of Directors. The loan bears interest at prime (7.5% at the time of the loan), is due on demand with 60 days notice and is collateralized by 15,768 shares of the Contran Class A common stock held by the Trust.

     Financing activities In the first quarter of 2001, NL paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $10 million. On May 9, 2001, NL's Board of Directors declared a regular quarterly dividend of $.20 per NL share to NL shareholders of record as of June 13, 2001 to be paid on June 27, 2001.

     Cash, cash equivalents, restricted cash equivalents and borrowing availability. At March 31, 2001, NL had cash and cash equivalents aggregating $100 million ($39 million held by non-U.S. subsidiaries) and an additional $86 million of restricted cash equivalents held by U.S. subsidiaries, of which $11 million was classified as a noncurrent asset. NL's subsidiaries had $15 million available for borrowing at March 31, 2001 under existing non-U.S. credit facilities.

     Income tax contingencies. Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including interest.

     NL has received tax assessments from the Norwegian tax authorities proposing tax deficiencies, including related interest, of approximately NOK 40 million ($4.3 million at March 31, 2001) pertaining to 1994 and 1996. NL is currently litigating the primary issue related to the 1994 assessment, and in February 2001 the Norwegian Appeals Court ruled in favor of the Norwegian tax authorities. NL has appealed the case to the Norwegian Supreme Court and believes that the outcome of the 1996 case is dependent on the eventual outcome of the 1994 case. NL has granted a lien on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

     NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 12.9 million ($11.4 million at March 31, 2001). NL has filed protests to the assessments for the years 1991 to 1996 and expects to file a protest for 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments are without merit.

     No assurance can be given that NL's tax matters will be favorably resolved due to the inherent uncertainties involved in court and tax proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

     Environmental matters and litigation. NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has adequate accruals ($111 million at March 31, 2001) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

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

     Other. NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL in the past has sought, and in the future may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of its common stock; modify its dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related companies. In the event of any acquisition or joint venture transaction, NL may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Information regarding the Company's, TIMET's and NL's market risks was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Since December 31, 2000, there have been no significant changes in the Company's, TIMET's or NL's exposure to market risks.

                           PART II. OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS.

     Reference is made to the 2000 Annual Report on Form 10-K for descriptions of certain legal proceedings.

TIMET

     In April 2001, TIMET reached a settlement of the previously reported litigation between TIMET and The Boeing Company ("Boeing") relating to the parties' 1997 long-term titanium purchase and supply agreement. Pursuant to the settlement, TIMET received a cash payment of $82 million. The parties also entered into an amended long-term agreement that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under a separate agreement, TIMET will establish and hold titanium buffer stock for Boeing at TIMET's facilities. See Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of
Operations - TIMET - Outlook" for additional information regarding the settlement with Boeing.

NL Industries

     Jackson, et al. v. The Glidden Co., et al. (No. 236835). In March 2001 the trial court denied plaintiffs' motion for class certification.

     State of Rhode Island v. Lead Industries Association, et al. (No. 99-5226). In April 2001 the trial court dismissed all claims for special education costs; granted defendants' motions to dismiss the equitable- relief-to-children claim, the Unfair Trade Practices Act claim except insofar as it seeks to recover damages for post-1970 conduct, and the strict liability, negligence and misrepresentation claims except insofar as they relate to state-owned buildings; and denied defendants' motions to dismiss the public nuisance, civil conspiracy, unjust enrichment, and indemnity claims.

     City of St. Louis v. Lead Industries Association, et al. (No. 002-245). In March 2001 the federal court remanded the case to state court.

     County of Santa Clara v. Atlantic Richfield Company, et al. (No. CV788657). In March 2001 defendants renewed their demurrers and motions to strike all claims. The court has not ruled.

     Lewis, et al. v. Lead Industries Association, et al. (No. CH09800). In March 2001 defendants moved to dismiss all claims. The court has not ruled.

     Borden, et al. v. The Sherwin Williams Company, et al. (No. 2000-587). In March 2001 defendants removed to Federal court and moved to dismiss the fraudulent concealment and misrepresentation and negligence claims. In April 2001 plaintiffs moved to remand to State court.

     In April 2001 a complaint was filed in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead, and punitive damages. The complaint asserts public nuisance, restitution, and conspiracy claims against NL. NL has not been served. NL intends to deny all allegations of wrongdoing and liability and to defend itself vigorously.

     In April 2001 a complaint was filed in Harris County, Texas v. Lead Industries Association, et al. (No. 2001-21413). The complaint seeks actual and punitive damages and asserts NL, six other former manufacturers of lead pigment and a trade association are jointly and severally liable for past and future damages due to the presence of lead paint in County-owned buildings. The Complaint asserts claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation, concert of action, public nuisance, restitution, and conspiracy. NL has not been served. NL intends to deny all allegations of wrongdoing and liability and to defend itself vigorously.

     It is possible that other governmental entities or other plaintiffs may file claims related to lead pigment and paint similar to those described above and in the 2000 Annual Report.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Tremont held its Annual Meeting of Stockholders on May 8, 2001. The only matter voted upon was the election of directors. All nominees for director were elected and there were no directors whose term of office continued after the Annual Meeting who were not elected at the Annual Meeting. The vote with respect to each of the Company's directors was as follows:

                              Director                                Votes For                  Votes Withheld
              -----------------------------------------         ----------------------       -----------------------

              Susan E. Alderton                                       6,255,175                      6,077
              Richard J. Boushka                                      6,255,284                      5,968
              J. Landis Martin                                        6,254,590                      6,662
              Glenn R. Simmons                                        6,253,324                      7,928
              Harold C. Simmons                                       6,253,384                      7,868
              Thomas P. Stafford                                      6,254,918                      6,334
              Avy H. Stein                                            6,255,506                      5,746
              Steven L. Watson                                        6,255,478                      5,774


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:

                10.1 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective January 1, 2001

                10.2 Intercorporate Services Agreement by and between NL Industries, Inc. and the Registrant effective January 1, 2001, incorporated by reference to
                              Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended
                              March 31, 2001.

                10.3 Intercorporate Services Agreement by and between Contran Corporation and NL Industries, Inc. effective January 1, 2001, incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 2001.

                10.4 Settlement Agreement and Release of Claims dated April 19, 2001 between Titanium Metals Corporation and the Boeing Company, incorporated by reference to Exhibit 10.1 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-25538) for the quarter ended March 31, 2001.

         (b) Reports on Form 8-K filed by the Registrant for the quarter ended March 31, 2001 and for the month of April 2001.

              Filing Date                                Items Reported
              --------------------------             --------------------------

              February 2, 2001                -            5 and 7
              February 7, 2001                -            5 and 7
              April 30, 2001                  -            5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TREMONT CORPORATION
                                     --------------------------
                                           (Registrant)




Date: May 14, 2001          By      /s/  Mark A. Wallace
--------------------        ----------------------------------------------------
                                    Mark A. Wallace
                                    Vice President and Chief Financial Officer
                                    (Principal Finance Officer)



Date: May 14, 2001          By      /s/ Margaret Von der Schmidt
--------------------        ----------------------------------------------------
                                    Margaret Von der Schmidt
                                    (Controller)