Form 10-Q
period 2001-06-30
TREMONT CORPORATION
filed 2001-08-10
CIK 842718

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                         Commission file number 1-10126




                               Tremont Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                   Delaware                                     76-0262791
------------------------------------------------            -------------------
(State or other jurisdiction of incorporation or              (IRS Employer
                 organization)                              Identification No.)





                1999 Broadway, Suite 4300, Denver, Colorado 80202
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)




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


Number of shares of common stock outstanding on July 31, 2001: 6,424,858

                           FORWARD-LOOKING INFORMATION

         The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Financial Condition, Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above, and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of TIMET's and NL's businesses, TIMET's dependence on the aerospace industry, the sensitivity of TIMET's and NL's businesses to global productive capacity, global economic and political conditions, customer inventory levels, competitive technology positions, changes in product pricing and costs, the performance of aerospace manufacturers under their long-term purchase agreements with TIMET, the difficulty in forecasting demand for titanium products, the impact of long-term contracts with vendors on TIMET's ability to reduce or increase supply or achieve lower costs, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime and transportation interruptions), the ultimate resolution of pending or possible future litigation, legislative developments, recoveries from insurance claims and the timing thereof, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs) and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                               TREMONT CORPORATION

                                      INDEX

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets - June 30, 2001 and
                      December 31, 2000                                                                      2-3

                    Consolidated Statements of Income - Three months and six
                      months ended June 30, 2001 and 2000                                                     4

                    Consolidated Statements of Comprehensive Income (Loss) - Three
                      months and six months ended June 30, 2001 and 2000                                      5

                    Consolidated Statements of Cash Flows - Six
                      months ended June 30, 2001 and 2000                                                     6

                    Consolidated Statement of Changes in Stockholders' Equity - Six
                      months ended June 30, 2001                                                              7

                    Notes to Consolidated Financial Statements                                              8-13

         Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                             14-34

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                               35

PART II.     OTHER INFORMATION

         Item 1. Legal Proceedings                                                                          36-37

         Item 6. Exhibits and Reports on Form 8-K                                                            38

                               TREMONT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


ASSETS                                                JUNE 30,
                                                        2001          December 31,
                                                    (unaudited)           2000
                                                    -----------       ------------
Current assets:
   Cash and cash equivalents                          $  1,594          $    793
   Accounts and notes receivable                         2,996             2,744
   Receivables from related parties                      1,916             1,906
   Prepaid expenses and other                              427             2,434
                                                      --------          --------

     Total current assets                                6,933             7,877
                                                      --------          --------


Other assets:
   Investment in TIMET                                  82,095            72,179
   Investment in NL Industries                         123,959           122,717
   Investment in joint ventures                         12,357            13,134
   Receivables from related parties                        796               836
   Other                                                13,702            12,299
                                                      --------          --------

     Total other assets                                232,909           221,165
                                                      --------          --------

Net property and equipment                               1,152               536
                                                      --------          --------

                                                      $240,994          $229,578
                                                      ========          ========


          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                                 (In thousands)


LIABILITIES, MINORITY INTEREST AND                            JUNE 30,
STOCKHOLDERS' EQUITY                                            2001          December 31,
                                                             (unaudited)          2000
                                                             -----------      ------------
Current liabilities:
   Loan payable to related party                              $      --         $  13,403
   Current maturities of note payable to related party            1,000                --
   Accrued liabilities                                            2,380             5,099
   Other payables to related parties                              1,001               252
                                                              ---------         ---------

     Total current liabilities                                    4,381            18,754
                                                              ---------         ---------

Noncurrent liabilities:
   Note payable to related party                                 12,150                --
   Insurance claims and claim expenses                           15,314            13,486
   Accrued postretirement benefit cost                           20,630            20,899
   Accrued environmental cost                                     5,495             5,311
   Deferred compensation                                          2,761                --
   Deferred income taxes                                         11,685            12,605
                                                              ---------         ---------

     Total noncurrent liabilities                                68,035            52,301
                                                              ---------         ---------

Stockholders' equity:
   Preferred stock                                                   --                --
   Common stock                                                   7,817             7,817
   Additional paid-in capital                                   290,761           290,568
   Accumulated deficit                                          (38,423)          (53,488)
   Accumulated other comprehensive loss                         (26,827)          (21,624)
   Treasury stock, at cost (1,392 shares)                       (64,750)          (64,750)
                                                              ---------         ---------
     Total stockholders' equity                                 168,578           158,523
                                                              ---------         ---------

                                                              $ 240,994         $ 229,578
                                                              =========         =========

Commitments and contingencies (Note 7)


          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                      (In thousands, except per share data)

                                                  Three months ended                 Six months ended
                                                        June 30,                          June 30,
                                               -------------------------         -------------------------
                                                 2001             2000             2001             2000
                                               --------         --------         --------         --------
Equity in earnings (losses) of:
   TIMET                                       $ 12,877         $ (2,177)        $ 13,002         $ (6,169)
   NL Industries                                  4,099           11,943           10,244           15,844
   Other joint ventures                            (136)              (7)             522              269
                                               --------         --------         --------         --------
                                                 16,840            9,759           23,768            9,944

Corporate expenses, net                           4,637              679            5,253            1,212
Interest expense                                    347              304              667              589
                                               --------         --------         --------         --------

     Income before income taxes
       and minority interest                     11,856            8,776           17,848            8,143

Income tax expense                                  421            3,702            1,884            4,536
Minority interest                                    --                7               --               85
                                               --------         --------         --------         --------

     Income before extraordinary item            11,435            5,067           15,964            3,522

Equity in extraordinary loss of TIMET-
   early extinguishment of debt                      --               --               --             (342)
                                               --------         --------         --------         --------

     Net income                                $ 11,435         $  5,067         $ 15,964         $  3,180
                                               ========         ========         ========         ========

Earnings (loss) per share:
   Basic:
     Before extraordinary item                 $   1.84         $    .81         $   2.57         $    .56
     Extraordinary item                              --               --               --             (.06)
                                               --------         --------         --------         --------
                                               $   1.84         $    .81         $   2.57         $    .50
                                               ========         ========         ========         ========
   Diluted:
     Before extraordinary item                 $   1.74         $    .80         $   2.54         $    .55
     Extraordinary item                              --               --                              (.05)
                                               --------         --------         --------         --------
                                               $   1.74         $    .80         $   2.54         $    .50
                                               ========         ========         ========         ========

   Weighted average shares outstanding:
     Common shares                                6,214            6,285            6,214            6,328
     Diluted shares                               6,278            6,340            6,281            6,381


          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

                                 (In thousands)

                                                                     Three months ended                  Six months ended
                                                                           June 30,                          June 30,
                                                                   -------------------------         -------------------------
                                                                     2001             2000             2001             2000
                                                                   --------         --------         --------         --------
Net income                                                         $ 11,435         $  5,067         $ 15,964         $  3,180

Other comprehensive income (loss), net of applicable taxes:
     Currency translation adjustments                                (1,685)          (2,597)          (5,382)          (5,759)
     Unrealized gains (losses) on marketable
       securities                                                       443             (122)             292               10
     Pension liabilities adjustment                                      --               --             (113)              --
                                                                   --------         --------         --------         --------

     Total other comprehensive loss, net                             (1,242)          (2,719)          (5,203)          (5,749)
                                                                   --------         --------         --------         --------

       Comprehensive income (loss)                                 $ 10,193         $  2,348         $ 10,761         $ (2,569)
                                                                   ========         ========         ========         ========






          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                 (In thousands)

                                                                                Six months ended June 30,
                                                                                -------------------------
                                                                                  2001             2000
                                                                                --------         --------
Cash flows from operating activities:
   Net income                                                                   $ 15,964         $  3,180
   Equity in (earnings) losses of affiliates:
     Before extraordinary item                                                   (23,768)          (9,944)
     Extraordinary item                                                               --              342
     Distributions                                                                 5,386            3,146
   Deferred income taxes                                                           1,882            4,534
   Minority interest                                                                  --               85
   Other, net                                                                        162              (73)
   Change in assets and liabilities:
     Accounts with related parties                                                   779             (123)
     Prepaid expenses                                                              2,007            1,724
     Accounts payable and accrued liabilities                                     (2,719)          (2,132)
     Deferred compensation                                                         2,761               --
     Other, net                                                                      143              (34)
                                                                                --------         --------

       Net cash provided by operating activities                                   2,597              705
                                                                                --------         --------

Cash flows from investing activities:
   Capital expenditures                                                             (644)              --
   Sale of securities                                                                 --              100
                                                                                --------         --------

       Net cash (used) provided by investing activities                             (644)             100
                                                                                --------         --------

Cash flows from financing activities:
   Indebtedness with related parties:
     Borrowings                                                                   13,400            2,329
     Repayments                                                                  (13,653)            (800)
   Dividends paid                                                                   (899)            (894)
   Issuance of common stock                                                           --               49
                                                                                --------         --------

       Net cash (used) provided by financing activities                           (1,152)             684
                                                                                --------         --------

Net increase in cash and cash equivalents                                            801            1,489
Balance at beginning of period                                                       793            3,002
                                                                                --------         --------

Balance at end of period                                                        $  1,594         $  4,491
                                                                                ========         ========

Supplemental disclosures - cash paid for:
     Interest                                                                   $    659         $    589
     Income taxes                                                                      2                4

          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                         Six months ended June 30, 2001

                                 (In thousands)




                                                                                Accumulated other
                                                                           comprehensive income (loss)
                                                Additional             -----------------------------------                Total
                            Common     Common     paid-in  Accumulated  Currency    Marketable   Pension    Treasury   stockholders'
                            shares      stock     capital    deficit   translation  securities liabilities    stock       equity
                           ---------  --------- ---------- ----------- -----------  ---------- -----------  ---------  -------------
Balance at December 31,
   2000                        7,817  $   7,817  $ 290,568  $ (53,488)  $ (21,185)  $     659   $  (1,098)  $ (64,750)  $ 158,523

Net income                        --         --         --     15,964          --          --          --          --      15,964
Other comprehensive
   Income (loss)                  --         --         --         --      (5,382)        292        (113)         --      (5,203)
Dividends ($.14 per
   share)                         --         --         --       (899)         --          --          --          --        (899)
Other                             --         --        193         --          --          --          --          --         193
                           ---------  ---------  ---------  ---------   ---------   ---------   ---------   ---------   ---------

Balance at June 30, 2001       7,817  $   7,817  $ 290,761  $ (38,423)  $ (26,567)  $     951   $  (1,211)  $ (64,750)  $ 168,578
                           =========  =========  =========  =========   =========   =========   =========   =========   =========







          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 1 - Organization and basis of presentation:

         Tremont Corporation ("Tremont") is principally a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 20%-owned NL Industries, Inc. ("NL") and other joint ventures of wholly-owned TRECO L.L.C. ("TRECO"). At June 30, 2001, Valhi, Inc. ("Valhi") and Tremont, each affiliates of Contran Corporation ("Contran"), held approximately 60% and 20%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At June 30, 2001, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and subsidiaries of Valhi held approximately 80% of Tremont's outstanding common stock. At June 30, 2001, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain assets of certain employee benefit plans adopted by Valhi and related entities, owned an additional 2% of TIMET's outstanding common stock. Substantially all of Contran's outstanding common voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons is the sole trustee of the CMRT and is a member of the trust investment committee of the CMRT. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET.

         The consolidated balance sheet of Tremont and subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2001 and the consolidated statements of income, cash flows, comprehensive income (loss) and changes in stockholders' equity for the interim periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

         The Company, NL and TIMET adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative. As permitted by the transition requirements of SFAS No. 133, as amended, the Company, TIMET and NL have exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. The Company, TIMET and NL were not parties to any significant derivative or hedging instrument covered by SFAS No. 133 at June 30, 2001 and the adoption of SFAS No. 133 had no material effect on the consolidated financial position, liquidity or results of operations of the Company, TIMET or NL.

Note 2 - Unconsolidated affiliates and joint ventures:

         Summarized information relating to the results of operations, financial position and cash flows of TIMET and NL is included in Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), which information is incorporated herein by reference.

         TIMET. At June 30, 2001, Tremont held 12.3 million shares, or approximately 39%, of TIMET's outstanding common stock. At June 30, 2001, the net carrying amount of the Company's interest in TIMET was approximately $6.70 per share, while the market price of TIMET common stock at that date was $10.00 per share.

         NL Industries. At June 30, 2001, Tremont held 10.2 million shares, or approximately 20%, of NL's outstanding common stock. At June 30, 2001, the net carrying amount of the Company's interest in NL was approximately $12.13 per share while the market price of NL common stock at that date was $13.85 per share.

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

Note 3 - Accrued liabilities:

                                              JUNE 30,     December 31,
                                                2001          2000
                                              --------     ------------
                                                 (In thousands)
Postretirement benefits                        $1,432        $1,432
Environmental cost                                344           725
Reserve for unearned insurance premiums            --         2,375
Other                                             604           567
                                               ------        ------

                                               $2,380        $5,099
                                               ======        ======

Note 4 - Income taxes:

         The difference between the Company's income tax expense attributable to pretax income and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                     Six months ended June 30,
                                                     ------------------------
                                                       2001            2000
                                                      -------         -------
                                                           (In thousands)

Expected income tax expense, at 35%                   $ 6,247         $ 2,850
Adjustment of deferred tax valuation allowance         (3,392)          2,336
Incremental tax and rate differences on equity
   in income of companies not included in
   the consolidated tax group                            (998)           (660)
State income taxes and other, net                          27              10
                                                      -------         -------

     Provision for income taxes                       $ 1,884         $ 4,536
                                                      =======         =======


         For the six months ended June 30, 2001, the Company's effective income tax rate differs from the statutory tax rate in part because a portion of the Company's equity in earnings of NL are tax-free to the extent the Company receives dividends from NL. The Company's effective income tax rate also varies due to a reversal of a deferred tax asset which resulted in a corresponding reduction in the related deferred tax asset valuation allowance associated with the Company's investment in TIMET. For the six months ended June 30, 2000, the Company's effective tax rate varied from the statutory rate because the Company did not recognize a deferred tax asset with respect to its equity in losses of TIMET, which asset the Company believed did not meet the "more-likely-than-not" recognition criteria, and the Company provided taxes on its equity in earnings of NL at a preferential rate to the extent the Company received dividends from NL.

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

         Effective January 1, 2001, the Company and NL are included in the consolidated United States federal income tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company compute its provision for U.S. income taxes on a separate company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement, the Company will make payments to or receive payments from Valhi in amounts it would have paid to or received from the IRS had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement.

Note 5 - Related party transactions:

         Receivables from related parties principally include amounts due from NL and a former affiliate under insurance loss sharing arrangements and amounts due from TIMET for exercises of Tremont stock options. Current payables to related parties include amounts due to TIMET under intercorporate services arrangements and amounts payable to BMI.

         The Company is a party to a revolving loan agreement with a subsidiary of NL, which agreement expires March 31, 2003. At June 30, 2001, the maximum amount available under the loan agreement was $13.2 million, which available amount decreases by $250,000 each quarter. As a result, $1 million of the loan was classified as a current liability at June 30, 2001. The new loan bears interest at 2% above the prime rate, determined at the beginning of the quarter. In addition, the Company is required to pay a commitment fee of .5% per annum of the average unused line. The new revolving loan is collateralized by the 10.2 million shares of NL common stock owned by the Company. At June 30, 2001, the interest rate on outstanding advances was 10%, and a total of $13.2 million in principal was outstanding.

Note 6 - Earnings per share:

         Net income (loss) per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of the dilutive securities of equity investees relates to the TIMET Convertible Preferred Securities and TIMET and NL stock options. The effect of the assumed conversion of TIMET's Convertible Preferred Securities was antidilutive in the 2000 periods and for the six month period ended June 30, 2001 and was omitted from the numerator of the calculation. Tremont stock options omitted from the denominator because they were antidilutive were not material.

                                               Three months ended                Six months ended
                                                    June 30,                         June 30,
                                            -------------------------        ------------------------
                                              2001             2000            2001            2000
                                            --------         --------        --------        --------
                                                  (in thousands)                  (in thousands)
Numerator:
   Net income                               $ 11,435         $  5,067        $ 15,964        $  3,180
   Effect of dilutive securities
     of equity investees                        (478)              --              27              --
                                            --------         --------        --------        --------

   Dilutive net income                      $ 10,957         $  5,067        $ 15,991        $  3,180
                                            ========         ========        ========        ========

Denominator:
   Average common shares outstanding           6,214            6,285           6,214           6,328
   Average dilutive stock options                 64               55              67              53
                                            --------         --------        --------        --------

   Dilutive shares                             6,278            6,340           6,281           6,381
                                            ========         ========        ========        ========

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

Note 8 - Stock-based compensation:

         The Company accounts for its stock options issued under its 1988 Long-term Performance Incentive Plan and its 1992 Non-Employee Director Stock Option Plan using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." During the second quarter of 2001, individuals holding 27,825 outstanding and vested stock options agreed to the cancellation of such options in return for cash payments aggregating $.7 million, and such payments were recognized as compensation expense. The Company believes that it is now probable that its remaining 87,525 outstanding stock options, substantially all of which are fully vested, will be similarly settled in the future, and therefore, the Company recognized $2.0 million of compensation expense in the second quarter of 2001 with respect to these remaining options. The Company measures compensation expense as the amount by which the quoted market price of the Company's common stock exceeds the option price, and subsequent increases or decreases in the market price of the Company's common stock will result in an adjustment to the previously accrued compensation expense.


Note 9 - Accounting principle not yet adopted:

         The Company, TIMET and NL will adopt SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill will not be amortized on a periodic basis, but instead will be subject to an impairment test to be performed at least annually. The Company, TIMET and NL are currently studying this new standard; however, the effect of adopting SFAS No. 142 has not yet been determined. The Company anticipates that the adoption of this standard will increase its reported net income commencing on January 1, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.  Results of Operations

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

         The Company reported second quarter net income of $11.4 million, or $1.74 per diluted share, compared to net income of $5.1 million, or $.80 per diluted share, for the same quarter in 2000. The Company's net income for the six months ended June 30, 2001 and 2000 was $16.0 million and $3.2 million, respectively, or $2.54 and $.50 per diluted share, respectively.

         The Company's equity in earnings of 39%-owned TIMET was $12.9 million in the second quarter of 2001 compared to a loss of $2.2 million in the second quarter of 2000. TIMET reported net income in the second quarter 2001 of $29.6 million on sales of $120.0 million compared to a net loss of $9.5 million on sales of $108.8 million for the year-ago period.

         The Company's equity in earnings of 20%-owned NL Industries was $4.1 million in the second quarter of 2001 compared to $11.9 million in the second quarter of 2000. NL reported net income of $25.4 million in the second quarter of 2001 compared to $63.4 million for the year-ago period.

         The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnership.

         Corporate expenses increased in the quarter and six months ended June 30, 2001 compared to year-ago periods due to the Company's recognition of $2.7 million in compensation expense in the second quarter of 2001 related to its stock options as further described in Note 8 to the Consolidated Financial Statements. Also in the second quarter of 2001, the Company accrued a $1 million bonus approved by the Company's Board of Directors and payable to the Company's Chairman, President and Chief Executive Officer over a five-year period beginning in June 2002.

         As discussed above, the Company's major assets are its interests in NL
(TiO2) and TIMET (titanium metals). Tremont periodically evaluates the net carrying value of its long-term assets, principally its interests in TIMET and NL, to determine if there has been any decline in value that is other than temporary and would, therefore, require a writedown which would be accounted for as a realized loss. The Company's per share net carrying value of its interest in TIMET at June 30, 2001 was $6.70 per share, compared to a per share market price of $10.00 at that date. The Company's per share net carrying amount of its interest in NL at June 30, 2001 was $12.13 per share, compared to a per share market price of $13.85 at that date. The Company believes stock market prices are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. The Company will continue to monitor and evaluate its interests in NL and TIMET based upon, among other things, their respective results of operations, financial condition, liquidity and business outlook. In the event Tremont determines that a decline in value of its interests below their net carrying values has occurred which is other than temporary, it would report an appropriate writedown at that time.

         Effective January 1, 2001, the Company and NL are included in the consolidated United States federal income tax return of Contran. For the six months ended June 30, 2001, the Company's effective income tax rate differs from the statutory tax rate in part because a portion of the Company's equity in earnings of NL are tax-free to the extent the Company receives dividends from NL. The Company's effective income tax rate also varies due to a reversal of a deferred tax asset which resulted in a corresponding reduction in the related deferred tax asset valuation allowance associated with the Company's investment in TIMET.

         The Company's 1998 federal income tax return has been examined by the IRS, and the IRS has proposed additional tax deficiencies of $8.3 million. The Company has appealed the proposed deficiencies and believes they are substantially without merit. No assurances can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes which may ultimately result from such examination and believes that the ultimate disposition of such examination should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

TIMET

         The Company's 39% interest in TIMET is reported by the equity method. Tremont's equity in earnings of TIMET differs from the amount that would be expected by applying Tremont's ownership percentage to TIMET's separately-reported earnings. This difference arises from amortization of basis differences related to purchase accounting adjustments made by Tremont in conjunction with the acquisition of its interest in TIMET and from amortization of the basis difference related to the writedown of the Company's investment in TIMET in 1999 for an other than temporary decline in the market value of its investment. Amortization of such basis differences increases earnings, and reduces losses, attributable to TIMET as reported by Tremont.

                                                    Three months ended             Six months ended
                                                         June 30,                      June 30,
                                                 -----------------------       -----------------------
                                                   2001           2000           2001           2000
                                                 --------       --------       --------       --------
                                                      (in thousands)                (in thousands)
Net sales                                        $  120.0       $  108.8       $  244.0       $  213.6
                                                 ========       ========       ========       ========

Gross margin                                         (3.5)           1.2            3.8           (2.1)
Selling, general, administrative
   and development                                   21.2           11.2           31.9           22.6
Equity in (earnings) losses of
   joint ventures                                    (0.2)           0.7           (1.1)           0.7
Restructuring charge (credit)                        --             (0.9)          (0.2)           2.8
Other expense (income)                              (73.1)          (0.3)         (73.6)          (0.3)
                                                 --------       --------       --------       --------

Operating income (loss)                              48.6           (9.5)          46.8          (27.9)

General corporate income:
   Dividends and interest income                      2.1            1.4            3.6            3.1
   Gain on sale of castings joint venture            --             --             --              1.2
   Currency transactions and other, net               0.3           (0.3)           0.4           (0.6)
Interest expense                                      1.1            2.0            2.6            4.3
                                                 --------       --------       --------       --------
                                                     49.9          (10.4)          48.2          (28.5)
Income tax expense (benefit)                         17.5           (3.7)          17.0          (10.0)
Minority interest                                     2.8            2.8            5.3            5.3
                                                 --------       --------       --------       --------

Income (loss) before extraordinary item              29.6           (9.5)          25.9          (23.8)
Extraordinary item - early
   extinguishment of debt, net of tax                --             --             --             (0.9)
                                                 --------       --------       --------       --------

Net income (loss)                                $   29.6       $   (9.5)      $   25.9       $  (24.7)
                                                 ========       ========       ========       ========

Tremont's equity in TIMET's earnings
   (losses) including amortization of
   basis differences                             $   12.9       $   (2.2)      $   13.0       $   (6.2)
                                                 ========       ========       ========       ========

Percent change in:
   Mill product sales volume                           +5                           +11
   Mill product selling prices(1)                      -3                            -4
   Melted product sales volume                        +15                           +38
   Melted product selling prices(1)                    +4                            +1

(1) Change expressed in U. S. dollars and mix adjusted

         Boeing Special Items. In April 2001, TIMET reached a settlement of the litigation between TIMET and Boeing related to the parties' 1997 long term purchase and supply agreement ("LTA"). Pursuant to the settlement, TIMET received a cash payment of $82 million. In the second quarter of 2001, TIMET reported approximately $73 million (cash settlement less legal fees) as other operating income, with partially offsetting operating expenses of approximately $10.3 million for profit sharing and other costs reported as a component of selling, general, administrative and development expense (collectively, the "Boeing Special Items"), resulting in a net pre-tax income effect of $62.7 million in the second quarter of 2001.

         In connection with the settlement, TIMET and Boeing also entered into an amended LTA that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under the amended LTA, Boeing will advance TIMET $28.5 million annually for 2002 through 2007. The annual advance will occur in December 2001 for 2002, with subsequent advances occurring early each calendar year beginning in 2003. The LTA is structured as a take-or-pay agreement such that Boeing will forfeit a proportionate part of the $28.5 million annual advance in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement TIMET will establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing will pay TIMET as such stock is produced.

         Other Special Items. During the second quarter of 2001, TIMET determined that an impairment of the carrying amount of certain long-lived assets located at its Millbury, Massachusetts facility had occurred. This determination was made after TIMET recently completed studies of the potential uses of such assets in the foreseeable future as well as the economic viability of those alternatives. Accordingly, TIMET recorded a $10.8 million pretax impairment charge to cost of sales in the second quarter of 2001, representing the difference between the assets' previous carrying amount and their estimated fair value.

         In March 2001, TIMET was notified by one of its customers that a product manufactured from standard grade titanium that TIMET produced contained what has been confirmed to be a tungsten inclusion. TIMET believes that the source of this tungsten was contaminated silicon purchased from an outside vendor in 1998. The silicon was used as an alloying addition to the titanium at the melting stage. TIMET is currently investigating the possible scope of this problem, including an evaluation of the identities of customers who received material manufactured using this silicon and the applications to which such material has been placed by such customers. At the present time, TIMET is aware of only four standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the possible remedial steps that may be required and the ultimate liability TIMET may incur with respect to this matter. During the second quarter of 2001, TIMET completed an assessment of the possible loss TIMET might incur. As a result, TIMET increased its loss accrual by $2.8 million in the second quarter of 2001 to an aggregate charge through June 30, 2001 of $3.8 million. This amount represents TIMET's current best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which it is not possible for TIMET to estimate at this time, and may be periodically revised in the future as more facts become known.

         Sales, margins and operating income. Sales of $120.0 million in the second quarter of 2001 were 10% higher than the year-ago period due principally to the net effects of a 5% increase in mill product volume, a 3% decrease in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices decreased 1%. Melted product (ingot and slab) sales volume increased 15% while selling prices increased 4% from year ago levels.

         Gross margin (net sales less cost of sales) was negative 2.9% of sales for the second quarter of 2001 compared to 1.1% in the year-ago period, reflecting the net effect of changes in selling prices and product mix, higher operating rates and the effect of special items. Gross margin for the second quarter of 2001 was adversely impacted by $10.8 million of equipment impairment charges and $2.8 million of estimated costs related to the tungsten inclusion matter. Gross margin for the second quarter of 2000 was adversely impacted by a $3.4 million equipment impairment charge and a $3.3 million charge for anticipated environmental remediation costs. Gross margin excluding special items was 8.4% of sales for the second quarter of 2001 compared to 7.3% in the year-ago period, principally reflecting the net effect of changes in selling prices and product mix as well as higher operating rates.

         Selling, general, administrative and development expenses during the second quarter of 2001 (excluding $10.3 million of Boeing Special Items) decreased by approximately 3% from year-ago levels, principally as a result of reduced travel and other personnel costs.

         Equity in earnings of joint ventures during the second quarter of 2001 was $.9 million higher than the year-ago period principally due to an increase in earnings of Valtimet, TIMET's minority-owned welded tube joint venture.

         Sales of $244.0 million for the six months ended June 30, 2001 were 14% higher than the year-ago period due principally to the net effects of an 11% increase in mill product volume, a 4% decrease in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product prices decreased 1%. Melted product sales volume increased 38% from year-ago levels while selling prices increased 1%.

         Gross margin was 1.6% of sales for the six months ended June 30, 2001 compared to a negative 1.0% in the year-ago period, principally reflecting the net effect of changes in selling prices and product mix, higher operating rates and the effect of special items. Gross margin for the six months ended June 30, 2001 was adversely impacted by $10.8 million of equipment impairment charges and $3.8 million of estimated costs related to the tungsten inclusion matter. Gross margin for the six months ended June 30, 2000 was adversely impacted by a $3.4 million equipment impairment charge and a $3.3 million charge for anticipated environmental remediation costs. Gross margin excluding special items was 7.5% of sales for the six months ended June 30, 2001 compared to 2.2% in the year-ago period, principally reflecting the net effect of changes in selling prices and product mix as well as higher operating rates.

         Selling, general, administrative and development expenses for the six months ended June 30, 2001 (excluding $10.3 million of Boeing Special Items) decreased by approximately 4% from year-ago levels, principally as a result of reduced travel and other personnel costs.

         Equity in earnings of joint ventures during the six months ended June 30, 2001 was $1.8 million higher than the year ago period principally due to an increase in earnings of Valtimet.

         General corporate income. General corporate income for all periods includes interest income and dividend income on $80 million of nonvoting preferred securities of Special Metals Corporation, which accrues at an annual rate of 6.625%. General corporate income in the second quarter of 2000 also includes a $1.2 million gain on the previously reported sale of TIMET's interest in its castings joint venture.

         Interest expense. Interest expense during the three and six months ended June 30, 2001 was lower than in the comparable periods in 2000, primarily due to the paydown of TIMET's revolving U.S. debt during the second quarter of 2001.

         Income taxes. TIMET's consolidated effective income tax rate approximated the U.S. statutory rate in all periods. TIMET operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pretax income (loss) can impact TIMET's effective tax rate.

         Minority interest. Dividend expense related to TIMET's 6.625% Convertible Preferred Securities approximates $3.3 million per quarter and is reported as minority interest, net of allocable income taxes. In the second quarter of 2001, TIMET recorded an additional $.5 million of pretax dividend expense related to dividends in arrears.

         Supplemental information. Approximately 44% of TIMET's sales originated in Europe for the six months ended June 30, 2001, of which approximately 58% were denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in functional currencies. TIMET's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

         TIMET does not use currency contracts to hedge its currency exposures. At June 30, 2001, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $20 million and $12 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

         Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See Notes 7 and 9 to the Consolidated Financial Statements regarding commitments, contingencies, legal, environmental, and other matters, which information is incorporated herein by reference and may affect TIMET's future results of operations and liquidity.

         Sales revenues in 2001 are expected to range from $510 million to $520 million, reflecting the net effects of increased sales volume, price increases in certain products and changes in mix. TIMET currently expects mill product sales volume to increase 10% to 15% and melted product sales volume to increase 20% to 30% in 2001 over prior year levels. Selling prices (expressed in billing currencies during the respective periods) on aerospace product shipments, while difficult to forecast, are expected to rise during 2001. Recently announced selling price increases are expected to principally affect the second half of 2001 and 2002 due to associated product lead times. Average selling prices per kilogram, as reported by TIMET, reflect the net effects of changes in selling prices, currency exchange rates, and customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor.

         TIMET's firm order backlog at the end of June 2001 was approximately $300 million. Comparable backlogs approximated $290 million at March 31, 2001 and $245 million at December 31, 2000.

         Gross margins as a percent of sales are presently expected to increase over the year; however, energy, raw material and other cost increases could substantially offset expected realized selling price increases in 2001. TIMET has experienced increases in energy cost as a result of volatile natural gas and electricity prices in the U.S. Although energy prices in the U.S. have recently declined, TIMET expects them to remain volatile in the near term. TIMET is also experiencing increases in the cost for purchased titanium scrap and expects costs for purchased titanium sponge to increase in the future. TIMET currently believes its gross margin excluding special items for 2001 will approximate 8% of sales. Selling, general, administrative, and development expenses should approximate $44 million, excluding Boeing Special Items discussed previously. Interest expense is expected to approximate $4.5 million while interest income should be slightly less than $1 million. Minority interest expense on TIMET's Convertible Preferred Securities is expected to approximate 2000 levels for the remainder of the year. Excluding the Boeing Special Items, TIMET expects to be near break-even on operating income and report a net loss in 2001, but at a substantially lower level than 2000.

         For the third quarter of 2001, sales revenue is expected to approximate $130 million. Mill product sales volume is likely to increase 5% compared to second quarter levels while melted product sales volume may increase up to 15%. Most of the melted product that TIMET produces is consumed internally in the manufacture of mill products. Accordingly, melted product sales volume can vary significantly from period to period and is influenced by customer order mix and capacity availability. Gross margin in the third quarter is expected to approximate 8.5% of sales. Selling, general, administrative, and development expenses in the third quarter of 2001 should increase slightly over second quarter levels, excluding Boeing Special Items. Interest expense in the third quarter of 2001 is expected to approximate $1 million. Minority interest expense on TIMET's Convertible Preferred Securities is expected to approximate third quarter 2000 levels.

         TIMET's cost of sales is affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Restructuring, asset impairments and other special charges have occurred in the past and may occur in the future causing operating results to vary from expectations.

         With regard to the tungsten inclusion matter, until the investigation is completed, TIMET is unable to determine the possible remedial steps that may be required and whether it might incur any additional material liability with respect to this matter. TIMET currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. However, TIMET has filed suit seeking full recovery from the silicon supplier for any liability it might incur in this matter, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts.

         TIMET's effective consolidated tax rate in 2001 should approximate the U.S. statutory rate. However, TIMET operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (loss) can impact its overall effective tax rate. For financial reporting purposes, TIMET has recognized the tax benefit of its net operating loss carryforwards ("NOLs"), and expects that tax provisions and benefits to be recognized during 2001 will principally be deferred income tax items with cash income tax payments expected in certain foreign jurisdictions. For U.S. federal income tax purposes, TIMET had NOLs of approximately $89 million as of December 31, 2000 of which approximately $49 million were utilized through June 30, 2001. Accordingly, TIMET does not expect the Boeing settlement to result in any material cash income tax payments. As of June 30, 2001, TIMET's NOLs for U.S. federal income tax purposes approximated $40 million. At that date, TIMET also had the equivalent of an $8.4 million NOL in the United Kingdom and a $1.8 million NOL in Germany, both of which have indefinite carryforward periods. TIMET periodically reviews the recoverability of its deferred tax assets to determine whether future realization is more likely than not. Based on such periodic reviews, TIMET could record an additional valuation allowance related to its deferred tax assets in the future.

         TIMET expects to generate positive cash flow from operations in 2001 in the range of $80 million to $90 million principally due to the Boeing settlement and the related $28.5 million advance that TIMET expects to receive in December 2001. Depreciation and amortization expense should approximate $41 million in 2001. Receivables and inventory levels are expected to increase in 2001 to support the anticipated increase in sales. Dividends on TIMET's common stock are prohibited under its U.S. credit agreement. Capital spending for 2001 is currently expected to range from $15 million to $20 million, covering principally capacity enhancements, capital maintenance, and safety and environmental projects. At June 30, 2001, TIMET had approximately $148.5 million of borrowing availability under its various worldwide credit agreements. TIMET believes its cash, cash flow from operations and borrowing availability will satisfy its expected working capital, capital expenditures and other requirements in 2001.

NL Industries

         The Company's 20% interest in NL is reported by the equity method. Tremont's equity in earnings of NL differs from the amount that would be expected by applying Tremont's ownership percentage to NL's separately-reported earnings. This difference arises from amortization of basis differences related to purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in NL and from amortization of basis differences related to the writedown in the Company's investment in NL recorded in 1993 for an other than temporary decline in the market value of its investment. Amortization of such basis differences generally reduces earnings, and increases losses, attributable to NL as reported by Tremont.

                                                Three months ended             Six months ended
                                                      June 30,                     June 30,
                                              -----------------------       -----------------------
                                                2001           2000           2001           2000
                                              --------       --------       --------       --------
                                                    (In millions)                (In millions)
Net sales                                     $  220.1       $  251.1       $  446.2       $  482.1
                                              ========       ========       ========       ========

Operating income                                  45.2           62.7           97.1          109.0
Insurance recoveries, net                          1.9           --              1.9           --
General corporate items:
   Securities earnings                             1.2            7.4            3.8            9.2
   Corporate income                                1.4           44.1           13.0           45.2
   Corporate expense                              (4.9)         (10.0)         (11.7)         (16.3)
   Interest expense                               (6.9)          (7.9)         (13.9)         (15.8)
                                              --------       --------       --------       --------
                                                  37.9           96.3           90.2          131.3
Income tax expense                                12.1           32.8           29.2           44.0
                                              --------       --------       --------       --------
                                                  25.8           63.5           61.0           87.3
Minority interest                                  0.4            0.1            1.0            0.2
                                              --------       --------       --------       --------

     Net income                               $   25.4       $   63.4       $   60.0       $   87.1
                                              ========       ========       ========       ========

Tremont's equity in NL's net earnings,
   including amortization of
   basis differences                          $    4.1       $   11.9       $   10.2       $   15.8
                                              ========       ========       ========       ========

Percent change in TiO2 operating
   statistics:
   Average selling price (in billing
     currencies)                                    +1                            +3
   Sales volume                                    -13                           -10
   Production volume                               -10                            -4

         Sales, margins and operating income. NL conducts its titanium dioxide pigments (TiO2) operations through its wholly owned subsidiary, Kronos, Inc. Kronos' operating income in the second quarter of 2001 decreased $17.5 million or 28% from the second quarter of 2000 due to lower sales and production volumes, partially offset by slightly higher average selling prices in billing currencies. Kronos' operating income in the first half of 2001 decreased $11.9 million or 11% from the first half of 2000 due to lower sales and production volumes, partially offset by higher average selling prices in billing currencies.

         Kronos' average selling price in billing currencies (which excludes the effects of foreign currency translation) during the second quarter of 2001 was slightly higher than the second quarter of 2000 and 2% lower than the first quarter of 2001. Compared to the first quarter of 2001, prices in billing currencies were lower in all major markets. The average selling price in billing currencies in June was 1% lower than the average selling price during the second quarter as prices continued to trend downward. Kronos' average selling price in billing currencies for the first half of 2001 was 3% higher than the first half of 2000 due to higher European prices, partially offset by lower North American and export prices. Based on the global economic slowdown, NL expects its average selling price in billing currencies will continue to trend downward into the fourth quarter, resulting in a lower average selling price for full-year 2001 compared to the full-year average selling price in 2000.

         Kronos' second-quarter 2001 sales volume decreased 13% from the record second quarter of 2000 and increased 1% from the first quarter of 2001. Sales volume in the second quarter of 2001 was lower in all major markets compared to the second quarter of 2000. Compared to the first quarter of 2001, sales volume increased by 13% in North America while the European and export markets decreased 4% and 10%, respectively. Sales volume in the first half of 2001 was 10% lower than the record first half of 2000. Kronos anticipates its sales volume for full-year 2001 will be lower than that of 2000. Finished goods inventory levels at the end of June decreased 7% from March 2001 levels and represent about two months of sales.

         Second-quarter 2001 production volume was 10% lower than the comparable 2000 period with operating rates at 87% in the second quarter of 2001 compared to near full capacity in the second quarter of 2000. Kronos' production volume in the first half of 2001 was 4% lower than the first half of 2000 with operating rates at 93% in the first half of 2001 compared to near full capacity in the first half of 2000. The lower production volume was primarily related to lost sulfate-process production at NL's Leverkusen facility. Production at NL's Leverkusen facility was adversely affected late in the first quarter by a fire on March 20, 2001. Production rates at NL's Leverkusen chloride-process plant returned to full capacity in April, and NL's Leverkusen sulfate-process plant is expected to be over 50% operational in August 2001 and fully operational in October 2001. Kronos anticipates its production volume for full-year 2001 will be lower than that of 2000.

         NL believes that the damage to property and the business interruption losses caused by the fire are covered by insurance, but the effect on the financial results of NL on a quarter-to-quarter basis or a year-to-year basis will depend on the timing and amount of insurance recoveries. During the second quarter of 2001, NL's insurance carriers approved a partial payment of $10.5 million ($9 million received as of June 30, 2001) for property damage costs and business interruption losses caused by the Leverkusen fire. Five million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5.5 million represented property damage recoveries against which NL recorded $3.6 million of expenses related to destroyed asset write-offs and related clean-up costs, resulting in a net gain of $1.9 million. Negotiations with the insurance carrier group continue, and NL expects to receive additional insurance recoveries for property damage and business interruption losses. NL did not recognize additional insurance proceeds in the second quarter of 2001 because the amounts are not presently determinable.

         Kronos expects its full-year 2001 operating income, excluding fire-related insurance recoveries for property damage, will be significantly lower than 2000 primarily because of lower average selling prices in billing currencies, lower sales and production volumes and higher energy costs.

         Compared to the year-earlier periods, cost of sales as a percentage of net sales increased in both the second quarter and first half of 2001 primarily due to lower production volume. Excluding the effects of foreign currency translation, which decreased NL's expenses in the second quarter and first half of 2001 compared to year-earlier periods, NL's selling, general and administrative expenses, excluding corporate expenses, in the second quarter and first half of 2001 were slightly lower compared to the year-earlier periods.

         A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro in the second quarter and first half of 2001 versus the year-earlier periods, decreased the dollar value of sales in the second quarter and first half of 2001 by a net $7 million and $18 million, respectively, when compared to the year-earlier periods. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' second-quarter 2001 average selling price in U.S. dollars was 2% lower than in the second quarter of 2000 and 4% lower than the first quarter of 2001. Kronos' average selling price in U.S. dollars for the first half of 2001 decreased 1% from the first half of 2000. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in the second quarter and first half of 2001 compared to the year-earlier periods. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins on these sales at NL's non-U.S. subsidiaries. The favorable margin on export sales tends to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in the second quarter and first half of 2001 was not significant when compared to the year-earlier periods.

         General corporate. Securities earnings in the second quarter and first half of 2001 declined from the comparable periods in 2000 primarily due to a $5.6 million second-quarter 2000 securities gain related to common stock received from the demutualization of an insurance company from which NL had purchased certain insurance policies.

         Corporate income in the first quarter of 2001 and the second quarter of 2000 includes litigation settlement gains with former insurance carrier groups of $10.6 million and $43 million, respectively. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

         Corporate expense in the second quarter and first half of 2001 was lower than the year-earlier periods, primarily due to lower environmental remediation accruals and lower legal fees.

         Interest expense in the second quarter and first half of 2001 decreased 13% and 12%, respectively, from the comparable periods in 2000 primarily due to lower average interest rates as a result of the December 2000 refinancing of $50 million of NL's high fixed-rate public debt with lower variable-rate bank debt and lower levels of outstanding debt. At the end of the second quarter of 2001, NL repaid $6.5 million of its euro-denominated short-term debt with excess cash flow from operations. NL expects its full-year 2001 interest expense will be lower than full-year 2000.

         Provision for income taxes. NL reduced its deferred income tax valuation allowance by $1.1 million in the first half of 2001 and $1.3 million in the first half of 2000 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

         Other. Minority interest primarily relates to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

B.  Financial Condition, Liquidity and Capital Resources

Tremont

         The Company had cash and cash equivalents of $1.6 million at June 30, 2001. Tremont's 12.3 million shares of TIMET common stock and 10.2 million shares of NL common stock had a quoted market value of approximately $122.8 million and $141.5 million, respectively, at June 30, 2001.

         The Company's equity in earnings of affiliates are primarily noncash. The Company received $1.3 million cash distributions from Landwell and BMI in the first half of 2001 and $.1 million in the first half of 2000. In the first half of 2001, NL paid the Company cash dividends of $.40 per NL share aggregating $4.1 million. In the first half of 2000, NL paid the Company cash dividends of $.30 per NL share, aggregating $3.1 million. TIMET's U.S. credit agreement prohibits the payment of dividends on its common stock. Any future dividends from NL and TIMET will be at the discretion of the respective company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements, cash availability and contractual requirements.

         The Company is a party to a revolving loan agreement with a subsidiary of NL, which agreement expires March 31, 2003. At June 30, 2001, the maximum amount available under the loan agreement was $13.2 million, which available amount decreases by $250,000 each quarter. The NL loan bears interest at 2% above the prime rate, determined at the beginning of the quarter. In addition, the Company is required to pay a commitment fee of .5% per annum of the average unused line. The NL revolving loan is collateralized by the 10.2 million shares of NL common stock owned by the Company. At June 30, 2001, the amount outstanding on the NL loan was $13.2 million and the interest rate on outstanding advances was 10%.

         The NL loan agreement and dividends from NL are currently Tremont's primary sources of liquidity. Unless the Company decides to purchase additional shares of NL, TIMET or Tremont securities, the Company does not currently believe it will need to borrow additional amounts on the revolving loan.

         Tremont's current quarterly dividend rate is $.07 per share. On July 24, 2001, the Company's Board of Directors declared a regular quarterly dividend of $.07 per common share, payable on September 28, 2001 to stockholders of record as of the close of business on September 14, 2001.

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

         As previously reported, based upon the technical provisions of the Investment Company Act of 1940 (the "1940 Act") and Tremont's ceasing to own a majority of TIMET's common stock following the acquisition of IMI Titanium by TIMET in February 1996, Tremont might arguably have been deemed to be an "investment company" under the 1940 Act, despite the fact that Tremont does not engage, nor has it engaged or intended to engage in the business of investing, reinvesting, owning, holding or trading of securities. Tremont sought an order from the Commission that, among other things, Tremont is primarily engaged, through TIMET and NL, in a non-investment company business. In June 2001, the Company received an order from the Commission confirming that Tremont is not subject to the 1940 Act.

TIMET - Summarized balance sheet and cash flow information.

                                                            JUNE 30,    December 31,
                                                              2001          2000
                                                            --------    ------------
                                                                (In millions)
Cash and equivalents                                        $   24.8      $    9.8
Other current assets                                           246.5         238.4
Goodwill and other intangible assets                            57.7          62.6
Other noncurrent assets                                        132.6         146.2
Property and equipment, net                                    274.6         302.1
                                                            --------      --------

                                                            $  736.2      $  759.1
                                                            ========      ========

Current liabilities                                         $   99.8      $  115.9
Long-term debt and capital lease obligations                    13.2          27.6
Accrued postretirement benefit cost                             17.4          18.2
Other noncurrent liabilities                                    19.9          30.9
Minority interest - Convertible Preferred Securities           201.2         201.2
Other minority interest                                          8.1           7.8
Stockholders' equity                                           376.6         357.5
                                                            --------      --------

                                                            $  736.2      $  759.1
                                                            ========      ========

                                                          Six months ended
                                                              June 30,
                                                        ---------------------
                                                         2001          2000
                                                        -------       -------
                                                            (In millions)
Net cash provided (used) by:
   Operating activities:
     Excluding changes in assets and liabilities        $  76.2       $  (4.3)
     Changes in assets and liabilities                    (21.0)         33.6
                                                        -------       -------
                                                           55.2          29.3
   Investing activities                                    (4.2)          2.2
   Financing activities                                   (36.1)        (46.2)
                                                        -------       -------

                                                        $  14.9       $ (14.7)
                                                        =======       =======

   Cash paid for:
     Interest, net of amounts capitalized               $   2.1       $   3.9
     Convertible Preferred Securities dividends            17.2           3.3
     Income taxes, net                                      1.9          --

         Operating activities. Cash used by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results. Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. Accounts receivable decreased in the second quarter of 2001 as a result of improved collection efforts. Inventories increased in the second quarter of 2001 principally as a result of higher plant operating rates needed to meet anticipated increases in shipments during the second half of 2001. Accrued profit sharing cost increased as a result of the Boeing settlement and accrued tungsten costs increased related to the tungsten inclusion matter in the second quarter of 2001. Changes in accounts payable and accrued liabilities also reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw materials purchases.

         Dividends for the period October 1998 through December 1999 on TIMET's $80 million of Special Metals Corporation ("SMC") convertible preferred securities have been deferred by SMC. In April 2000, SMC resumed current dividend payments of $1.3 million each quarter. Dividends in arrears due TIMET approximate $8.7 million as of June 30, 2001. There can be no assurance that TIMET will continue to receive additional dividends in the future.

         TIMET's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. In April 2000, TIMET exercised its right to defer future dividend payments on these securities for a period of 10 quarters, although interest continued to accrue at the coupon rate on the principal and unpaid dividends. During the second quarter of 2001, TIMET resumed payment of dividends on these securities and made the scheduled payment of $3.3 million due on June 1, 2001. TIMET also paid the previously deferred aggregate dividends of $13.9 million on that date.

         Investing activities. TIMET's capital expenditures were $4.2 million for the six months ended June 30, 2001 compared to $4.8 million for the same period in 2000, principally for capacity enhancements, capital maintenance, and safety and environmental projects. In the first quarter of 2000, TIMET sold its interest in the castings joint venture to Wyman-Gordon for $7 million and recorded a pretax gain of $1.2 million.

         Financing activities. At June 30, 2001, TIMET's net cash was approximately $17.4 million, consisting of $24.8 million of cash and $7.4 million of debt. TIMET also had approximately $148.5 million of borrowing availability under its various worldwide credit agreements. Net cash in the 2001 period was primarily attributed to receipt of the Boeing settlement. Net repayments in the 2000 period reflect reductions of outstanding borrowings principally in the U.S.

         Boeing Special Items. In April 2001, TIMET received a cash payment of $82.0 million in connection with the settlement of its litigation with Boeing. The proceeds were used partially to (i) repay $33.3 million of TIMET's outstanding revolving bank debt, (ii) pay the current and deferred dividends of $17.2 million on TIMET's Convertible Preferred Securities, and (iii) pay legal and other costs of $9.0 million associated with the Boeing settlement.

         See Part II, Item 1 - "Legal Proceedings - TIMET" for additional discussion of environmental and legal matters.

         Other. TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, TIMET in the past has sought and in the future may seek, to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

         In the normal course of business, TIMET investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

NL Industries - Summarized balance sheet and cash flow information.

                                     JUNE 30,      December 31,
                                       2001            2000
                                     --------      ------------
                                          (In millions)
Cash and cash equivalents            $  167.3        $  189.6
Other current assets                    378.7           364.2
Noncurrent securities                    52.7            47.2
Investments in joint ventures           144.8           150.0
Other noncurrent assets                  55.9            45.4
Property and equipment                  305.3           324.4
                                     --------        --------

                                     $1,104.7        $1,120.8
                                     ========        ========

Current liabilities                  $  274.9        $  297.9
Long-term debt                          196.1           195.4
Deferred income taxes                   149.4           145.7
Accrued OPEB cost                        29.7            29.4
Environmental liabilities                46.9            57.1
Other noncurrent liabilities             34.1            44.5
Minority interest                         7.2             6.3
Stockholders' equity                    366.4           344.5
                                     --------        --------

                                     $1,104.7        $1,120.8
                                     ========        ========


                                                      Six months ended
                                                          June 30,
                                                    --------------------
                                                     2001          2000
                                                    ------        ------
                                                       (In millions)
Net cash provided (used) by:
   Operating activities:
     Before changes in assets and liabilities       $ 71.8        $ 80.1
     Changes in assets and liabilities               (26.5)         (8.6)
                                                    ------        ------
                                                      45.3          71.5
   Investing activities                              (45.6)        (21.6)
   Financing activities                              (27.7)        (45.4)
                                                    ------        ------

                                                    $(28.0)       $  4.5
                                                    ======        ======
Cash paid for:
   Interest                                          $13.7         $15.7
   Income taxes, net                                  19.1          10.8

         Operating activities. The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities, in the first half of 2001 decreased from the comparable period in 2000 primarily due to lower operating income. The net cash used to fund changes in NL's inventories, receivables and payables (excluding the effect of currency translation) in the first half of 2001 was significantly higher than the first half of 2000 due to higher inventory balances and decreases in accounts payable and accrued liabilities in the first half of 2001.

         Investing activities. In February 2001, EMS loaned $13.4 million to Tremont under a reducing revolving loan agreement. The loan was approved by special committees of NL's and EMS's Boards of Directors. The loan bears interest at prime plus 2% (10% at June 30, 2001), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The maximum amount available for borrowing by Tremont reduces by $250,000 per quarter. The first reduction occurred on June 30, 2001, at which time Tremont repaid $250,000 of the loan.

         In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust #2 (the "Trust") under a new $25 million revolving credit agreement. The loan was approved by special committees of NL's and EMS's Boards of Directors. The loan bears interest at prime (7.5% at June 30, 2001), is due on demand with 60 days notice and is collateralized by 15,768 shares, or approximately 40%, of Contran's outstanding Class A voting common stock which is owned by the Trust.

         NL received $5.5 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $1 million of expenses related to repairs and clean-up costs.

         Financing activities. At the end of the second quarter of 2001, NL repaid Euro 7.6 million ($6.5 million when paid) of its euro-denominated short-term debt with excess cash flow from operations.

         In the second quarter of 2001, NL paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $10 million. Dividends paid during the first half of 2001 totaled $.40 per share or $20 million. On July 24, 2001, NL's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of September 14, 2001 to be paid on September 28, 2001.

         Pursuant to its share repurchase program, NL purchased 212,000 shares of its common stock at an aggregate cost of $2.7 million in the second quarter of 2001. An additional 192,000 shares at an aggregate cost of $2.8 million were purchased in July 2001, with 362,000 shares remaining for purchase under the repurchase program.

         Cash, cash equivalents, restricted cash equivalents and borrowing availability. At June 30, 2001, NL had cash and cash equivalents aggregating $89 million ($47 million held by non-U.S. subsidiaries) and an additional $95 million of restricted cash equivalents held by U.S. subsidiaries, of which $17 million was classified as a noncurrent asset. NL's subsidiaries had $12 million available for borrowing at June 30, 2001 under existing non-U.S. credit facilities.

         Income tax contingencies. Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including interest.

         NL received tax assessments from the Norwegian tax authorities proposing tax deficiencies, including related interest, of NOK 39.3 million pertaining to 1994 and 1996. NL was unsuccessful in appealing the tax assessments and in June 2001 paid NOK 39.3 million ($4.3 million when paid) to the Norwegian tax authorities. NL was adequately reserved for this contingency. NL has requested the release of the lien on its Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities.

         NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately Euro 12.9 million ($11.1 million at June 30, 2001). NL has filed protests to the assessments for the years 1991 to 1996 and expects to file a protest for 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

         Environmental matters and litigation. NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has adequate accruals ($109 million at June 30, 2001) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million. NL's estimates of such liabilities have not been discounted to present value. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

         Lead pigment litigation. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and
(b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. See Part II, Item 1 - "Legal Proceedings - NL."

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

                           PART II. OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS.

         Reference is made to Note 7 to the Consolidated Financial Statements which information is incorporated herein by reference and to the Company's 2000 Annual Report on Form 10-K for descriptions of certain legal proceedings.

TIMET

         In April 2001, TIMET reached a settlement of the previously reported litigation between TIMET and The Boeing Company ("Boeing") relating to the parties' 1997 long-term titanium purchase and supply agreement. Pursuant to the settlement, TIMET received a cash payment of $82.0 million and recorded $73.0 million (cash settlement less legal fees of $9.0 million) as other operating income and approximately $10.3 million for profit sharing and other costs as selling, general, administrative and development expense for the three and six month periods ended June 30, 2001. The parties also entered into an amended long-term agreement that, among other things, allows Boeing to purchase up to
7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under a separate agreement, TIMET will establish and hold titanium buffer stock for Boeing at TIMET's facilities. See Part I, Item 2.A. - "Financial Condition and Results of Operations - TIMET - Boeing Special Items" for additional information regarding the settlement with Boeing.

         In March 2001, TIMET was notified by one of its customers that a product manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET believes that the source of this tungsten was contaminated silicon purchased from an outside vendor in 1998. The silicon was used as an alloying addition to the titanium at the melting stage. TIMET is currently investigating the possible scope of this problem, including an evaluation of the applications to which such material has been placed by customers.

         At the present time, TIMET is aware of only four standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the possible remedial steps that may be required and the ultimate liability TIMET may incur with respect to this matter. During the second quarter of 2001, TIMET completed an assessment of the possible loss TIMET might incur. As a result, TIMET increased its loss accrual by $2.8 million in the second quarter of 2001 to an aggregate charge through June 30, 2001 of $3.8 million. This amount represents TIMET's current best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which it is not possible for TIMET to estimate at this time, and may be periodically revised in the future as more facts become known. TIMET currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. However, TIMET has filed suit seeking full recovery from the silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter as of June 30, 2001. See also Part I, Item 2.A. - "Financial Condition and Results of Operations - TIMET - Other Special Items" for additional information.

         TIMET is involved in various other environmental, contractual, product liability and other claims, disputes and litigation incidental to its business.

         TIMET currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on TIMET's financial condition,


NL Industries

         Reference is made to the NL 2000 Annual Report and NL's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 for descriptions of certain previously reported legal proceedings.

         City of St. Louis v. Lead Industries Association, et al. (No. 002-245). In June 2001 defendants moved to dismiss all claims. The court has not ruled.

         County of Santa Clara v. Atlantic Richfield Company, et al. (No CV788657). In June 2001 the court granted the previously described motions with respect to privately owned buildings and with respect to the nuisance claim, with leave to replead, and otherwise denied the motions.

         City of Milwaukee v. N.L. Industries, Inc. and Mautz Paint (No. 01CV003088). NL was served in May 2001 and answered the complaint in August 2001 denying all wrongdoing.

         Harris County, Texas v. Lead Industries Association, et al. (No. 2001-21413). NL was served in May 2001 and answered the complaint in June 2001 denying all wrongdoing.

         In June 2001 a complaint was filed in Jefferson County School District
v. Lead Industries Association, et al. (Circuit Court of Jefferson County, Mississippi, Case No. 2001-69). The complaint seeks joint and several liability for compensatory and punitive damages for the abatement of lead paint in Jefferson County Schools from NL, former manufacturers of lead pigment and paint and local retailers. The complaint asserts strict liability design defect and marketing defect, negligent product design and failure to warn, fraudulent misrepresentation, negligent misrepresentation, concert of action, public nuisance, restitution, and conspiracy. NL answered in July 2001 denying all allegations of wrongdoing and has removed the case to Federal court.

         It is possible that other governmental entities or other plaintiffs may file claims related to lead pigment and paint similar to those described above and in the NL 2000 Annual Report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:

                10.1          Intercorporate Services Agreement, effective as of January 1, 2001, by and between the
                              Registrant and Titanium Metals Corporation, incorporated by reference to Exhibit 10.1 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for
                              the quarter ended June 30, 2001.

                10.2          Intercorporate Services Agreement, effective as of January 1, 2001, by and between NL
                              Industries, Inc. and Titanium Metals Corporation, incorporated by reference to Exhibit
                              10.2 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for
                              the quarter ended June 30, 2001.

                10.3          Amended and Restated 1996 Non-Employee Director Compensation Plan, as amended and restated
                              effective June 8, 2001, incorporated by reference to Exhibit 10.3 of Titanium Metals
                              Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June
                              30, 2001.

                10.4          Agreement to Defer Bonus Payment dated July 27, 2001, by and between Registrant and J.
                              Landis Martin.

                10.5          Non-Negotiable Promissory Note dated July 27, 2001, by and between Registrant and J.
                              Landis Martin.

         (b) Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 2001 and for the months of July and August 2001.

                       Filing Date                                Items Reported
              ------------------------------                 --------------------------
                     April 30, 2001                -                  5 and 7
                      May 15, 2001                 -                  5 and 7
                      July 26, 2001                -                  5 and 7
                     August 7, 2001                -                  5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TREMONT CORPORATION
                                   ---------------------------------------------
                                                  (Registrant)




Date: August 9, 2001               By /s/  Mark A. Wallace
------------------------              ------------------------------------------
                                      Mark A. Wallace
                                      Vice President and Chief Financial Officer
                                      (Principal Finance Officer)



Date: August 9, 2001               By /s/ Margaret Von der Schmidt
------------------------              ------------------------------------------
                                      Margaret Von der Schmidt
                                      (Controller)

                                 EXHIBIT INDEX


Exhibit No.                   Description
-----------                   -----------
   10.1                       Intercorporate Services Agreement, effective as of January 1, 2001, by and between the
                              Registrant and Titanium Metals Corporation, incorporated by reference to Exhibit 10.1 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for
                              the quarter ended June 30, 2001.

   10.2                       Intercorporate Services Agreement, effective as of January 1, 2001, by and between NL
                              Industries, Inc. and Titanium Metals Corporation, incorporated by reference to Exhibit
                              10.2 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for
                              the quarter ended June 30, 2001.

   10.3                       Amended and Restated 1996 Non-Employee Director Compensation Plan, as amended and restated
                              effective June 8, 2001, incorporated by reference to Exhibit 10.3 of Titanium Metals
                              Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June
                              30, 2001.

   10.4                       Agreement to Defer Bonus Payment dated July 27, 2001, by and between Registrant and J.
                              Landis Martin.

   10.5                       Non-Negotiable Promissory Note dated July 27, 2001, by and between Registrant and J.
                              Landis Martin.