Form 10-Q
period 2001-09-30
TREMONT CORPORATION
filed 2001-11-13
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission file number 1-10126




                               Tremont Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         Delaware                                          76-0262791
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)





                1999 Broadway, Suite 4300, Denver, Colorado 80202
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)




       Registrant's telephone number, including area code: (303) 296-5652
                                                          -----------------


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


Number of shares of common stock outstanding on November 8, 2001: 6,424,858

                           FORWARD-LOOKING INFORMATION

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Financial Condition, Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above, and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of TIMET's and NL's businesses, TIMET's dependence on the aerospace industry, the sensitivity of TIMET's and NL's businesses to global productive capacity, global economic and political conditions, customer inventory levels, competitive technology positions, changes in product pricing and costs, the performance of aerospace manufacturers under their long-term purchase agreements with TIMET, the difficulty in forecasting demand for titanium products, the impact of long-term contracts with vendors on TIMET's ability to reduce or increase supply or achieve lower costs, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime and transportation interruptions), the ultimate resolution of pending or possible future litigation, legislative developments, recoveries from insurance claims and the timing thereof, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible increases in the cost of doing business resulting from war or terrorist activities, and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.


                               TREMONT CORPORATION

                                      INDEX

                                                                                                     Page
                                                                                                    Number
PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets - September 30, 2001 (unaudited)
               and December 31, 2000                                                                  2-3

             Consolidated Statements of Income - Three months and nine
               months ended September 30, 2001 and 2000 (unaudited)                                    4

             Consolidated Statements of Comprehensive Income (Loss) -
               Three months and nine months ended September 30, 2001
               and 2000 (unaudited)                                                                    5

             Consolidated Statements of Cash Flows - Nine months ended
               September 30, 2001 and 2000 (unaudited)                                                 6

             Consolidated Statement of Changes in Stockholders' Equity - Nine
               months ended September 30, 2001 (unaudited)                                             7

             Notes to Consolidated Financial Statements (unaudited)                                   8-13

  Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                             14-37

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                38

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                       39-40

  Item 6.    Exhibits and Reports on Form 8-K                                                        41-42


                               TREMONT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


ASSETS                                                                       September 30,
                                                                                 2001                December 31,
                                                                              (unaudited)                2000
                                                                         ---------------------   ---------------------
Current assets:
   Cash and cash equivalents                                             $         1,720         $           793
   Accounts and notes receivable                                                   3,435                   2,744
   Receivables from related parties                                                1,975                   1,906
   Prepaid expenses                                                                7,326                   2,434
                                                                         ---------------------   ---------------------

     Total current assets                                                         14,456                   7,877
                                                                         ---------------------   ---------------------


Other assets:
   Investment in TIMET                                                            87,958                  72,179
   Investment in NL Industries                                                   128,831                 122,717
   Investment in joint ventures                                                   12,281                  13,134
   Receivables from related parties                                                  326                     836
   Other                                                                          14,225                  12,299
                                                                         ---------------------   ---------------------

     Total other assets                                                          243,621                 221,165
                                                                         ---------------------   ---------------------

Net property and equipment                                                         1,128                     536
                                                                         ---------------------   ---------------------

                                                                         $       259,205         $       229,578
                                                                         =====================   =====================

                               TREMONT CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


LIABILITIES, MINORITY INTEREST AND                                             September 30,
STOCKHOLDERS' EQUITY                                                               2001                December 31,
                                                                               (unaudited)                 2000
                                                                           ---------------------   ---------------------
Current liabilities:
   Loan payable to related party                                           $             -         $        13,403
   Current maturities of note payable to related party                               1,000                       -
   Accrued liabilities                                                              11,418                   5,099
   Other payables to related parties                                                   916                     252
                                                                           ---------------------   ---------------------

     Total current liabilities                                                      13,334                  18,754
                                                                           ---------------------   ---------------------

Noncurrent liabilities:
   Note payable to related party                                                    11,900                       -
   Insurance claims and claim expenses                                              15,894                  13,486
   Accrued postretirement benefit cost                                              20,183                  20,899
   Accrued environmental cost                                                        4,796                   5,311
   Deferred compensation                                                               800                       -
   Deferred income taxes                                                            15,099                  12,605
                                                                           ---------------------   ---------------------

     Total noncurrent liabilities                                                   68,672                  52,301
                                                                           ---------------------   ---------------------

Stockholders' equity:
   Preferred stock                                                                       -                       -
   Common stock                                                                      7,817                   7,817
   Additional paid-in capital                                                      291,003                 290,568
   Accumulated deficit                                                             (34,002)                (53,488)
   Accumulated other comprehensive loss                                            (22,869)                (21,624)
   Treasury stock, at cost (1,392 shares)                                          (64,750)                (64,750)
                                                                           ---------------------   ---------------------
     Total stockholders' equity                                                    177,199                 158,523
                                                                           ---------------------   ---------------------

                                                                           $       259,205         $       229,578
                                                                           =====================   =====================

Commitments and contingencies (Note 7)

          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                      (In thousands, except per share data)

                                                          Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2001              2000             2001              2000
                                                    --------------    -------------    --------------    -------------
Equity in earnings (losses) of:
   TIMET                                            $     3,170       $    (1,486)     $    16,172       $    (7,655)
   NL Industries                                          3,302             5,294           13,546            21,138
   Other joint ventures                                     (76)              554              446               823
                                                    --------------    -------------    --------------    -------------
                                                          6,396             4,362           30,164            14,306

Corporate (income) expenses, net                            (70)              607            5,183             1,819
Interest expense                                            311               326              978               915
                                                    --------------    -------------    --------------    -------------

     Income before income taxes
       and minority interest                              6,155             3,429           24,003            11,572

Income tax expense                                        1,285             1,364            3,169             5,900
Minority interest                                             -               150                -               235
                                                    --------------    -------------    --------------    -------------

     Income before extraordinary item                     4,870             1,915           20,834             5,437

Equity in extraordinary loss of TIMET-
   early extinguishment of debt                               -                 -                -              (342)
                                                    --------------    -------------    --------------    -------------

     Net income                                     $     4,870       $     1,915      $    20,834       $     5,095
                                                    ==============    =============    ==============    =============

Earnings (loss) per share:
   Basic:
     Before extraordinary item                      $       .78       $       .31      $      3.35       $       .86
     Extraordinary item                                       -                 -                -              (.05)
                                                    --------------    -------------    --------------    -------------
                                                    $       .78       $       .31      $      3.35       $       .81
                                                    ==============    =============    ==============    =============
    Diluted:
     Before extraordinary item                      $       .78       $       .30      $      3.32       $       .85
     Extraordinary item                                       -                 -                -              (.05)
                                                    --------------    -------------    --------------    -------------
                                                    $       .78       $       .30      $      3.32       $       .80
                                                    ==============    =============    ==============    =============

   Weighted average shares outstanding:
     Common shares                                        6,214             6,229            6,214             6,295
     Diluted shares                                       6,268             6,312            6,277             6,362

          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

                                 (In thousands)

                                                               Three months ended                 Nine months ended
                                                                  September 30,                     September 30,
                                                           ----------------------------     ------------------------------
                                                              2001            2000              2001             2000
                                                           ------------    ------------     -------------    -------------
Net income                                                 $     4,870     $     1,915      $     20,834     $     5,095

Other comprehensive income (loss), net of applicable taxes:
     Currency translation adjustments                            4,084          (4,042)           (1,298)         (9,801)
     Unrealized gains (losses) on marketable
       securities                                                 (126)            250               166             260
     Pension liabilities adjustment                                  -               -              (113)              -
                                                           ------------    ------------     -------------    -------------

     Total other comprehensive income
        (loss), net                                              3,958          (3,792)           (1,245)         (9,541)
                                                           ------------    ------------     -------------    -------------

       Comprehensive income (loss)                         $     8,828     $    (1,877)     $     19,589     $    (4,446)
                                                           ============    ============     =============    =============





          See accompanying notes to consolidated financial statements.


                               TREMONT CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                 (In thousands)
                                                                                            Nine months ended
                                                                                              September 30,
                                                                                   ------------------------------------
                                                                                         2001                2000
                                                                                   ----------------    ----------------
Cash flows from operating activities:
   Net income                                                                      $      20,834       $       5,095
   Equity in (earnings) losses of affiliates:
     Before extraordinary item                                                           (30,164)            (14,306)
     Extraordinary item                                                                        -                 342
     Distributions                                                                         7,429               4,678
   Deferred income taxes                                                                   3,168               5,897
   Minority interest                                                                           -                 235
   Other, net                                                                                434                 (59)
   Change in assets and liabilities:
     Accounts with related parties                                                         1,105                (149)
     Prepaid expenses                                                                     (4,892)             (1,823)
     Accrued liabilities                                                                   6,319               1,645
     Other, net                                                                             (824)               (299)
                                                                                   ----------------    ----------------

       Net cash provided by operating activities                                           3,409               1,256
                                                                                   ----------------    ----------------

Cash flows from investing activities:
   Capital expenditures                                                                     (644)                  -
   Sale of securities                                                                         13                 100
                                                                                   ----------------    ----------------

       Net cash (used) provided by investing activities                                     (631)                100
                                                                                   ----------------    ----------------

Cash flows from financing activities: Indebtedness with related parties:
     Borrowings                                                                           13,400               2,900
     Repayments                                                                          (13,903)             (2,700)
   Dividends paid                                                                         (1,348)             (1,342)
   Issuance of common stock                                                                    -                 124
                                                                                   ----------------    ----------------

       Net cash used by financing activities                                              (1,851)             (1,018)
                                                                                   ----------------    ----------------

Net increase in cash and cash equivalents                                                    927                 338
Balance at beginning of period                                                               793               3,002
                                                                                   ----------------    ----------------

Balance at end of period                                                           $       1,720       $       3,340
                                                                                   ================    ================

Supplemental disclosures - cash paid for:
     Interest                                                                      $         978       $         915
     Income taxes                                                                              2                   5

          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                      Nine months ended September 30, 2001

                                 (In thousands)





                                                               Additional
                                   Common         Common        paid-in       Accumulated
                                   shares         stock         capital         deficit
                                 -----------    -----------    -----------    -------------
Balance at December 31, 2000         7,817      $  7,817       $ 290,568      $   (53,488)

Net income                               -             -               -           20,834
Other comprehensive
   income (loss)                         -             -               -                -
Dividends ($.21 per share)               -             -               -           (1,348)
Other                                    -             -             435                -
                                 -----------    -----------    -----------    -------------
Balance at September 30, 2001        7,817      $  7,817       $ 291,003      $   (34,002)
                                 ===========    ===========    ===========    =============

                                                 Accumulated other
                                            comprehensive income (loss)
                                   --------------------------------------------                          Total
                                     Currency       Marketable        Pension         Treasury        stockholders'
                                    translation     securities      liabilities         stock            equity
                                   ------------    ------------    ------------     ------------    ----------------
Balance at December 31, 2000       $ (21,185)      $      659      $   (1,098)      $  (64,750)     $     158,523

Net income                                 -                -               -                -             20,834
Other comprehensive
   income (loss)                      (1,298)             166            (113)               -             (1,245)
Dividends ($.21 per share)                 -                -               -                -             (1,348)
Other                                      -                -               -                -                435
                                   ------------    ------------    ------------     ------------    ----------------
Balance at September 30, 2001      $ (22,483)      $      825      $   (1,211)      $  (64,750)     $     177,199
                                   ============    ============    ============     ============    ================

          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 1 - Organization and basis of presentation:

     Tremont Corporation ("Tremont") is principally a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 21%-owned NL Industries, Inc. ("NL") and other joint ventures of wholly-owned TRECO L.L.C. ("TRECO"). At September 30, 2001, Valhi, Inc. ("Valhi") and Tremont, each affiliates of Contran Corporation ("Contran"), held approximately 61% and 21%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At September 30, 2001, Contran and its subsidiaries held approximately 94% of Valhi's outstanding common stock, and subsidiaries of Valhi held approximately 80% of Tremont's outstanding common stock. Substantially all of Contran's outstanding common voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET.

     The consolidated balance sheet of Tremont and subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2001 and the consolidated statements of income, cash flows, comprehensive income (loss) and changes in stockholders' equity for the interim periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     The Company, NL and TIMET adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives is dependent upon the intended use of the derivative. As permitted by the transition requirements of SFAS No. 133, as amended, the Company, TIMET and NL have exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. The Company, TIMET and NL were not parties to any significant derivative or hedging instrument covered by SFAS No. 133 at September 30, 2001 and the adoption of SFAS No. 133 had no material effect on the consolidated financial position, liquidity or results of operations of the Company, TIMET or NL.

     On July 1, 2001, the Company, TIMET and NL adopted SFAS No. 141, Business Combinations. Under SFAS No. 141, all business combinations are accounted for by the purchase method, and the pooling-of-interests method is prohibited.

Note 2 - Unconsolidated affiliates and joint ventures:

     Summarized information relating to the results of operations, financial position and cash flows of TIMET and NL is included in Part I, Item 2 -
"Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), which information is incorporated herein by reference. Tremont periodically evaluates the carrying amount of its long-term assets, principally its interests in TIMET and NL, to determine if there has been any decline in value that is other than temporary and would, therefore, require a writedown which would be accounted for as a realized loss.

     TIMET. At September 30, 2001, Tremont held 12.3 million shares, or approximately 39%, of TIMET's outstanding common stock. At September 30, 2001, the net carrying amount of the Company's interest in TIMET was approximately $7.16 per share, while the market price of TIMET common stock at that date was $3.20 per share.

     On September 11, 2001, the United States was the target of terrorist attacks that have had a significant adverse effect on the global economy and commercial aerospace industry. TIMET estimates that approximately 80% of its sales in 2001 are derived from the commercial aerospace sector and, accordingly, TIMET expects to see a substantial near-term decline in its business. TIMET has undertaken an assessment of the longer-term impact of these events and any potential charges that may be appropriate for asset impairments, increases in valuation allowances and other similar items. Such potential charges, if any, are not yet reasonably estimable due to the period of time necessary for external information to become available and then be analyzed and assessed. TIMET expects these items to become estimable over the next few months and, accordingly, TIMET's results for the three months ended December 31, 2001 and future periods could include material charges for these matters. These charges could relate to goodwill, TIMET's investment in preferred securities of Special Metals Corporation ("SMC"), deferred tax assets and other long-lived assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Tremont."

     NL Industries. At September 30, 2001, Tremont held 10.2 million shares, or approximately 20%, of NL's outstanding common stock. At September 30, 2001, the net carrying amount of the Company's interest in NL was approximately $12.61 per share while the market price of NL common stock at that date was $14.99 per share.

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


Note 3 - Accrued liabilities:
                                                                            September 30,            December 31,
                                                                                 2001                    2000
                                                                         ---------------------    --------------------
                                                                                        (In thousands)
Postretirement benefits                                                  $         1,432          $         1,432
Environmental cost                                                                   697                      725
Reserve for unearned insurance premiums                                            6,916                    2,375
Deferred compensation                                                              1,553                        -
Other                                                                                820                      567
                                                                         ---------------------    --------------------

                                                                         $        11,418          $         5,099
                                                                         =====================    ====================

Note 4 - Income taxes:

     The difference between the Company's income tax expense attributable to pre-tax income and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                                               Nine months ended September 30,
                                                                         ---------------------------------------------
                                                                                 2001                    2000
                                                                         ---------------------    --------------------
                                                                                        (In thousands)
Expected income tax expense, at 35%                                      $         8,401          $         4,050
Adjustment of deferred tax valuation allowance                                    (3,748)                   2,904
Incremental tax and rate differences on equity
   in income of companies not included in
   the Tremont tax group                                                          (1,521)                  (1,075)
State income taxes and other, net                                                     37                       21
                                                                         ---------------------    --------------------
     Provision for income taxes                                          $         3,169          $         5,900
                                                                         =====================    ====================

     For the nine months ended September 30, 2001, the Company's effective income tax rate differs from the statutory tax rate in part because a portion of the Company's equity in earnings of NL are tax-free to the extent the Company receives dividends from NL. The Company's effective income tax rate also varies due to a reversal of a deferred tax asset which resulted in a corresponding reduction in the related deferred tax asset valuation allowance associated with the Company's investment in TIMET. For the nine months ended September 30, 2000, the Company's effective tax rate varied from the statutory rate because the Company did not recognize a deferred tax asset with respect to its equity in losses of TIMET, which asset the Company believed did not meet the "more-likely-than-not" recognition criteria, and the Company provided taxes on its equity in earnings of NL at a preferential rate to the extent the Company received dividends from NL.

     The Company's 1998 federal income tax return has been examined by the Internal Revenue Service ("IRS"), and the IRS has proposed additional tax deficiencies of $8.3 million. The Company has appealed the proposed deficiencies and believes it should prevail; however, no assurances can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes which may ultimately result from such examination and believes that the ultimate disposition of such examination should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

     The Company is a party to a revolving loan agreement with a subsidiary of NL, which agreement expires March 31, 2003. At September 30, 2001, the maximum amount available under the loan agreement was $12.9 million, which available amount decreases by $250,000 each quarter. As a result, $1 million of the loan was classified as a current liability at September 30, 2001. The loan bears interest at 2% above the prime rate, determined at the beginning of the quarter. In addition, the Company is required to pay a commitment fee of .5% per annum of the average unused line. The revolving loan is collateralized by the 10.2 million shares of NL common stock owned by the Company. At September 30, 2001, the interest rate on outstanding advances was 8.75%, and a total of $12.9 million in principal was outstanding.

Note 6 - Earnings per share:

     Net income (loss) per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of the dilutive securities of equity investees relates to the TIMET and NL stock options. The effect of the assumed conversion of TIMET's Convertible Preferred Securities was antidilutive in both the 2001 and 2000 periods and was omitted from the numerator of the calculation. Tremont stock options omitted from the denominator because they were antidilutive were not material.

                                                          Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2001              2000             2001              2000
                                                    --------------    -------------    --------------    -------------
                                                            (in thousands)                     (in thousands)
Numerator:
   Net income                                       $     4,870       $     1,915      $    20,834       $     5,095
   Effect of dilutive securities
     of equity investees                                      -                 -               27                 -
                                                    --------------    -------------    --------------    -------------
   Dilutive net income                              $     4,870       $     1,915      $    20,861       $     5,095
                                                    ==============    =============    ==============    =============
Denominator:
   Average common shares outstanding                      6,214             6,229            6,214             6,295
   Average dilutive stock options                            54                83               63                67
                                                    --------------    -------------    --------------    -------------
   Dilutive shares                                        6,268             6,312            6,277             6,362
                                                    ==============    =============    ==============    =============

Note 7 - Commitments and contingencies:

     For information concerning certain legal proceedings, income tax and other contingencies related to the Company, TIMET and NL, see (i) Part I, Item 2 -
"Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), (ii) Part II, Item 1 - "Legal Proceedings," and (iii) the 2000 Annual Report, including certain information concerning TIMET's and NL's legal proceedings, all incorporated herein by reference.

Note 8 - Stock-based compensation:

     The Company accounts for its stock options issued under its 1988 Long-Term Performance Incentive Plan and its 1992 Non-Employee Director Stock Option Plan using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." During the second quarter of 2001, individuals holding 27,825 outstanding and vested stock options agreed to the cancellation of such options in return for cash payments aggregating $.7 million, and such payments were recognized as compensation expense. The Company believes that it is probable that its remaining 87,525 outstanding stock options, substantially all of which are fully vested, will be similarly settled in the future, and therefore, the Company recognized $1.3 million of net compensation expense in the nine months ended September 30, 2001 with respect to these remaining options. During the second and third quarters of 2001, $2.0 million and $(.7) million were charged
(credited) to compensation expense, respectively. The Company measures compensation expense as the amount by which the quoted market price of the Company's common stock exceeds the option price, and subsequent increases or decreases in the market price of the Company's common stock will result in an adjustment to the previously accrued compensation expense.

Note 9 - Accounting principles not yet adopted:

     The Company, TIMET and NL will adopt SFAS No. 142, Goodwill and other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment and the amount of underlying equity in net assets of an equity method investee ("equity method goodwill"), will not be amortized on a periodic basis. Instead, goodwill (other than equity method goodwill) will be subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Equity method goodwill will not be tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing generally accepted accounting principles. For the nine months ended September 30, 2001, amortization of goodwill included in the Company's reported net income was $1.3 million, consisting solely of amortization of goodwill related to Tremont's investment in NL.

     NL has no goodwill reported in its separate financial statements, but the Company does have equity method goodwill inherent in its investment in NL. TIMET does have goodwill reported in its separate financial statements. Tremont no longer has any goodwill inherent in its investment in TIMET, including equity method goodwill, because it was written off as a part of the writedown in 1999 of the Company's investment in TIMET for an other than temporary decline in the market value of its investment.

     The Company, TIMET and NL will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company, TIMET and NL are still studying this newly-issued standard to determine, among other things, whether any of them has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the companies of adopting this standard has not yet been determined.

     The Company, TIMET and NL will adopt SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, no later than January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and, if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The Company, TIMET and NL are still studying this newly-issued standard, and the effect, if any, to the companies of adopting SFAS No. 144 has not yet been determined.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.  Results of Operations

Tremont

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

     The Company reported third quarter net income of $4.9 million, or $.78 per diluted share, compared to net income of $1.9 million, or $.30 per diluted share, for the same quarter in 2000. The Company's net income for the nine months ended September 30, 2001 and 2000 was $20.8 million and $5.1 million, respectively, or $3.32 and $.80 per diluted share, respectively.

     The Company's equity in earnings of 39%-owned TIMET was $3.2 million in the third quarter of 2001 compared to a loss of $1.5 million in the third quarter of 2000. TIMET reported net income in the third quarter 2001 of $4.3 million on sales of $126.4 million compared to a net loss of $7.9 million on sales of $106.7 million for the year-ago period.

     The Company's equity in earnings of 21%-owned NL Industries was $3.3 million in the third quarter of 2001 compared to $5.3 million in the third quarter of 2000. NL reported net income of $20.5 million in the third quarter of 2001 compared to $30.2 million for the year-ago period.

     The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnership.

     Corporate expenses increased in the nine months ended September 30, 2001 compared to the year-ago period due to (i) the recognition of $2.0 million in compensation expense related to the Company's stock options as further described in Note 8 to the Consolidated Financial Statements, and (ii) the accrual of a $1 million bonus approved by the Company's Board of Directors and payable to the Company's Chairman, President and Chief Executive Officer over a five-year period beginning in June 2002. Corporate expenses decreased for the third quarter of 2001 compared to the comparable period in 2000 due to $.7 million reduction in compensation expense in the third quarter of 2001 related to the Company's stock options.

     As discussed  above,  the  Company's  major assets are its  interests in NL
(TiO2) and TIMET (titanium metals). Tremont periodically evaluates the net carrying value of its long-term assets, principally its interests in TIMET and NL, to determine if there has been any decline in value that is other than temporary and would, therefore, require a writedown which would be accounted for as a realized loss. The Company's per share net carrying value of its interest in TIMET at September 30, 2001 was $7.16 per share, compared to a per share market price of $3.20 at that date; however, TIMET's stock price has been less than Tremont's per share carrying amount for only a relatively short period of time. The Company's per share net carrying amount of its interest in NL at September 30, 2001 was $12.61 per share, compared to a per share market price of $14.99 at that date. The Company believes stock market prices are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold.

     On September 11, 2001, the United States was the target of terrorist attacks that have had a significant adverse effect on the global economy and commercial aerospace industry. TIMET estimates that approximately 80% of its sales in 2001 are derived from the commercial aerospace sector and, accordingly, TIMET expects to see a substantial near-term decline in its business. TIMET has undertaken an assessment of the longer-term impacts of these events and any potential charges that may be appropriate for asset impairments, increases in valuation allowances and other similar items. Such potential charges, if any, are not yet reasonably estimable due to the period of time necessary for external information to become available and then be analyzed and assessed. TIMET expects these items to become estimable over the next few months and, accordingly, TIMET's results for the three months ended December 31, 2001 and future periods could include material charges for these matters. These charges could relate to goodwill, TIMET's investment in preferred securities of Special Metals Corporation ("SMC"), deferred tax assets and other long-lived assets.

     The Company may determine in the future that a writedown of its investment in TIMET is appropriate to reflect an other than temporary decline in the value of this investment. The Company will consider all relevant factors in making such determination, including, but not limited to, the outcome of the assessment undertaken by TIMET and the extent and duration that the market price of TIMET's stock has been under its carrying amount per share. Tremont will continue to monitor and evaluate the value of its investment in TIMET. In the event Tremont determines any decline in value of its investment in TIMET below its net carrying value has occurred which is other than temporary, Tremont would report an appropriate writedown at that time.

     Effective January 1, 2001, the Company and NL are included in the consolidated United States federal income tax return of Contran. For the nine months ended September 30, 2001, the Company's effective income tax rate differs from the statutory tax rate in part because a portion of the Company's equity in earnings of NL are tax-free to the extent the Company receives dividends from NL. The Company's effective income tax rate also varies due to a reversal of a deferred tax asset which resulted in a corresponding reduction in the related deferred tax asset valuation allowance associated with the Company's investment in TIMET.

     The Company's 1998 federal income tax return has been examined by the IRS, and the IRS has proposed additional tax deficiencies of $8.3 million. The Company has appealed the proposed deficiencies and believes it should prevail; however, no assurances can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes which may ultimately result from such examination and believes that the ultimate disposition of such examination should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

                                                          Three months ended                  Nine months ended
                                                            September 30,                       September 30,
                                                    -------------------------------    --------------------------------
                                                        2001             2000              2001              2000
                                                    -------------    --------------    --------------    --------------
                                                            (in millions)                       (in millions)
Net sales                                           $      126.4     $      106.7      $      370.5      $      320.3
                                                    =============    ==============    ==============    ==============

Gross margin                                                20.8              3.7              24.6               1.6
Selling, general, administrative
   and development                                          11.6             11.3              43.4              33.8
Equity in (earnings) losses of
   joint ventures                                           (0.7)             0.2              (1.9)               .9
Restructuring charge (credit)                                -                -                (0.2)              2.8
Other expense (income)                                       -               (0.1)            (73.5)             (0.4)
                                                    -------------    --------------    --------------    --------------

Operating income (loss)                                      9.9             (7.7)             56.8             (35.5)

General corporate income:
   Dividends and interest income                             1.7              1.5               5.1               4.6
   Gain on sale of castings joint venture                    -                -                 -                 1.2
   Currency transactions and other, net                     (0.4)            (0.2)              0.2              (1.0)
Interest expense                                             0.7              1.9               3.3               6.0
                                                    -------------    --------------    --------------    --------------
                                                            10.5             (8.3)             58.8             (36.7)
Income tax expense (benefit)                                 3.7             (2.9)             20.7             (12.8)
Minority interest                                            2.5              2.5               7.8               7.7
                                                    -------------    --------------    --------------    --------------

Income (loss) before extraordinary item                      4.3             (7.9)             30.3             (31.6)
Extraordinary item - early
   extinguishment of debt, net of tax                        -                -                 -                (0.9)
                                                    -------------    --------------    --------------    --------------

Net income (loss)                                   $        4.3     $       (7.9)     $       30.3      $      (32.5)
                                                    =============    ==============    ==============    ==============

Tremont's equity in TIMET's earnings
   (losses) including amortization of
   basis differences                                $        3.2     $       (1.5)     $       16.2      $       (7.7)
                                                    =============    ==============    ==============    ==============

Percent change in:
   Mill product sales volume                                +6.3                               +9.7
   Mill product selling prices(1)                           +3.2                               -1.3
   Melted product sales volume                             +42.0                              +39.7
   Melted product selling prices(1)                        +13.1                               +5.5


(1) Change expressed in U. S. dollars and mix adjusted


     Third quarter of 2001 compared to third quarter of 2000. Sales of $126.4 million in the third quarter of 2001 were 18% higher than the year-ago period due principally to the net effects of a 6% increase in mill product volume, a 3% increase in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in customer and product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices increased 5%. Melted product (ingot and slab) sales volume increased 42% while melted product selling prices increased 13% from year-ago levels.

     Gross margin (net sales less cost of sales) was 16.5% of sales for the third quarter of 2001 compared to 3.4% in the year-ago period, primarily reflecting the effect of increased selling prices, higher plant operating rates, lower energy costs, and changes in customer and product mix. See "Outlook" for a discussion of sales and gross margin expectations.

     Selling, general, administrative and development expenses during the third quarter of 2001 increased by approximately 3% from year-ago levels principally due to an increase in personnel and related costs.

     Equity in earnings of joint ventures during the third quarter of 2001 was approximately $1 million higher than the year-ago period principally due to an increase in earnings of VALTIMET, TIMET's minority-owned welded tube joint venture.

     Nine months of 2001 compared to nine months of 2000. Sales of $370.5 million for the nine months ended September 30, 2001 were 16% higher than the year-ago period due principally to the net effects of a 10% increase in mill product volume, a 1% decrease in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in customer and product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product prices increased 1%. Melted product sales volume increased 40% from year-ago levels while selling prices increased 6%.

     Gross margin was 6.6% of sales for the nine months ended September 30, 2001 compared to .5% in the year-ago period, principally reflecting the net effects of higher selling prices, lower energy costs, higher operating rates at certain plants, changes in customer and product mix and special items. As discussed below, gross margin for the nine months ended September 30, 2001 was adversely impacted by $10.8 million of equipment impairment charges and $3.8 million of estimated costs related to the tungsten inclusion matter. Gross margin for the nine months ended September 30, 2000 was adversely impacted by $3.4 million of equipment impairment charges and a $3.3 million charge for anticipated environmental remediation costs. Gross margin excluding special items was 10.6% of sales for the nine months ended September 30, 2001 compared to 2.6% in the year-ago period. See "Outlook" for a discussion of sales and gross margin expectations.

     TIMET was notified by one of its customers in March 2001 that a product the customer manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET believes that the source of this tungsten was contaminated silicon, which is used as an alloying addition to titanium at the melting stage, purchased from an outside vendor in 1998. TIMET continues to investigate the scope of this problem, including identification of customers who received material manufactured using this silicon and the applications into which such material has been placed by such customers.

     At this time, TIMET is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify additional material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the ultimate liability TIMET may incur with respect to this matter. TIMET is continuing to work with its affected customers to determine the appropriate remedial steps required to satisfy their claims. Based upon an assessment of possible losses completed by TIMET, TIMET recorded an aggregate charge to cost of sales of $3.8 million through September 30, 2001 ($1.0 million in the first quarter of 2001 and $2.8 million in the second quarter of 2001). This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which is not possible for TIMET to estimate at this time, and may be periodically revised in the future, as more facts become known. As of September 30, 2001, $3.0 million remains accrued for potential future claims. TIMET has filed suit seeking full recovery from the silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter as of September 30, 2001.

     During the second quarter of 2001, TIMET determined that an impairment of the carrying amount of certain long-lived assets located at its Millbury, Massachusetts facility had occurred. This determination was made after TIMET completed studies of the potential uses of these assets in the foreseeable future as well as the economic viability of those alternatives. Accordingly, TIMET recorded a $10.8 million pre-tax impairment charge to cost of sales in the second quarter of 2001, representing the difference between the assets' previous carrying amount and their estimated fair value.

     In April 2001, TIMET reached a settlement of the litigation between TIMET and Boeing related to the parties' 1997 long term purchase and supply agreement ("LTA"). Pursuant to the settlement, TIMET received a cash payment of $82 million. In the second quarter of 2001, TIMET reported approximately $73 million (cash settlement less legal fees) as other operating income, with partially offsetting operating expenses of approximately $10.3 million for profit sharing and other costs reported as a component of selling, general, administrative and development expense (collectively the "Boeing Special Items"), resulting in a net pre-tax income effect of $62.7 million in the second quarter of 2001.

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

     Selling, general, administrative and development expenses for the nine months ended September 30, 2001 (excluding $10.3 million of Boeing Special Items) decreased by approximately 2% from year-ago levels, principally as a result of reduced travel and other personnel costs.

     Equity in earnings of joint ventures during the nine months ended September 30, 2001 was $2.8 million higher than the year ago period principally due to an increase in earnings of VALTIMET.

     General corporate income. General corporate income for all periods includes interest income and dividend income on $80 million of nonvoting preferred securities of Special Metals Corporation ("SMC"), which accrues at an annual rate of 6.625%.

     Interest expense. Interest expense during the three and nine months ended September 30, 2001 was lower than in the comparable periods in 2000, primarily due to the paydown of TIMET's revolving U.S. debt during the second quarter of 2001.

     Income taxes. TIMET's consolidated effective income tax rate approximated the U.S. statutory rate in all periods. TIMET operates in several tax jurisdictions and is subject to various income tax rates. As a result, the geographical mix of pre-tax income (loss) can impact TIMET's effective tax rate.

     Minority interest. Dividend expense related to TIMET's 6.625% Convertible Preferred Securities approximates $3.3 million per quarter and is reported as minority interest, net of allocable income taxes.

     Supplemental information. Approximately 40% of TIMET's sales originated in Europe for the nine months ended September 30, 2001, of which approximately 60% were denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in functional currencies. TIMET's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     TIMET does not use currency contracts to hedge its currency exposures. At September 30, 2001, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $23.3 million and $35.6 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

     Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See Part II, Item 1 - "Legal Proceedings - TIMET" regarding commitments, contingencies, legal, and other matters, which information is incorporated herein by reference and may affect TIMET's future results of operations and liquidity.

     The commercial aerospace industry has significant influence on titanium companies, particularly mill product producers such as TIMET. Industry shipments of mill products to the commercial aerospace industry in 2001 are expected to account for approximately 40% of the estimated 54,000 metric tons of aggregate titanium mill product demand, and this market has been the principal driver of increased industry shipments over the last year. TIMET's business is more dependent on commercial aerospace demand as shipments to this market are presently estimated to represent approximately 80% of TIMET's sales revenues. TIMET's recently improved financial performance has been driven principally by both increased sales volume and improved selling prices on both mill and melted products destined for commercial aerospace.

     The economic slowdown in the U.S. and other regions of the world recently began to negatively affect the commercial aerospace industry as evidenced by, among other things, a decline in airline passenger traffic, reported operating losses by a number of airlines and a reduction in forecasted deliveries of large commercial aircraft from both Boeing and Airbus. On September 11, 2001, the United States was the target of terrorist attacks that exacerbated these trends and had a significant adverse impact on the global economy and the commercial aerospace industry. Since that time, airline passenger traffic has declined substantially and airlines are reporting significant losses. In response to the current business climate, airlines have announced a number of actions to reduce both costs and capacity, including the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft, and allowing aircraft purchase options to expire. Both Boeing and Airbus have indicated that deliveries of large commercial aircraft over the next two years are now expected to be lower than previously anticipated.

     The commercial aerospace supply chain is decentralized and fragmented. Aircraft and jet engine manufacturers, as well as other companies in the supply chain, are still assessing the impact these events will have on their businesses. Although they will clearly have a negative effect on suppliers throughout this sector, including TIMET, the magnitude and duration of that impact is still very uncertain. While TIMET is regularly speaking to its customers, most of their views are only speculative at this time given the limited information currently available.

     The Airline Monitor, a leading aerospace publication, recently published its revised forecast of large commercial aircraft deliveries which attempts to take into consideration the events of September 11, 2001. The Airline Monitor's current forecast of large commercial aircraft deliveries is for 820 deliveries in 2001, 660 deliveries in 2002 and 505 deliveries in 2003. Compared to The Airline Monitor's previous forecast (pre-September 11) for the same periods, these delivery rates represent declines of 8%, 26% and 34%, respectively. As compared to the previous (pre-September 11) estimated 2001 deliveries of 890 aircraft, deliveries in 2002 and 2003 are forecasted by The Airline Monitor to decline by 26% and 43%, respectively.

     TIMET presently believes commercial aerospace demand for titanium products over the next year could decline by 30% to 40% from 2001 levels, resulting from a combination of reduced aircraft production rates and excess inventory being created throughout the supply chain. Although quantitative information is not readily available, TIMET believes that no significant amount of excess titanium inventory existed prior to September 11, 2001. However, a sharp decline in demand could potentially create a significant amount of inventory accumulation. This would likely lead to order demand for titanium products falling below actual consumption. The demand for titanium generally precedes aircraft deliveries by about one year, although this varies considerably by titanium product. Since TIMET will begin producing products in 2002 destined for aircraft to be delivered in 2003, it expects to see a decline in its 2002 business that is similar to aircraft delivery reductions relative to 2003.

     TIMET's order backlog at the end of September 2001 was approximately $315 million. Comparable backlogs approximated $300 million at June 30, 2001, $290 million at March 31, 2001 and $245 million at December 31, 2000. However,
TIMET's order backlog may not be a reliable indicator of future business activity. TIMET has recently experienced a number of customer requests to defer or cancel scheduled orders. TIMET believes such requests will continue and may accelerate in the near-term. As aircraft and jet engine manufacturers settle upon a production schedule for next year, information should be communicated through the supply chain, providing TIMET a better understanding of its business outlook.

     TIMET is preparing for the anticipated downturn by taking a number of actions, including, but not limited to, (i) reducing plant operating rates and employment levels as business declines, (ii) negotiating improved pricing at lower volume commitments for certain raw materials, (iii) reducing discretionary spending and (iv) negotiating various other concessions from both suppliers and service providers. For the longer term, TIMET is evaluating product line and facilities consolidations that may permit it to meaningfully reduce its cost structure while maintaining and even increasing its market share.

     In October 2001, TIMET announced that operating rates are being reduced at both its Henderson, Nevada and Morgantown, Pennsylvania facilities. In Nevada, TIMET is reducing its vacuum arc melting rates by about 40%. In Pennsylvania, TIMET intends to stop production on one of its three electron beam ("EB") cold hearth melting operations this year and is reducing the operating rate on another EB furnace. Production in Pennsylvania will decline by about 20% after these decisions are fully implemented. These actions will result in TIMET's employment levels declining by approximately 50 people; however, TIMET anticipates further reductions in operating rates and employment levels in the future as demand for titanium products declines.

     Current business conditions make it particularly difficult to predict TIMET's future financial results and, therefore, undue reliance should not be placed on the following comments as actual results may differ materially from expectations. For the fourth quarter of 2001, TIMET believes sales revenue may range between $90 million and $120 million, reflecting the net effects of changes in sales volume, selling prices and mix. Excluding special items, gross margin as a percent of sales in the fourth quarter is expected to range between 6% and 12% of sales, but could vary significantly from this estimate. Selling, general, and administrative and development costs in the fourth quarter of 2001 should approximate third quarter levels. Interest expense in the fourth quarter is expected to increase modestly from third quarter levels while minority interest expense related to TIMET's Convertible Preferred Securities is expected to approximate third quarter levels. Excluding the Boeing Special Items and other special charges, TIMET expects to be near break-even on operating income and report a net loss for the full year of 2001.

     For financial reporting purposes, TIMET has recognized the tax benefit of its net operating loss carryforwards ("NOLs"), and expects that tax provisions and benefits to be recognized during the remainder of 2001 will principally be deferred income tax items with cash income tax payments expected in certain state and foreign jurisdictions. For U.S. federal income tax purposes, TIMET had NOLs of approximately $47 million and $89 million as of September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, TIMET also had the equivalent of a $7.1 million NOL in the United Kingdom and a $2.3 million NOL in Germany, both of which have indefinite carryforward periods.

     TIMET expects to generate positive cash flow from operations in 2001 in the range of $80 million to $90 million principally due to the Boeing settlement and the related $28.5 million advance that TIMET expects to receive in December 2001. Depreciation and amortization expense should approximate $41 million in 2001. Capital spending for 2001 is currently expected to approximate $15 million, covering principally capacity enhancements, capital maintenance, and safety and environmental projects. At September 30, 2001, TIMET had approximately $152 million of borrowing availability under its various worldwide credit agreements. TIMET believes its cash, cash flow from operations and borrowing availability will satisfy its expected working capital, capital expenditures and other requirements over the next year.

     For 2002, TIMET believes it may experience a 30% to 40% decline in its commercial aerospace sales volume, which presently represents about 80% of TIMET's sales revenue. A change in demand of this magnitude will likely result in heightened competitive pricing pressures resulting in decreased selling prices. TIMET believes the net effects of changes in sales volume, selling prices, and customer and product mix could result in sales revenue ranging from $350 million to $400 million in fiscal 2002. TIMET's cost of sales is affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. TIMET believes that costs for titanium sponge and scrap will trend down over the next year while energy cost may remain volatile. However, as TIMET reduces production volume in response to reduced order demand, certain manufacturing overhead costs are likely to decrease at a slower rate and to a lesser extent than production volume changes, resulting in higher costs relative to production levels. TIMET's gross margin expectation for 2002 is uncertain at this time; however, TIMET anticipates that the adverse effects of decreased selling prices and lower plant operating rates to only be partially offset by lower raw material costs and other cost control actions TIMET is presently taking. TIMET believes gross margins, excluding special items, in 2002 may decline substantially as compared to 2001.

     TIMET has undertaken an assessment of the longer-term impact of the commercial aerospace downturn on its business and any potential charges that may be appropriate for asset impairments, increases in valuation allowances and other similar items. Such potential charges, if any, are not yet reasonably estimable due to the period of time necessary for external information to become available and then be analyzed and assessed. TIMET expects these items to become estimable over the next few months and, accordingly, TIMET's results for the three months ended December 31, 2001 and future periods could include material charges for these matters. TIMET currently believes such charges could relate to goodwill, TIMET's investment in preferred securities of SMC, deferred tax assets and other long-lived assets. Additionally, TIMET may also incur material charges in the fourth quarter of 2001 and future periods for restructuring charges related to workforce reductions, product line and facility consolidations and other items.

NL Industries

     The Company's 21% interest in NL is reported by the equity method. Tremont's equity in earnings of NL differs from the amount that would be expected by applying Tremont's ownership percentage to NL's separately-reported earnings. This difference arises from amortization of basis differences related to purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in NL and from amortization of basis differences related to the writedown in the Company's investment in NL recorded in 1993 for an other than temporary decline in the market value of its investment. Amortization of such basis differences generally reduces earnings, and increases losses, attributable to NL as reported by Tremont.

                                                          Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2001              2000             2001              2000
                                                    -------------     -------------    --------------    -------------
                                                            (In millions)                      (In millions)
Net sales                                           $    207.0        $    242.3       $    653.1        $    724.4
                                                    =============     =============    ==============    =============

Operating income                                          36.2              57.5            133.3             166.5
Insurance recoveries, net                                  3.9               -                5.8               -
General corporate items:
   Securities earnings                                     2.1               2.5              6.0              11.6
   Corporate income                                        1.1               1.0             14.1              46.2
   Corporate expense                                      (6.2)             (6.8)           (18.0)            (23.0)
   Interest expense                                       (6.9)             (7.7)           (20.8)            (23.5)
                                                    -------------     -------------    --------------    -------------
                                                          30.2              46.5            120.4             177.8
Income tax expense                                         9.7              14.8             38.9              58.8
                                                    -------------     -------------    --------------    -------------
                                                          20.5              31.7             81.5             119.0
Minority interest                                          -                 1.5              1.0               1.7
                                                    -------------     -------------    --------------    -------------

     Net income                                     $     20.5        $     30.2       $     80.5        $    117.3
                                                    =============     =============    ==============    =============

Tremont's equity in NL's net earnings,
   including amortization of
   basis differences                                $      3.3        $      5.3       $     13.5        $     21.1
                                                    =============     =============    ==============    =============
Percent change in TiO2 operating
   statistics:
   Average selling price (in billing
     currencies)                                            -6                                  -
   Sales volume                                             -9                                -10
   Production volume                                        -4                                 -4

     NL conducts its titanium dioxide pigments (TiO2) operations through its wholly owned subsidiary, Kronos, Inc. Kronos' operating income in the third quarter of 2001 decreased $21.3 million or 37% from the third quarter of 2000 due to lower average selling prices in billing currencies and lower sales and production volumes. Kronos' operating income in the first nine months of 2001 decreased $33.2 million or 20% from the first nine months of 2000 due to lower sales and production volumes.

     Kronos' average selling price in billing currencies (which excludes the effects of foreign currency translation) during the third quarter of 2001 was 6% lower than the third quarter of 2000 and 4% lower than the second quarter of 2001. Compared to the second quarter of 2001, prices in billing currencies were lower in all major markets. The average selling price in billing currencies in September was 1% lower than the average selling price during the third quarter as prices continued to trend downward. Kronos' average selling price in billing currencies for the first nine months of 2001 was comparable to the first nine months of 2000. Due to the global economic slowdown, NL expects its average selling price in billing currencies will continue to trend downward through the end of the year and perhaps into the first quarter of 2002. NL expects a lower average selling price for full-year 2001 compared to the full-year average selling price in 2000.

     Kronos' third-quarter 2001 sales volume decreased 9% from the near record third quarter of 2000 and decreased 2% from the second quarter of 2001. Sales volume in the third quarter of 2001 was 17% and 4% lower in Europe and North America, respectively, compared to the third quarter of 2000, while export volume increased moderately. Compared to the second quarter of 2001, sales volume decreased in Europe and North America while sales volume increased moderately in the export markets. Sales volume in the first nine months of 2001 was 10% lower than in the first nine months of 2000. Kronos anticipates its sales volume for full-year 2001 will be lower than that of 2000. Finished goods inventory levels at the end of September represented about two months of sales.

     Third-quarter 2001 production volume was 4% lower than the comparable 2000 period with operating rates at 95% in the third quarter of 2001 compared to near full capacity in the third quarter of 2000. Kronos' production volume in the first nine months of 2001 was 4% lower than the first nine months of 2000 with operating rates at 94% in the first nine months of 2001 compared to near full capacity in the first nine months of 2000. The lower production volume was primarily related to lost sulfate-process production at NL's Leverkusen facility due to the previously reported fire in March 2001. The Leverkusen sulfate-process plant became approximately 50% operational in September 2001 and became fully operational in late October 2001. Kronos anticipates its production volume for full-year 2001 will be lower than that of 2000.

     During the third quarter of 2001, NL's insurance carriers approved payment of $8 million ($6.8 million received as of September 30, 2001) as a partial payment for property damage costs and business interruption losses caused by the Leverkusen fire. Three million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5 million represented property damage recoveries against which NL recorded $1.1 million of expenses related to clean-up costs, resulting in a net gain of $3.9 million. In the first nine months of 2001, NL's insurance carriers approved payment of $18.5 million ($17.3 million received as of September 30, 2001) for losses caused by the Leverkusen fire, including the $8 million discussed above. Eight million dollars of this payment was for business interruption losses and the remaining $10.5 million was for property damage losses against which NL recorded $4.7 million of expenses resulting in a net gain of $5.8 million.

     In October 2001, NL reached an agreement in principle with its insurance carriers to settle the coverage claim involving the Leverkusen fire. NL expects to receive an additional $38 million in insurance recoveries, of which approximately $13 million relates to property damage costs, and approximately $25 million relates to business interruption losses and extra expenses resulting from the fire. NL expects to report a gain, net of certain expenses, related to this insurance settlement in the fourth quarter of 2001.

     Kronos expects its full-year 2001 operating income will be significantly lower than 2000 primarily because of lower average selling prices in billing currencies, lower sales and production volumes and higher energy costs.

     Compared to the year-earlier periods, cost of sales as a percentage of net sales increased in both the third quarter and first nine months of 2001 primarily due to lower production volume. Excluding the effects of foreign currency translation, which decreased NL's expenses in the third quarter and first nine months of 2001 compared to year-earlier periods, NL's selling, general and administrative expenses, excluding corporate expenses, in the third quarter and first nine months of 2001 were slightly lower compared to the year-earlier periods.

     A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro in the third quarter and first nine months of 2001 versus the year-earlier periods, decreased the dollar value of sales in the third quarter and first nine months of 2001 by a net $6 million and $24 million, respectively, when compared to the year-earlier periods. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' third-quarter 2001 average selling price in U.S. dollars was 9% lower than in the third quarter of 2000 and 4% lower than the second quarter of 2001. Kronos' average selling price in U.S. dollars for the first nine months of 2001 decreased 4% from the first nine months of 2000. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in the third quarter and first nine months of 2001 compared to the year-earlier periods. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins on these sales at NL's non-U.S. subsidiaries. The favorable margin on export sales tends to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in the third quarter and first nine months of 2001 was not significant when compared to the year-earlier periods.

     General corporate. Securities earnings in the first nine months of 2001 declined from the comparable period in 2000 primarily due to a $5.6 million second-quarter 2000 securities gain related to common stock received from the demutualization of an insurance company from which NL had purchased certain insurance policies.

     Corporate income in the first quarter of 2001 and the second quarter of 2000 includes litigation settlement gains with former insurance carrier groups of $10.6 million and $43 million, respectively. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

     Corporate expense in the first nine months of 2001 was lower than the year-earlier period, primarily due to lower environmental remediation accruals and lower legal fees.

     Interest expense in the third quarter and first nine months of 2001 decreased 10% and 11%, respectively, from the comparable periods in 2000 primarily due to lower average interest rates as a result of the December 2000 refinancing of $50 million of NL's fixed-rate public debt with lower variable-rate bank debt, and lower levels of outstanding debt. In the second and third quarters of 2001, NL repaid $6.5 million and $14.9 million, respectively, of its euro-denominated short-term debt with excess cash flow from operations. NL expects its full-year 2001 interest expense will be lower than full-year 2000.

     Provision for income taxes. NL reduced its deferred income tax valuation allowance by $1.3 million in the first nine months of 2001 and $2.1 million in the first nine months of 2000 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     Other.   Minority  interest   primarily  relates  to  NL's   majority-owned
environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

B.  Financial Condition, Liquidity and Capital Resources

Tremont

     The Company had cash and cash equivalents of $1.7 million at September 30, 2001. Tremont's 12.3 million shares of TIMET common stock and 10.2 million shares of NL common stock had a quoted market value of approximately $39.3 million and $153.1 million, respectively, at September 30, 2001.

     The Company's equity in earnings of affiliates are primarily noncash. The Company received $1.3 million of cash distributions from Landwell and BMI in the first nine months of 2001 and $.1 million in the first nine months of 2000. In the first nine months of 2001, NL paid the Company cash dividends of $.60 per NL share aggregating $6.1 million. In the first nine months of 2000, NL paid the Company cash dividends of $.45 per NL share, aggregating $4.6 million. TIMET's U.S. credit agreement prohibited the payment of dividends on its common stock until the third quarter of 2001, at which time the agreement was amended to permit payment of such dividends under specified conditions. No dividends have been paid by TIMET during 2000 or 2001. Any future dividends from NL and TIMET will be at the discretion of the respective company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements, cash availability and contractual requirements.

     The Company is a party to a revolving loan agreement with a subsidiary of NL, which agreement expires March 31, 2003. At September 30, 2001, the maximum amount available under the loan agreement was $12.9 million, which available amount decreases by $250,000 each quarter. The NL loan bears interest at 2% above the prime rate, determined at the beginning of the quarter. In addition, the Company is required to pay a commitment fee of .5% per annum of the average unused line. The NL revolving loan is collateralized by the 10.2 million shares of NL common stock owned by the Company. At September 30, 2001, the amount outstanding on the NL loan was $12.9 million and the interest rate on outstanding advances was 8.75%.

     The NL loan agreement and dividends from NL are currently Tremont's primary sources of liquidity. Unless the Company decides to purchase additional shares of NL, TIMET or Tremont securities, the Company does not currently believe it will need to borrow additional amounts on the revolving loan.

     Tremont's current quarterly dividend rate is $.07 per share. Dividends paid during the first nine months of 2001 totaled $.21 per share, aggregating $1.3 million. On October 23, 2001, the Company's Board of Directors declared a regular quarterly dividend of $.07 per common share, payable on December 26, 2001 to stockholders of record as of the close of business on December 14, 2001.

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

TIMET - Summarized balance sheet and cash flow information.

                                                                            September 30,            December 31,
                                                                                 2001                    2000
                                                                         ---------------------   ---------------------
                                                                                        (In millions)
Cash and equivalents                                                     $            15.4       $             9.8
Other current assets                                                                 276.7                   238.4
Goodwill and other intangible assets                                                  56.6                    62.6
Other noncurrent assets                                                              133.8                   146.2
Property and equipment, net                                                          274.0                   302.1
                                                                         ---------------------   ---------------------

                                                                         $           756.5       $           759.1
                                                                         =====================   =====================

Current liabilities                                                      $           106.2       $           115.9
Long-term debt and capital lease obligations                                          16.6                    27.6
Accrued postretirement benefit cost                                                   17.2                    18.2
Other noncurrent liabilities                                                          18.3                    30.9
Minority interest - Convertible Preferred Securities                                 201.2                   201.2
Other minority interest                                                                8.8                     7.8
Stockholders' equity                                                                 388.2                   357.5
                                                                         ---------------------   ---------------------

                                                                         $           756.5       $           759.1
                                                                         =====================   =====================

                                                                                      Nine months ended
                                                                                        September 30,
                                                                         ---------------------------------------------
                                                                                 2001                    2000
                                                                         ---------------------   ---------------------
                                                                                        (In millions)
Net cash provided (used) by:
   Operating activities:
     Excluding changes in assets and liabilities                         $            92.3       $            (4.5)
     Changes in assets and liabilities                                               (44.7)                   45.8
                                                                         ---------------------   ---------------------
                                                                                      47.6                    41.3
   Investing activities                                                               (7.9)                    0.3
   Financing activities                                                              (33.8)                  (57.0)
                                                                         ---------------------   ---------------------

                                                                         $             5.9       $           (15.4)
                                                                         =====================   =====================

   Cash paid for:
     Interest, net of amounts capitalized                                $             2.6       $             5.3
     Convertible Preferred Securities dividends                                       20.6                     3.3
     Income taxes, net                                                                 2.6                       -

     Operating activities. Cash provided by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results. Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. Accounts receivable increased in the third quarter of 2001 primarily as a result of a higher proportion of sales occurring near the end of the quarter, as well as variations in the timing of collections. Inventories increased in the third quarter of 2001 principally as a result of higher plant operating rates needed to meet fourth quarter shipments levels that were anticipated prior to the downturn in the commercial aerospace market. Additionally, higher inventories were influenced by longer than anticipated scheduled maintenance outages both in the U.S. and Europe that resulted in final processing and shipping of certain products being delayed. Accrued profit sharing cost increased as a result of the Boeing settlement and accrued tungsten costs increased related to the tungsten inclusion matter identified in March 2001. Changes in accounts payable and accrued liabilities also reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw materials purchases.

     Dividends for the period October 1998 through December 1999 on TIMET's $80 million of Special Metals Corporation ("SMC") convertible preferred securities had been deferred by SMC. In April 2000, SMC resumed current dividend payments of $1.3 million each quarter, however, dividends and interest in arrears were not repaid. On October 11, 2001, TIMET was notified by SMC of their intention to again defer the payment of dividends effective with the dividend due on October 28, 2001. At September 30, 2001, aggregate dividends and interest due TIMET were approximately $8.8 million. As a result of this and other factors, TIMET has undertaken an assessment of the carrying amount of its investment in the SMC preferred securities.

     TIMET's Convertible Preferred Securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters for each period. In April 2000, TIMET exercised its right to defer future dividend payments on these securities for a period of 10 quarters, although interest continued to accrue at the coupon rate on the principal and unpaid dividends. During the second quarter of 2001, TIMET resumed payment of dividends on these securities and made the scheduled payments of $3.3 million due on June 1, 2001 and September 1, 2001. TIMET also paid the previously deferred aggregate dividends of $13.9 million on June 1, 2001.

     Investing activities. TIMET's capital expenditures were $7.9 million for the nine months ended September 30, 2001 compared to $6.7 million for the same period in 2000, principally for capacity enhancements, capital maintenance, and safety and environmental projects. In the first quarter of 2000, TIMET sold its interest in the castings joint venture to Wyman-Gordon for $7.0 million and recorded a pre-tax gain of $1.2 million.

     Financing activities. At September 30, 2001, TIMET's net cash was approximately $5.4 million, consisting of $15.4 million of cash and $10.0 million of debt. TIMET also had approximately $152 million of borrowing availability under its various worldwide credit agreements. Net cash in the 2001 period was primarily attributed to receipt of the Boeing settlement. Net repayments in the 2000 period reflect reductions of outstanding borrowings principally in the U.S.

     Boeing Special Items. In April 2001, TIMET received a cash payment of $82.0 million in connection with the settlement of its litigation with Boeing. The proceeds were used partially to (i) repay $33.3 million of TIMET's outstanding revolving bank debt, (ii) pay the current and deferred dividends of $17.2 million on TIMET's Convertible Preferred Securities and (iii) pay legal and other costs of $9.0 million associated with the Boeing settlement.

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


NL Industries - Summarized balance sheet and cash flow information.

                                                                            September 30,            December 31,
                                                                                 2001                    2000
                                                                         ---------------------   ---------------------
                                                                                        (In millions)
Cash and cash equivalents                                                $           177.2       $           189.6
Other current assets                                                                 372.7                   364.2
Noncurrent securities                                                                 44.6                    47.2
Investments in joint ventures                                                        144.2                   150.0
Other noncurrent assets                                                               53.1                    45.4
Property and equipment                                                               324.8                   324.4
                                                                         ---------------------   ---------------------

                                                                         $         1,116.6       $         1,120.8
                                                                         =====================   =====================

Current liabilities                                                      $           278.1       $           297.9
Long-term debt                                                                       195.9                   195.4
Deferred income taxes                                                                151.9                   145.7
Accrued OPEB cost                                                                     29.7                    29.4
Environmental liabilities                                                             41.8                    57.1
Other noncurrent liabilities                                                          34.2                    44.5
Minority interest                                                                      7.2                     6.3
Stockholders' equity                                                                 377.8                   344.5
                                                                         ---------------------   ---------------------

                                                                         $         1,116.6       $         1,120.8
                                                                         =====================   =====================

                                                                                      Nine months ended
                                                                                        September 30,
                                                                         ---------------------------------------------
                                                                                 2001                    2000
                                                                         ---------------------   ---------------------
                                                                                        (In millions)
Net cash provided (used) by:
   Operating activities:
     Before changes in assets and liabilities                            $            97.2       $           123.2
     Changes in assets and liabilities                                                (4.8)                   (4.0)
                                                                         ---------------------   ---------------------
                                                                                      92.4                   119.2
   Investing activities                                                              (56.1)                  (45.6)
   Financing activities                                                              (59.8)                  (79.4)
                                                                         ---------------------   ---------------------

                                                                         $           (23.5)      $            (5.8)
                                                                         =====================   =====================
Cash paid for:
   Interest                                                              $            14.2       $            16.4
   Income taxes, net                                                                  19.5                    18.8

     Operating activities. The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities, in the first nine months of 2001 decreased from the comparable period in 2000 primarily due to lower operating income. The net cash used to fund changes in NL's inventories, receivables and payables (excluding the effect of currency translation) in the first nine months of 2001 was comparable to the first nine months of 2000 with higher inventory balances and decreases in accounts payable and accrued liabilities offset by decreases in accounts and notes receivable balances in the first nine months of 2001.

     Investing activities. In February 2001, EMS loaned $13.4 million to Tremont under a reducing revolving loan agreement. The loan was approved by special committees of NL's and EMS's Boards of Directors. The loan bears interest at prime plus 2% (8.75% at September 30, 2001), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The maximum amount available for borrowing by Tremont reduces by $250,000 per quarter. In each of the second and third quarters of 2001, Tremont repaid $250,000 of the loan. At September 30, 2001, the outstanding loan balance was $12.9 million and no amounts were available for additional borrowings by Tremont.

     In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust #2 (the "Trust") under a $25 million revolving credit agreement. The loan was approved by special committees of NL's and EMS's Boards of Directors. The loan bears interest at prime (6.75% at September 30, 2001), is due on demand with 60 days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Trust. At September 30, 2001, $5 million was available for additional borrowing by the Trust.

     In the second and third quarters of 2001, NL's capital expenditures include an aggregate of $11.7 million for the rebuilding of its Leverkusen sulfate plant.

     In the second and third quarters of 2001, NL received $5.5 million and $5 million, respectively, of insurance proceeds for property damage resulting from the Leverkusen fire and paid $1 million and $1.1 million, respectively, of expenses related to repairs and clean-up costs.

     Financing  activities.  In the second and third quarters of 2001, NL repaid
(euro)7.6 million ($6.5 million when paid) and (euro)16.4 million ($14.9 million when paid), respectively, of its euro-denominated short-term debt with excess cash flow from operations.

     In the third quarter of 2001, NL paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $9.9 million. Dividends paid during the first nine months of 2001 totaled $.60 per share or $29.9 million. On October 24, 2001, NL's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of December 10, 2001 to be paid on December 24, 2001.

     Pursuant to its share repurchase program, NL purchased 465,000 shares of its common stock at an aggregate cost of $7.1 million in the third quarter of 2001 and 677,000 shares at an aggregate cost of $9.9 million in the first nine months of 2001. In October 2001, NL's Board of Directors authorized the purchase of up to an additional 1.5 million shares. An additional 13,000 shares at an aggregate cost of $.2 million were purchased in October 2001, with 1,576,000 shares remaining for purchase under the repurchase program.

     Cash, cash equivalents, restricted cash equivalents and borrowing availability. At September 30, 2001, NL had cash and cash equivalents aggregating $97 million ($59 million held by non-U.S. subsidiaries) and an additional $93 million of restricted cash equivalents held by U.S. subsidiaries, of which $13 million was classified as a noncurrent asset. NL's subsidiaries had $25 million available for borrowing at September 30, 2001 under existing non-U.S. credit facilities.

     Income tax contingencies. Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including interest.

     NL received tax assessments from the Norwegian tax authorities proposing tax deficiencies, including related interest, of NOK 39.3 million pertaining to 1994 and 1996. NL was unsuccessful in appealing the tax assessments and in June 2001 paid NOK 39.3 million ($4.3 million when paid) to the Norwegian tax authorities. NL was adequately reserved for this contingency. The lien on NL's
Fredrikstad, Norway TiO2 plant in favor of the Norwegian tax authorities has been released.

     NL has received preliminary tax assessments for the years 1991 to 1998 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)13.6 million ($12.5 million at September 30, 2001). NL has filed protests to the assessments for the years 1991 to 1997 and expects to file a protest for 1998. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

     Environmental matters and litigation. NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has adequate accruals ($106 million at September 30, 2001) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million. NL's estimates of such liabilities have not been discounted to present value. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

     Lead pigment litigation. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and
(b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. See Part II, Item 1 - "Legal Proceedings - NL Industries."

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

TIMET

     In April 2001, TIMET reached a settlement of previously reported litigation between TIMET and The Boeing Company ("Boeing") relating to the parties' 1997 long-term titanium purchase and supply agreement. Pursuant to the settlement, TIMET received a cash payment of $82.0 million and recorded $73.0 million (cash settlement less legal fees of $9.0 million) as other operating income and approximately $10.3 million for profit sharing and other costs as selling, general, administrative and development expense during the second quarter of 2001. The parties also entered into an amended long-term agreement that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under a separate agreement, TIMET will establish and hold titanium buffer stock for Boeing at TIMET's facilities.

     In March 2001, TIMET was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET believes that the source of this tungsten was contaminated silicon, which is used as an alloying addition to the titanium at the melting stage, purchased from an outside vendor in 1998. TIMET continues to investigate the scope of this problem, including identification of customers who received material manufactured using this silicon and the applications into which such material has been placed by such customers.

     At this time, TIMET is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the ultimate liability TIMET may incur with respect to this matter. TIMET currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. TIMET is continuing to work with its affected customers to determine the appropriate remedial steps required to satisfy their claims. Based upon an assessment of possible losses completed by TIMET, TIMET recorded an aggregate charge to cost of sales for this matter of $3.8 million through September 30, 2001 ($1.0 million in the first quarter of 2001 and $2.8 million in the second quarter of 2001). This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which is not possible for TIMET to estimate at this time, and may be periodically revised in the future as more facts become known. As of September 30, 2001, $3.0 million remains accrued for potential future claims. TIMET has filed suit seeking full recovery from the silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter as of September 30, 2001.

     TIMET is involved in various other environmental, contractual, product liability and other claims, disputes and litigation incidental to its business.

     TIMET currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on TIMET's financial condition, results of operations or liquidity.

NL Industries

     Reference is made to the NL 2000 Annual Report and NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 for descriptions of certain previously reported legal proceedings.

     Brenner, et al. v. American Cyanamid, et al. (No. 12596-93). In November 2001, the Fourth Department intermediate appellate court unanimously affirmed the dismissal of plaintiff's complaint by the trial court.

     County of Santa Clara v. Atlantic Richfield Company, et al. (No. CV788657). In September 2001, the trial judge dismissed without leave to amend plaintiffs' nuisance claim and their product liabilities claims for properties not owned by plaintiffs.

     Sabater, et al. v. Lead Industries Association, et al. (No. 25533/98). In September 2001, the Federal Court dismissed the Federal Home Loan Mortgage Corporation and remanded the case to state court.

     City of Milwaukee v. NL Industries, Inc. and Mautz Paint (No. 01CV003066). In October 2001, the trial court denied NL's motion to dismiss plaintiff's conspiracy claim for lack of particularity.

     Jefferson County School District v. Lead Industries Association, et al. (No. 2001-69). In July 2001, plaintiff filed a motion to remand the case to state court.

     It is possible that other governmental entities or other plaintiffs may file claims related to lead pigment and paint similar to those described above and in the 2000 Annual Report.

     Since the filing of the 2000 Annual Report, NL has been named as a defendant in asbestos cases in various jurisdictions on behalf of approximately 2,000 additional personal injury claimants.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:

          10.1 Trust Agreement, effective as of May 22, 2001, by and between Titanium Metals Corporation and Robert E. Musgraves, incorporated by reference to Exhibit 10.1 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 2001

          10.2 Agreement to Defer Bonus Payment, effective as of May 22, 2001, by and between Titanium Metals Corporation and J. Landis Martin, incorporated by reference to Exhibit 10.2 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 2001.

          10.3 Amendment No. 1 to Loan and Security Agreement dated September 7, 2001, by and among Titanium Metals Corporation and Titanium Hearth Technologies, Inc., TIMET Millbury Corporation, TIMET Castings Corporation, TIMET Finance Management Company, TMCA International, Inc., and Congress Financial Corporation (Southwest), incorporated by reference to Exhibit 10.3 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 2001.

          10.4 Revolving Loan Note dated May 4, 2001 with Harold C. Simmons Family Trust No. 2 and EMS Financial, Inc., incorporated by reference to Exhibit 10.1 of NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 2001

          10.5 Security Agreement dated May 4, 2001 by and between Harold C. Simmons Family Trust No. 2 and EMS Financial, Inc., incorporated by reference to Exhibit 10.2 of NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 2001

          (b) Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 2001 and for the month of October 2001.

                       Filing Date                     Items Reported
              ------------------------------      --------------------------
                      July 26, 2001                        5 and 7
                     August 7, 2001                        5 and 7
                   September 21, 2001                      5 and 7
                     October 5, 2001                       5 and 7
                     October 5, 2001                       5 and 7
                    October 24, 2001                       5 and 7
                    October 24, 2001                       5 and 7

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TREMONT CORPORATION
                                     -------------------------------------------
                                                    (Registrant)




Date: November 9, 2001           By  /s/  Mark A. Wallace
------------------------             -------------------------------------------
                                     Mark A. Wallace
                                     Vice President and Chief Financial Officer
                                     (Principal Finance Officer)



Date: November 9, 2001           By  /s/ JoAnne Nadalin
------------------------             -------------------------------------------
                                     JoAnne Nadalin
                                     (Principal Accounting Officer)