Form 10-K
period 2001-12-31
TREMONT CORPORATION
filed 2002-03-26
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

                                       OR

---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10126

                               Tremont Corporation
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          76-0262791
--------------------------------                     ---------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
---------------------------            -----------------------------------------
       Common Stock                            New York Stock Exchange
($1.00 par value per share)                    Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_ ---

As of March 18, 2002, 6,424,858 shares of common stock were outstanding. The aggregate market value of the 1.3 million shares of voting stock held by nonaffiliates of Tremont Corporation as of such date approximated $35.4 million.

                      Documents incorporated by reference:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Forward-Looking Information

     The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found (i) in the Notes to Consolidated Financial Statements, (ii) in
Item 1 - Business, including those under the captions Unconsolidated Affiliate - TIMET and Unconsolidated Affiliate - NL, (iii) in Item 3 - Legal Proceedings,
(iv) in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and (v) in Item 7A - Quantitative and Qualitative Disclosures About Market Risk, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including in those portions referenced above, and those described from time to time in the Company's other filings with the Securities and Exchange Commission, such as the cyclicality of TIMET's and NL's businesses, TIMET's dependence on the aerospace industry, the sensitivity of TIMET's and NL's businesses to global productive capacity, global economic and political conditions, customer inventory levels, competitive technology positions, changes in product pricing and costs, the performance of aerospace manufacturers and TIMET under their long-term agreements, the difficulty in forecasting demand for titanium products, the impact of long-term contracts with vendors on TIMET's ability to reduce or increase supply or achieve lower costs, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), the ultimate resolution of pending or possible future litigation, legislative developments, recoveries from insurance claims and the timing thereof, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from war or terrorist activities, and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                                     PART I

ITEM 1:  BUSINESS

General

     Tremont Corporation ("Tremont" or the "Company") was originally incorporated in Delaware in 1986. The Company, headquartered in Denver, Colorado, is a holding company with operations conducted through 39%-owned Titanium Metals Corporation ("TIMET"), 21%-owned NL Industries, Inc. ("NL"), other joint ventures through wholly-owned TRECO L.L.C. ("TRECO") and through wholly-owned Tall Pines Insurance Company ("Tall Pines"). At December 31, 2001, Valhi, Inc. ("Valhi") and Tremont, each affiliates of Contran Corporation ("Contran"), held approximately 61% and 21%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. Tremont may be deemed to control TIMET. At December 31, 2001, Contran and its subsidiaries held approximately 94% of Valhi's outstanding common stock, and subsidiaries of Valhi held approximately 80% of Tremont's outstanding common stock. During 1999, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, purchased shares of TIMET common stock in market transactions; however, as of December 31, 2001, the CMRT had fully divested of all TIMET common stock. Between February 7, 2002 and March 1, 2002, the CMRT purchased 844,600 shares, or 2.6%, of TIMET common stock in market transactions. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET.

     Operating segment information is included in Note 3 to the Consolidated Financial Statements.

     During 1998, Tremont purchased shares of NL common stock for $21.8 million and at December 31, 2001, Tremont held 10.2 million shares, or 21%, of NL's outstanding common stock. In 1998, Tremont purchased shares of TIMET common stock for $9.6 million and in February 1999, Tremont exercised an option, received in connection with TIMET's acquisition of IMI Titanium ("IMI"), to purchase an additional two million shares of TIMET common stock for $16 million. At December 31, 2001, Tremont held 12.3 million shares, or approximately 39%, of TIMET's outstanding common stock. See Note 4 to the Consolidated Financial Statements.

     In the fourth quarter of 1999, the Company recognized a $61 million pre-tax impairment charge ($38 million net-of-tax) for an other than temporary decline in the market value of TIMET. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the Consolidated Financial Statements.

     In December 2000, TRECO purchased the 25% minority interest in TRECO held by Union Titanium Sponge Corporation for $2.5 million, and at December 31, 2001 and 2000, the Company owned 100% of TRECO.

Unconsolidated affiliate - TIMET

     TIMET files periodic reports with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The following information with respect to TIMET (Commission File Number 0-28538) has been summarized from such reports which contain more detailed information concerning the business, results of operations, financial position and liquidity of TIMET.

     General. Titanium Metals Corporation ("TIMET") was originally formed in 1950 and was incorporated in Delaware in 1955. TIMET is one of the world's leading integrated producers of titanium sponge, melted and mill products. TIMET is the only integrated producer with major titanium production facilities in both the United States and Europe, the world's principal markets for titanium. TIMET estimates that in 2001 it accounted for approximately 24% of worldwide industry shipments of mill products and approximately 13% of worldwide sponge production.

     Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately 40% of aggregate mill product shipments in 2001, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in emerging markets with such diverse uses as offshore oil and gas production installations, geothermal facilities, military armor, automotive and architectural applications.

     TIMET's products include (i) titanium sponge, the basic form of titanium metal used in processed titanium products, (ii) melted products, comprised of titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements and (iii) mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip), pipe and pipe fittings. TIMET believes it is among the lower-cost producers of titanium sponge and melted products due in part to its manufacturing expertise and technology. The titanium industry is comprised of several manufacturers that, like TIMET, produce a relatively complete range of titanium products and a significant number of producers worldwide that manufacture a limited range of titanium mill products. TIMET is presently the only active titanium sponge producer in the U.S.

     TIMET's long-term strategy is to maximize the value of its core aerospace business and develop new markets, applications and products to help reduce its traditional dependence on the aerospace industry. In the near term, TIMET is focused on reducing its cost structure, improving the quality of its products and processes and taking other actions to return to profitability and generate positive cash flow.

     Industry. The titanium industry historically has derived a substantial portion of its business from the aerospace industry. Mill product shipments to the aerospace industry in 2001 represented about 40% of total titanium demand and slightly over 80% of TIMET's annual mill product shipments. Aerospace demand for titanium products, which includes both jet engine components (i.e. blades, discs, rings and engine cases) and air frame components (i.e. bulkheads, tail sections, landing gears, wing supports and fasteners) can be broken down into commercial and military sectors. The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET. Industry shipments of mill products to the commercial aerospace sector in 2001 accounted for approximately 90% of aerospace demand and 35% of aggregate mill product demand.

     The cyclical nature of the aerospace industry has been the principal driver of the historical fluctuations in the performance of titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1980, 1989, 1997 and 2001 and cyclical lows in 1983, 1991 and 1999. Demand for titanium reached its highest peak in 1997 when industry mill product shipments reached an estimated 60,000 metric tons. Industry mill product shipments subsequently declined approximately 5% to an estimated 57,000 metric tons in 1998. After falling 16% from 1998 levels to 48,000 metric tons in 1999 and 2000, industry shipments climbed to an estimated 51,000 metric tons in 2001. TIMET expects total industry mill product shipments will decrease in 2002 by approximately 16% to approximately 43,000 metric tons.

     During the latter part of 2001, an economic slowdown in the U.S. and other regions of the world began to negatively affect the commercial aerospace industry as evidenced by, among other things, a decline in airline passenger traffic, reported operating losses by a number of airlines and a reduction in the forecasted deliveries of large commercial aircraft from both Boeing and Airbus. On September 11, 2001, the United States was the target of terrorist attacks that exacerbated these trends and had a significant adverse impact on the global economy and the commercial aerospace industry. The major U.S. airlines reported significant financial losses in the fourth quarter of 2001 and profits for European and Asian airlines declined. In response, airlines have announced a number of actions to reduce both costs and capacity including, but not limited to, the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft and allowing purchase options to expire. These events have resulted in the major commercial airframe and jet engine manufacturers substantially reducing both their forecast of jet engine and large commercial aircraft deliveries over the next few years and their production levels in 2002. Although certain recently reported economic data may indicate some modest level of recovery, TIMET expects the current slowdown in the commercial aerospace sector to last for about two years.

     TIMET believes that mill product demand for the commercial aerospace sector could decline by up to 40% in 2002, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain since September 11, 2001. The aerospace supply chain is fragmented and decentralized, making it difficult to quantify excess inventories. However, TIMET roughly estimates that excess inventory throughout the supply chain might be in the range of 3,200 to 5,500 metric tons at the end of 2001, and believes it may take up to two years for such excess inventory to be substantially absorbed.

     According to The Airline Monitor, a leading aerospace publication, the worldwide commercial airline industry reported an estimated operating loss of approximately $13 billion in 2001, compared with operating income of $11 billion in 2000 and $12 billion in 1999. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2001 period peaked in 1999 with 889 aircraft, including 254 wide body aircraft. Wide body aircraft use substantially more titanium than their narrow body counterparts. Large commercial aircraft deliveries totaled 834 (including 202 wide bodies) in 2001, and the most recent forecast of aircraft deliveries by The Airline Monitor calls for 660 deliveries in 2002, 505 deliveries in 2003 and 515 deliveries in 2004. After 2004, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries, with forecasted deliveries of 920 aircraft in 2008 exceeding 2001 levels. Relative to 2001, these forecasted delivery rates represent anticipated declines of about 20% in 2002 and just under 40% in 2003 and 2004. Additionally, TIMET's discussions with jet engine manufacturers and related suppliers suggest that they are expecting production declines in 2002 relative to 2001 in the range of 25% to 30%. The demand for titanium generally precedes aircraft deliveries by about one year, although this varies considerably by titanium product. Accordingly, TIMET's cycle historically precedes the cycle of the aircraft industry and related deliveries. TIMET can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will affect demand for TIMET's products.

     Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has significantly expanded. Established industrial uses for titanium include chemical plants, industrial power plants, desalination plants and pollution control equipment. Titanium continues to gain acceptance in many emerging market applications, including automotive, military armor, energy, architecture and consumer products. Although titanium is generally higher cost than other competing metals, in many cases customers find the physical properties of titanium to be attractive from the standpoint of performance, design alternatives, life cycle value and other factors. Although emerging market demand presently represents only about 10% of the total industry demand for titanium mill products, TIMET believes emerging market demand, in the aggregate, could grow at healthy double-digit rates over the next few years. TIMET is actively pursuing these markets.

     Although difficult to predict, the most attractive emerging segment appears to be automotive, due to its potential for sustainable long-term growth. Titanium is now used in several consumer car applications including the Toyota Alteeza, Infiniti Q45, Corvette Z06, Volkswagen Lupo FSI, Honda S2000 and Mercedes S Class. At the present time, titanium is primarily used for exhaust systems and suspension springs in consumer vehicles. In exhaust systems, titanium provides for significant weight savings, while its corrosion resistance provides life-of-vehicle durability. In suspension spring applications, titanium saves weight and its combination of low mass and low modulus of elasticity allows the spring's height to be reduced by 20% to 50% compared to a steel spring.

     Titanium is also making inroads into other automotive applications, including turbo charger wheels, brake parts, pistons, valves and internal engine components. Titanium engine components provide mass-reduction benefits, allowing a corresponding weight and size reduction in crankshaft counterbalance weights and resultant improvements in noise, vibration and harshness. The additional cost associated with titanium's use for internal engine parts can be offset by the elimination of balance shafts and the ability to replace sophisticated engine mounts with low cost, compact, simple designs. All of this can translate into greater styling and structural design freedom for automotive designers and engineers. Titanium is also advantageous compared to alternative materials in that it often can be formed and fabricated on the same tooling used for the steel component it is typically replacing.

     The decision to select titanium components for consumer car, truck and motorcycle components remains highly cost sensitive; however, TIMET believes titanium's acceptance in consumer vehicles will expand as the automotive industry continues to better understand the benefits it offers.

     Customer agreements. TIMET has long-term agreements ("LTAs") with certain major aerospace customers, including, but not limited to, The Boeing Company ("Boeing"), Rolls-Royce plc ("Rolls-Royce"), United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company ("Wyman-Gordon") (a unit of Precision Castparts Corporation ("PCC")). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The LTAs generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years. Generally, the LTAs require TIMET's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by TIMET, the LTAs may be terminated early. Additionally, if the parties are unable to reach agreement on pricing after the initial pricing period or in certain other circumstances, the LTAs may be terminated early.
These agreements were designed to limit selling price volatility to the customer, while providing TIMET with a committed base of volume throughout the aerospace business cycles. They also, to varying degrees, effectively obligate TIMET to bear part of the risks of increases in raw material and other costs, but allow TIMET to benefit in part from decreases in such costs. These contracts and others represent the core of TIMET's long-term aerospace strategy.

     In April 2001, TIMET reached a settlement of the litigation between TIMET and Boeing related to the parties' 1997 LTA. Pursuant to the settlement, TIMET received a cash payment of $82 million from Boeing. In addition, TIMET and Boeing also entered into an amended LTA that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under the amended LTA, Boeing will advance TIMET $28.5 million annually from 2002 through 2007. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement, TIMET will establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing will pay TIMET as such product is produced. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - TIMET for additional information regarding the Boeing LTA.

     TIMET also has an LTA with VALTIMET SAS ("VALTIMET"), a manufacturer of stainless steel, copper, nickel and welded titanium tubing that is principally sold into the industrial markets. VALTIMET is a 44% owned affiliate of TIMET. The LTA was entered into in 1997 and expires in 2007. Under the LTA, VALTIMET has agreed to purchase a certain percentage of its titanium requirements from TIMET at formula-determined selling prices, subject to certain conditions. Certain provisions of this contract have been renegotiated in the past and may be renegotiated in the future to meet changing business conditions.

     Acquisitions and capital transactions during the past five years. In 1998, TIMET (i) acquired Loterios S.p.A. to increase its market share in industrial markets, and provide increased geographic sales coverage in Europe, (ii) purchased for cash $80 million of non-voting and non-marketable convertible preferred securities of Special Metals Corporation ("SMC"), a U.S. manufacturer of wrought nickel-based superalloys and special alloy long products and (iii) entered into a castings joint venture with Wyman-Gordon. In January 2000, TIMET sold its interest in the castings joint venture for $7 million and realized a gain of $1.2 million on the sale. In December 2001, TIMET determined that there had been an other than temporary decline in the fair value of its investment in SMC and reduced the carrying amount of these securities and related dividends and interest to an estimated fair value of $27.5 million.

     In 1998, Tremont purchased TIMET common stock in market transactions. In 1999, Tremont exercised an option to purchase approximately two million shares of TIMET's common stock. At December 31, 2001, Tremont held approximately 39% of TIMET's outstanding common stock.

     Products and operations. TIMET is a vertically integrated titanium manufacturer whose products include (i) titanium sponge, the basic form of titanium metal used in processed titanium products, (ii) melted products comprised of titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements and (iii) mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip), pipe and pipe fittings. During the past three years, all of TIMET's sales revenue was generated by TIMET's integrated titanium operations (its "Titanium melted and mill products" segment), its principal business segment.

     Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in sponge production involves the chlorination of titanium-containing rutile ores (derived from beach sand) with chlorine and coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. TIMET's titanium sponge production facility in Henderson, Nevada, incorporates vacuum distillation  process  ("VDP")  technology,  which  removes  the  magnesium  and magnesium chloride residues by applying heat to the sponge mass while maintaining vacuum in the chamber. The combination of heat and vacuum boils the residues from the reactor mass into the condensing vessel. The titanium mass is then mechanically pushed out of the original reactor, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled.

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

     Titanium mill products result from the forging, rolling, drawing, welding and/or extrusion of titanium ingots or slabs into products of various sizes and grades. These mill products include titanium billet, bar, rod, plate, sheet, strip, pipe and pipe fittings. TIMET sends certain products to outside vendors for further processing before being shipped to customers or to TIMET's service centers. Many of TIMET's customers process TIMET's products for their ultimate end-use or for sale to third parties.

     During the production process and following the completion of manufacturing, TIMET performs extensive testing on its products, including sponge, melted and mill products. Testing may involve chemical analysis, mechanical testing, ultrasonic and x-ray testing. The inspection process is critical to ensuring that TIMET's products meet the high quality requirements of customers, particularly in aerospace components production. TIMET certifies its products meet customer specification at the time of shipment for substantially all customer orders.

     TIMET is reliant on several outside processors to perform certain rolling, finishing and other processing steps in the U.S., and certain melting, forging and finishing steps in France. In the U.S., one of the processors that performs these steps in relation to strip production and another as relates to plate finishing are owned by a competitor. One of the processors as relates to extrusion is operated by a customer. These processors are currently the sole source for these services. Other processors used in the U.S. are not competitors. In France, the processor is also a joint venture partner in TIMET's 70%-owned subsidiary, TIMET Savoie, SA ("TIMET Savoie"). Although TIMET believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months or longer, and any interruption in these functions could have a material and adverse effect on TIMET's business, results of operations, financial position and liquidity in the near term.

     Raw  materials.  The  principal  raw  materials  used in the  production of titanium mill products are titanium sponge, titanium scrap and alloying elements. TIMET processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge. During 2001, approximately 32% of TIMET's melted and mill product was made from internally produced sponge, 40% from purchased sponge, 21% from titanium scrap and 7% from alloying elements.

     The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Titanium-containing rutile ore is currently available from a limited number of suppliers around the world, principally located in Australia, South Africa, India and the United States. A majority of TIMET's supply of rutile ore is currently purchased from Australian suppliers. TIMET believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its rutile supplies, although political or economic instability in the countries from which TIMET purchases its rutile could materially and adversely affect availability. Although TIMET believes that the availability of rutile ore is adequate in the near term, there can be no assurance that TIMET will not experience interruptions.

     Chlorine is currently obtained from a single supplier near TIMET's sponge plant. That supplier is currently reorganizing under Chapter 11 bankruptcy. While TIMET does not presently anticipate any chlorine supply problems, there can be no assurances the chlorine supply will not be interrupted. TIMET has taken steps to mitigate this risk, including establishing the feasibility of certain equipment modifications to enable it to utilize alternative chlorine suppliers or to purchase and successfully utilize an intermediate product which will allow TIMET to bypass the purchase of chlorine if needed. Magnesium and petroleum coke are also generally available from a number of suppliers. Various alloying elements used in the production of titanium ingot are available from a number of suppliers.

     Should TIMET be unable to obtain the necessary raw materials, TIMET may incur higher costs to purchase sponge which could have a material adverse effect on TIMET's business, results of operations, financial position and liquidity.

     While TIMET was one of six major worldwide producers of titanium sponge in 2001, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a substantial portion of its sponge requirements. Titanium mill and melted products require varying grades of sponge and/or scrap depending on the customers' specifications and expected end use. In 2001, Allegheny Technologies, Inc. idled its titanium sponge production facility, making TIMET the only active U.S. producer of titanium sponge and reducing the number of active worldwide producers to five. Presently, TIMET and certain suppliers in Japan are the only producers of premium quality sponge required for more demanding aerospace applications. However, one additional sponge supplier is presently undergoing qualification tests of its product for premium quality applications and is expected to be qualified for such during 2002.

     Historically, TIMET has purchased sponge predominantly from producers in Japan and Kazakhstan. During 2000 and throughout 2001, TIMET also purchased sponge from the U.S. Defense Logistics Agency ("DLA") stockpile. In 2002, TIMET expects to continue to purchase sponge from Japan, Kazakhstan and the DLA.

     TIMET has a ten-year LTA for the purchase of titanium sponge produced in Kazakhstan. The LTA runs through 2007, with firm pricing through 2002, subject to certain possible adjustments and possible early termination in 2004. TIMET is currently in the process of renegotiating certain components of this LTA with the supplier. Although the LTA provides for minimum annual purchases by TIMET of 6,000 metric tons, the supplier has agreed to reduced purchases by TIMET since 1999. TIMET is currently operating under an agreement in principle that provides for significantly reduced minimum purchases in 2002 and certain other modified terms. TIMET has no other long-term sponge supply agreements.

     TIMET facilities. Set forth below is a listing of TIMET's major production facilities. In addition to its U.S. sponge capacity discussed below, TIMET's worldwide melting capacity presently aggregates approximately 45,000 metric tons (estimated 30% of world capacity), and its mill capacity aggregates approximately 20,000 metric tons (estimated 16% of world capacity). Approximately 35% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting ("EB") furnaces, 63% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting ("VIM") furnace.

                                                                                             Annual Practical
                                                                                     ---------------------------------
                                                                                            Capacities (3) (4)
                                                                                     ---------------------------------
                                                                                        Melted              Mill
         Manufacturing Location                     Products Manufactured              Products           Products
------------------------------------------    -----------------------------------    --------------    ---------------
                                                                                              (metric tons)
Henderson, Nevada(1)                          Sponge, Ingot                             12,250               -
Morgantown, Pennsylvania(1)                   Slab, Ingot, Raw materials
                                                 processing                             20,000               -
Toronto, Ohio(1)                              Billet, Bar, Plate, Sheet, Strip            -                 9,900
Vallejo, California(2)                        Ingot (including non-titanium
                                                 superalloys)                            1,600               -
Ugine, France(2)                              Ingot, Billet, Bar, Wire,
                                                 Extrusions                              2,450              2,000
Waunarlwydd (Swansea), Wales(1)               Bar, Plate, Sheet                              -              3,900
Witton, England(2)                            Ingot, Billet, Bar                         8,700              8,000

--------------------------------------------------------------------------------
(1)  Owned facilities.
(2)  Leased facilities.
(3)  Practical capacities are variable based on production mix.
(4)  Practical capacities are not additive.


     TIMET has operated its major production facilities at varying levels of practical capacity during the past three years. In 2001, the plants operated at approximately 75% of practical capacity, an increase from 60% in 2000 and from 55% in 1999. In 2002, TIMET's plants are expected to operate at 60% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced. In 1999, TIMET idled its Kroll-leach process sponge facility in Henderson, Nevada due to changing market conditions for certain grades of titanium sponge.

     TIMET conducts its operations in Europe primarily through its wholly owned subsidiaries TIMET UK, Ltd. ("TIMET UK"), 70% owned TIMET Savoie and wholly owned Loterios S.p.A. ("Loterios"). TIMET UK's Witton, England facilities are leased pursuant to long-term capital leases expiring in 2026. TIMET Savoie has the right to utilize portions of the Ugine, France plant of Compagnie Europeene du Zirconium-CEZUS, S.A. ("CEZUS"), the 30% minority partner in TIMET Savoie, pursuant to an agreement expiring in 2006.

     United States production. TIMET's VDP sponge facility is expected to operate at approximately 95% of its annual practical capacity of 8,600 metric tons during 2002, up slightly from approximately 94% in 2001. VDP sponge is used principally as a raw material for TIMET's melting facilities in the U.S. and Europe. Approximately 1,200 metric tons of VDP production from TIMET's Henderson, Nevada facility was used in Europe during 2001, which represented approximately 20% of the sponge consumed in TIMET's European operations. TIMET expects the consumption of VDP sponge in its European operations to be 40% of their sponge requirements in 2002. The raw materials processing facilities in Morgantown, Pennsylvania primarily process scrap used as melting feedstock, either in combination with sponge or separately.

     TIMET's U.S. melting facilities in Henderson, Nevada and Morgantown, Pennsylvania, produce ingots and slabs both sold to customers and used as feedstock for its mill products operations. These melting facilities are expected to operate at approximately 50% of aggregate capacity in 2002.

     Titanium mill products are produced by TIMET in the U.S. at its forging and rolling facility in Toronto, Ohio, which receives intermediate titanium products (ingots or slabs) principally from TIMET's U.S. melting facilities. TIMET's U.S. forging and rolling facility is expected to operate at approximately 60% of practical capacity in 2002. Capacity utilization across TIMET's product lines varies.

     Sponge for melting requirements in the U.S. that is not supplied by TIMET's Henderson, Nevada plant is purchased principally from suppliers in Japan and Kazakhstan, and from the DLA.

     European production. TIMET UK's melting facility in Witton, England produces VAR ingots used primarily as feedstock for its forging operations, also in Witton. The forging operations process the ingots principally into billet product for sale to customers or into an intermediate product for further processing into bar and plate at its facility in Waunarlwydd, Wales. U.K. melting and mill products production in 2002 is expected to operate at approximately 60% and 45%, respectively, of practical capacity.

     The capacity of 70%-owned TIMET Savoie in Ugine, France is to a certain extent dependent upon the level of activity in CEZUS' zirconium business, which may from time to time provide TIMET Savoie with capacity in excess of that contractually required to be provided by CEZUS. During 2002, TIMET Savoie expects to operate at approximately 60% of the maximum capacity required to be provided by CEZUS.

     Sponge for melting requirements in both the U.K. and France that is not supplied by TIMET's U.S. Henderson, Nevada plant is purchased principally from suppliers in Japan and Kazakhstan.

     Distribution. TIMET sells its products through its own sales force based in the U.S. and Europe, and through independent agents worldwide. TIMET's marketing and distribution system also includes eight Company-owned service centers (five in the U.S. and three in Europe), which sell TIMET's products on a just-in-time basis. The service centers primarily sell value-added and customized mill products including bar and flat-rolled sheet and strip. TIMET believes its service centers provide a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

     TIMET believes that it has a competitive sales advantage arising from the location of certain of its production plants and service centers, which are in close proximity to major customers.

     Markets and customer base. Approximately 50% of TIMET's 2001 sales revenue was generated by sales to customers within North America, about 40% to European customers and the balance to other regions. Over 70% of TIMET's sales revenue was generated by sales to the aerospace industry. Sales under TIMET's LTAs accounted for over 40% of its sales revenue in 2001. Sales to PCC and its related entities approximated 11% of TIMET's sales revenue in 2001. Sales to Rolls-Royce and other Rolls-Royce suppliers under the Rolls-Royce LTA (including sales to certain of the PCC related entities) represented approximately 15% of TIMET's sales revenue in 2001. TIMET expects that while a majority of its 2002 sales revenue will be to the aerospace industry, other markets will continue to represent a significant portion of sales.

     The primary market for titanium products in the commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial airframes: Boeing Commercial Airplanes Group of the United States and Airbus Integrated Company (80% owned by European Aeronautic Defence and Space Company and 20% owned by BAE Systems) of Europe ("Airbus"). In addition to the airframe manufacturers, the following four manufacturers of large civil aircraft engines are also significant titanium users - Rolls-Royce, Pratt & Whitney (a unit of United Technologies Corporation), General Electric Aircraft Engines and Societe Nationale d'Etude et de Construction de Moteurs d'Aviation ("Snecma"). TIMET's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use TIMET's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on TIMET.

     As of December 31, 2001, the estimated firm order backlog for Boeing and Airbus, as reported by The Airline Monitor, was 2,919 planes, versus 3,224 planes at the end of 2000 and 2,943 planes at the end of 1999. The backlogs for Boeing and Airbus reflect orders for aircraft to be delivered over several years. For example, the first deliveries of the Airbus A380 are anticipated to begin in 2006. Additionally, changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of contractual orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near term business activity, but may be indicative of potential business levels over a longer-term horizon.

     The newer wide body planes, such as the Boeing 777 and the Airbus A330, A340 and A380, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. Titanium represents approximately 9% of the total fly weight of a Boeing 777 for example, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year-end 2001 was 801 (27% of total backlog) compared to 751 (23% of total backlog) at the end of 2000. At year-end 2001, a total of 85 firm orders had been placed for the Airbus A380 superjumbo jet, which was officially launched in December 2000. TIMET estimates that approximately 65 metric tons of titanium will be purchased for each A380 manufactured, the most of any commercial aircraft.

     Outside of aerospace markets, TIMET manufactures a wide range of industrial products including sheet, plate, tube, bar, billet and skelp for customers in the chemical process, oil and gas, consumer, sporting goods, automotive, power generation and armor/armament industries. Approximately 15% of TIMET's sales revenue in 2001 was generated by sales into the industrial and emerging markets, including sales to VALTIMET for the production of condenser tubing. For the oil and gas industries, TIMET provides seamless pipe for downhole casing, risers, tapered stress joints and other offshore oil production equipment, including fabrication of subsea manifolds. In armor and armament, TIMET sells plate products for fabrication into door hatches on fighting vehicles, as well as tank/turret protection.

     In addition to mill and melted products, TIMET sells certain products it collectively refers to as "Other," such as sponge which is not suitable for internal consumption, titanium tetrachloride and fabricated titanium assemblies. Sales of these other products represented 12% of TIMET's sales revenue in each of 2001 and 2000, and 14% of sales revenue in 1999.

     TIMET's backlog of unfilled orders was approximately $225 million at December 31, 2001, compared to $245 million at December 31, 2000 and $195 million at December 31, 1999. Substantially all of the 2001 year-end backlog is scheduled to be shipped during 2002. However, TIMET's order backlog may not be a reliable indicator of future business activity. Since September 11, 2001, TIMET has received a number of deferrals and cancellations of previously scheduled orders and believes such requests will continue into 2002.

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

     Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, France, Italy, Russia, China and the United Kingdom. With the idling of Allegheny Technologies' sponge manufacturing facility discussed previously, TIMET is one of four "integrated producers" in the world, with integrated producers being considered as those that produce at least both sponge and ingot. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot.

     TIMET's principal competitors in aerospace markets are Allegheny Technologies Inc. and RTI International Metals, Inc., both based in the United States, and Verkhnaya Salda Metallurgical Production Organization ("VSMPO"), based in Russia. These companies, along with the Japanese producers and other companies, are also principal competitors in industrial markets. TIMET competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

     In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, duties (including antidumping duties). However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry. To the extent TIMET has been able to take advantage of this situation by purchasing sponge, ingot or intermediate and finished mill products from such countries for use in its own operations, the negative effect of these imports on TIMET has been somewhat mitigated.

     Generally, imports into the U.S. of titanium products from countries designated by the U.S. government as "most favored nations" are subject to a 15% tariff (45% for other countries). Titanium products for tariff purposes are broadly classified as either wrought or unwrought. Wrought products include bar, sheet, strip, plate and tubing. Unwrought products include sponge, ingot, slab and billet. For most periods since 1993, imports of titanium wrought products from Russia were exempted from this duty under the "generalized system of preferences" or "GSP" program designed to aid developing economies. TIMET has successfully resisted efforts to date to expand the scope of the GSP program to eliminate duties on sponge and other unwrought titanium products from Russia and Kazakhstan. Antidumping duties on imports of titanium sponge from Japan and the former Soviet Union were revoked in 1998. TIMET's appeal of that revocation was not successful.

     Further reductions in, or the complete elimination of, all or any of these tariffs, including expansion of the GSP program to unwrought titanium products, could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus the business, results of operations, financial position and liquidity of TIMET. However, since 1993, TIMET has been a large importer of foreign titanium sponge and mill products, particularly sponge from Kazakhstan, into the U.S. To the extent TIMET remains a substantial purchaser of these products, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially ameliorated by the decreased cost to TIMET for these products to the extent it currently bears the cost of the import duties.

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

     Research and development. TIMET's research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors, and key research activities center around the design of new alloys and the associated applications development focused by specific commercial strategies in the automotive and aerospace markets. In addition, TIMET continues a focus on enhancing the performance of TIMET's existing products, as applications for TIMET's proprietary alloys, such as TIMETAL(R)834, TIMETAL 5111 and TIMETAL LCB, continue to develop. TIMET conducts the majority of its research and development activities at its Henderson Technical Laboratory in Henderson, Nevada, which is supported by additional activities at its Witton facility in Birmingham, England.

     Patents and trademarks. TIMET holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology. TIMET continually seeks patent protection with respect to its technical base and has occasionally entered into cross-licensing arrangements with third parties. However, most of the titanium alloys and manufacturing technology used by TIMET do not benefit from patent or other intellectual property protection. TIMET believes that the trademarks TIMET(R) and TIMETAL(R), which are protected by registration in the U.S. and other countries, are important to its business.

     Employees. The cyclical nature of the aerospace industry and its impact on TIMET's business is the principal reason that TIMET periodically implements cost reduction, restructurings, reorganizations and other changes that impact TIMET's employment levels. The following table shows the fluctuation in the number of employees over the past 3 years. The 9% increase in employees from 2000 to 2001, and the 6% reduction in employees from 1999 to 2000, were principally in response to changes in market demand for TIMET's products. During 2002, TIMET expects to decrease employment, principally in its manufacturing operations, due to the previously discussed decline in demand for titanium products.

                                                                          Employees at December 31,
                                                          -----------------------------------------------------------
                                                                2001                 2000                 1999
                                                          ------------------    ----------------    -----------------
U.S.                                                             1,462                1,333                1,490
Europe                                                             948                  887                  860
                                                          ------------------    ----------------    -----------------
  Total                                                          2,410                2,220                2,350
                                                          ==================    ================    =================


     TIMET's production, maintenance, clerical and technical workers in Toronto, Ohio, and its production and maintenance workers in Henderson, Nevada are represented by the United Steelworkers of America ("USWA") under contracts expiring in June 2002 and October 2004, respectively. Employees at TIMET's other U.S. facilities are not covered by collective bargaining agreements. Approximately 62% of the salaried and hourly employees at TIMET's European facilities are represented by various European labor unions, generally under annual agreements.

     While TIMET currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages, or other labor disruptions, upon the expiration of the Toronto, Ohio labor contract, or other labor contracts, that could materially and adversely affect TIMET's business, results of operations, financial position, and liquidity.

     Regulatory and environmental matters. TIMET's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. TIMET uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at TIMET's Henderson, Nevada facility, TIMET produces and uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. TIMET has used such substances throughout the history of its operations. As a result, risk of environmental damage is inherent in TIMET's operations. TIMET's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to TIMET's business, results of operations, financial position or liquidity.

     TIMET's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws have not had, and are not presently expected to have, a material adverse effect on TIMET's business, results of operations, financial position or liquidity.

     TIMET believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. TIMET's policy is to continually strive to improve environmental, health and safety performance. From time to time, TIMET may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties. TIMET incurred capital expenditures for health, safety and environmental compliance matters of approximately $2.4 million in 2001, $2.6 million in 2000 and $4.0 million in 1999. TIMET's capital budget provides for approximately $2.0 million of such expenditures in 2002. However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters. See Note 12 to the Consolidated Financial Statements - Commitments and Contingencies - Environmental matters - TIMET.

Unconsolidated affiliate - NL

     NL files periodic reports with the Commission pursuant to the Exchange Act. The following information with respect to NL (Commission File Number 1-640) has been summarized from such reports, which contain more detailed information concerning the business, results of operations, financial condition and liquidity of NL.

     General. NL Industries, Inc., organized as a New Jersey corporation in 1891, conducts its operations through its principal wholly-owned subsidiary, Kronos, Inc. ("Kronos"). Kronos is the world's fifth largest producer of titanium dioxide pigments ("TiO2") with an estimated 11% share of worldwide TiO2 sales volume in 2001. Approximately one-half of Kronos' 2001 sales volume was in Europe, where Kronos is the second largest producer of TiO2.

     NL's primary objective is to maximize total shareholder return. NL continues to take steps towards achieving its objective, including (i) controlling costs, (ii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity and efficiency, (iii) maintaining its regular quarterly dividend of $.20 per share, and (iv) improving its capital structure. NL periodically considers mergers or acquisitions, which may be within or outside the chemical industry, and acquisitions of additional TiO2 production capacity to meet its objective.

     Industry. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, plastics, paper, fibers and ceramics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world.

     Pricing within the global TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. NL's average TiO2 selling price on a billing currency basis decreased from the preceding quarter during each quarter of 2001, reversing the upward trend in prices that began in the fourth quarter of 1999 and continued through the fourth quarter of 2000. Industry-wide demand for TiO2 weakened throughout 2001, with full year demand estimated as 7% lower than the previous year. This is believed to have been the result of a slowdown in economic growth and a reduction in customer inventory levels. Volume demand in 2002 is anticipated to increase, if an expected recovery in worldwide economic growth materializes.

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

     Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form. Kronos' manufacturing facilities are located in Germany, Canada, Belgium and Norway, and Kronos owns a one-half interest in a TiO2 manufacturing joint venture located in Louisiana, U.S.A. Kronos has sales and marketing activities in over 100 countries worldwide. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 2001 TiO2 sales were to Europe, with 38% to North America and the balance to export markets.

     Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used as a feedstock by sulfate-process TiO2 plants) and has estimated ilmenite reserves that are expected to last at least 20 years. Kronos is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Kronos' water treatment chemicals (marketed under the name Ecochem) are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.

     A fire on March 20, 2001 damaged a section of NL's Leverkusen, Germany 35,000 metric ton sulfate-process TiO2 plant ("Sulfate Plant") and, as a result, production of TiO2 at the Leverkusen facility was halted. The fire did not enter NL's adjacent 125,000 metric ton chloride-process TiO2 plant ("Chloride Plant"), but did damage certain support equipment necessary to operate that plant. The damage to the support equipment resulted in a temporary shutdown of the Chloride Plant. On April 8, 2001, repairs to the damaged support equipment were substantially completed and full production resumed at the Chloride Plant. The Sulfate Plant became approximately 50% operational in September 2001 and became fully operational in late October 2001.

     Manufacturing process and raw materials. TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately 70% of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology normally produces either anatase or rutile pigment. The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and higher titanium-containing feedstock is used, the chloride process produces less waste. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is `finished' into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing.

     Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments and, in 2001, chloride-process production facilities represented approximately 60% of industry capacity.

     Kronos produced 412,000 metric tons of TiO2 in 2001, compared to a record 441,000 metric tons produced in 2000 and 411,000 metric tons in 1999. Kronos' average production capacity utilization rate in 2001 was 91%, down from near full capacity in 2000, primarily due to lost production volume resulting from the Leverkusen fire and NL's decision to curtail production in the fourth quarter of 2001 as demand remained soft. Kronos believes its current annual attainable production capacity is approximately 455,000 metric tons, including its one-half interest in the joint venture-owned Louisiana plant (see TiO2 manufacturing joint venture). NL expects its production capacity will be increased by approximately 25,000 metric tons primarily at its chloride facilities, with moderate capital expenditures, bringing Kronos' capacity to approximately 480,000 metric tons during 2005.

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

     Kronos purchases slag refined from ilmenite sand from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa), a 51%-owned subsidiary of Rio Tinto plc (U.K.), under a long-term supply contract that expires at the end of 2006. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia), a company formed through the merger of Westralian Sands Limited (Australia) and RGC Mineral Sands, Ltd., under a long-term supply contract that expires at the end of 2005. NL does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock derived primarily from rock and beach sand ilmenite and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway, which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 2001. For its Canadian sulfate-process plant, Kronos also purchases sulfate grade slag from Q.I.T. Fer et Titane Inc. (Canada), a wholly owned subsidiary of Rio Tinto Iron & Titanium, Inc., under a long-term supply contract which expires in 2006.

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

     TiO2 manufacturing joint venture. Subsidiaries of Kronos and Huntsman International Holdings LLC ("Huntsman") each own a 50%-interest in a manufacturing joint venture, Louisiana Pigment Company ("LPC"). LPC owns and operates a chloride-process TiO2 plant located in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Huntsman (the "Partners") pursuant to separate offtake agreements.

     A supervisory committee, composed of four members, two of whom are appointed by each Partner, directs the business and affairs of LPC including production and output decisions. Two general managers, one appointed and compensated by each Partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

     The manufacturing joint venture operates on a break-even basis and, accordingly, NL reports no equity in earnings of the joint venture. Kronos' cost for its share of the TiO2 produced is equal to its share of the joint venture's costs. Kronos' share of net costs is reported as cost of sales as the related TiO2 acquired from the joint venture is sold.

     Competition. The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 2001 Kronos had an estimated 11% share of worldwide TiO2 sales volume, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

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

     Capacity additions that are the result of construction of greenfield plants in the worldwide TiO2 market require significant capital and substantial lead time, typically three to five years in NL's experience. No greenfield plants have been announced, but industry capacity can be expected to increase as Kronos and its competitors debottleneck existing plants. In addition to potential capacity additions, certain competitors have announced that they have either idled or shut down facilities. Based on the factors described under the caption Industry above, NL expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 over the next three to five years.

     No assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to NL's expectations. If actual developments differ from NL's expectations, NL and the TiO2 industry's performance could be unfavorably affected.

     Research and development. NL's expenditures for research and development and certain technical support programs have averaged approximately $6 million annually during the past three years. Research and development activities are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily toward improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

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

     Foreign operations. NL's chemical businesses have operated in non-U.S. markets since the 1920s. Most of Kronos' current production capacity is located in Europe and Canada with non-U.S. net property and equipment aggregating $323 million at December 31, 2001. Net property and equipment in the U.S., including 50% of the property and equipment of LPC, was $132 million at December 31, 2001. Kronos' European operations include production facilities in Germany, Belgium and Norway. Approximately $577 million of NL's 2001 consolidated sales were to non-U.S. customers, including $104 million to customers in areas other than Europe and Canada. Sales to customers in the U.S. aggregated $258 million in 2001. Foreign operations are subject to, among other things, currency exchange rate fluctuations and NL's results of operations have, in the past, been both favorably and unfavorably affected by fluctuations in currency exchange rates. Effects of fluctuations in currency exchange rates on NL's results of operations are discussed in Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations - NL and Item 7A - Quantitative and Qualitative Disclosures about Market Risk - NL.

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

     Customer base and seasonality. NL believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Kronos' largest ten customers accounted for approximately 25% of net sales in 2001. Neither NL's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet the spring and summer painting season demand, TiO2 sales are generally higher in the second and third calendar quarters than in the first and fourth calendar quarters.

     Employees. As of December 31, 2001, NL employed approximately 2,500 persons, excluding the joint venture employees, with approximately 100 employees in the United States and approximately 2,400 at sites outside the United States. Hourly employees in production facilities worldwide, including LPC, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are good.

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

     Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with about one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreement have certain restrictions regarding Kronos' ability to transfer ownership or use of the Leverkusen facility.

     All of Kronos' principal production facilities described above are owned, except for the land under the Leverkusen facility. Kronos has a governmental concession with an unlimited term to operate its ilmenite mine in Norway.

     NL has under lease various corporate and administrative offices located in the U.S. and various sales offices located in the U.S., France, the Netherlands, Denmark and the U.K. In January 2002, NL announced its intent to close its New York administrative office.

     Principal shareholders. At December 31, 2001, Valhi and Tremont, each affiliates of Contran, held approximately 61% and 21%, respectively, of NL's outstanding common stock. At December 31, 2001, Contran and its subsidiaries held approximately 94% of Valhi's outstanding common stock, and a company 80% owned by Valhi and 20% owned by NL held approximately 80% of Tremont's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of NL and the Chairman of the Board and Chief Executive Officer of Contran and Valhi and a director of Tremont, may be deemed to control each of such companies.

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

     NL's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. NL believes LPC and a slurry facility owned by NL in Lake Charles, Louisiana are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. NL has no other U.S. plants. From time to time, NL's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

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

     NL's capital expenditures related to its ongoing environmental protection and improvement programs in 2001 were approximately $5 million, and are currently expected to be approximately $5 million in 2002 and $4 million in 2003.

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

     Lead pigment litigation. NL was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. During the past 14 years, NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and approximately seven other companies that formerly manufactured lead pigments for use in paint (together, the "former pigment manufacturers") and lead-based paint are responsible for personal injury, property damage and governmental expenditures allegedly associated with the use of these products. These cases assert a combination of claims that generally include negligent product design, negligent failure to warn, supplier negligence, fraud and deceit, public and private nuisance, restitution, indemnification, conspiracy, concert of action, aiding and abetting, strict liability/failure to warn, and strict liability/defective design, violations of state consumer protection statutes, enterprise liability, market share liability, and similar claims. NL has neither lost nor settled any of these cases. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed.

     NL has not accrued any amounts for this litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending cases are without merit and will continue to defend the cases vigorously. Liability that may result, if any, cannot reasonably be estimated.

     In 1989 and 1990 the Housing Authority of New Orleans ("HANO") filed third-party complaints against the former pigment manufacturers and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. All but two of these actions, Hall v. HANO, et al. (No. 89-3552) and Allen v. HANO, et al. (No. 89-427) Civil District Court for the Parish of Orleans, State of Louisiana, have been dismissed. These two cases have been inactive since 1992.

     In June 1989 a complaint was filed in the Supreme Court of the State of New York, County of New York, against the former pigment manufacturers and the LIA. Plaintiffs sought damages in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). As a result of pre-trial motions, the New York City Housing Authority is the only remaining plaintiff in the case and is pursuing damage claims only with respect to two housing projects. Discovery is proceeding.

     In August 1992 NL was served with an amended  complaint in Jackson,  et al.
v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. While the trial court has denied plaintiffs' motion for class certification, discovery and pre-trial proceedings are continuing with the individual plaintiffs.

     In December 1998 NL was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all children and mothers similarly situated in New York State. The complaint seeks damages from the LIA and other former pigment manufacturers for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs. Discovery regarding class certification is proceeding.

     In September 1999 an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages, and NL has denied liability. Pre-trial motions and discovery are proceeding. Trial is scheduled for June 2003.

     In October 1999 NL was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages for medical, school, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. A trial date has been set for September 2002 at which the issue of whether lead pigment in paint on Rhode Island buildings is a public nuisance will be tried, and discovery is proceeding.

     In October 1999 NL was served with a complaint in Cofield, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). Plaintiffs, six homeowners, seek to represent a class of all owners of nonrental residential properties in Maryland. Plaintiffs seek compensatory and punitive damages in excess of $20,000 per household for the existence of lead-based paint in their homes, including funds for monitoring, detecting and abating lead-based paint in those residences. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA, and the National Paint and Coatings Association (the "NPCA") are jointly and severally liable. In August 2001 plaintiffs voluntarily dismissed substantially all of their claims, and in December 2001 the trial court dismissed the remaining claim. The time for appeal of that ruling has not expired.

     In October 1999 NL was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, seven minors, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA, and the NPCA are jointly and severally liable. NL has denied liability, and all defendants filed motions to dismiss various of the claims. In February 2002 the trial court dismissed all claims except those relating to product liability for lead paint and the Maryland Consumer Protection Act. Pre-trial proceedings and discovery are continuing.

     In February  2000 NL was served with a  complaint  in City of St.  Louis v.
Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Plaintiff seeks compensatory and punitive damages for its expenses discovering and abating lead-based paint, detecting lead poisoning and providing medical care and educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. The defendants' motion to dismiss the case is currently pending.

     In April 2000 NL was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Santa Cruz, Solano, Alameda, San Francisco, and Kern counties, the cities of San Francisco and Oakland, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs. Pre-trial proceedings and discovery are continuing.

     In June 2000 two complaints were filed in Texas state court, Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175), and Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). The School Districts seek past and future damages and exemplary damages for costs they have allegedly incurred or will incur due to the presence of lead-based paint in their buildings from the former pigment manufacturers and the LIA . NL has denied all liability. Discovery and pre-trial motions are proceeding in both cases. Trial is scheduled in the Spring Branch case for September 2002.

     In June 2000 a complaint was filed in Illinois state court,  Lewis,  et al.
v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between ages six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between ages six and twenty years who lived between ages six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. Pre-trial motions by the defendants to dismiss all claims are pending.

     In October 2000 NL was served with a complaint filed in California state court, Justice, et al. v. Sherwin-Williams Company, et al. (Superior Court of California, County of San Francisco, No. 314686). Plaintiffs are two minors who seek general, special and punitive damages from the former pigment manufacturers and the LIA for injuries alleged to be due to ingestion of paint containing lead in their residence. NL has denied all liability. Discovery is proceeding.

     In January 2001 NL was served with a complaint in Gaines, et al., v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-0604). The complaint seeks joint and several liability for compensatory and punitive damages from NL, Sherwin-Williams, and four local paint retailers on behalf of a minor and his mother alleging injuries due to exposure to lead pigment and/or paint. The case has been removed to federal court and that court has dismissed the local paint retailers. Discovery and pre-trial motions are proceeding.

     In February 2001 NL was served with a complaint in Borden, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including NL, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. Pre-trial proceedings are continuing.

     In May 2001 NL was served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead, and punitive damages. NL has denied all liability. Pre-trial proceedings are continuing.

     In May 2001 NL was served with a complaint in Harris County, Texas v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2001-21413). The complaint seeks actual and punitive damages and asserts claims jointly and severally against the former pigment manufacturers and the LIA for past and future damages due to the presence of lead paint in County-owned buildings. NL has denied all liability. Discovery and pre-trial motions are continuing.

     In June 2001 a complaint was filed in Jefferson County School District v. Lead Industries Association, et al. (Circuit Court of Jefferson County, Mississippi, Case No. 2001-69). The complaint seeks joint and several liability for compensatory and punitive damages for the abatement of lead paint in Jefferson County Schools from the former pigment manufacturers and local paint retailers. NL has denied all liability. The case was removed to federal court, and pre-trial proceedings are continuing.

     In December 2001 NL was served with a complaint in Quitman County School District v. Lead Industries Association, et al. (Circuit Court of Quitman County, Mississippi, Case No. 2001-0106). The complaint asserts joint and several liability and seeks compensatory and punitive damages for the abatement of lead paint in Quitman County schools from the former pigment manufacturers, local paint retailers and others. NL has denied all liability. Pre-trial proceedings, including those related to the removal of the case to federal court, are continuing.

     In January and February 2002 NL was served with complaints by 22 New Jersey municipalities and counties which have been consolidated as In re: Lead Paint Litigation, Superior Court of New Jersey, Middlesex County, Case Code 702. Each complaint seeks abatement of lead paint from all housing and all public buildings in each jurisdiction and punitive damages jointly and severally from the former pigment manufacturers and the LIA. NL intends to deny all allegations of liability.

     In January 2002 NL was served with a complaint in Jackson, et al., v. Phillips Building Supply of Laurel, et al., Circuit Court of Jones County,
Mississippi, Dkt. Co. 2002-10-CV1. The complaint seeks joint and several liability from three local retailers and six non-Mississippi companies that sold paint for compensatory and punitive damages on behalf of four adults for injuries alleged to have been caused by the use of lead paint. The case has been removed to federal court. NL has denied all allegations of liability and pre-trial proceedings are continuing.

     In February 2002 NL was served with a complaint in Liberty Independent School District v. Lead Industries Association, et al. , District Court of Liberty County, Texas, No. 63,332. The school district seeks compensatory and punitive damages jointly and severally from the former pigment manufacturers and the LIA for property damage to its buildings. NL has denied all allegations of liability.

     In addition to the foregoing litigation, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date which are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect.

     NL has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125
(HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") sought to recover defense costs incurred in the City of New York lead pigment case and two other lead pigment cases which have since been resolved in NL's favor. The action relating to lead paint litigation defense costs has been settled. NL has also settled insurance coverage claims concerning environmental claims with certain of the defendants in the New Jersey environmental coverage litigation, including NL's principal former carriers, as more fully described below. The settled claims are to be dismissed from the New Jersey litigation in accordance with the terms of the settlement agreements. NL also continues to negotiate with several other insurance carriers with respect to possible settlement of claims that are being asserted in the New Jersey environmental litigation, although there can be no assurance that settlement agreements can be reached with these other carriers. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

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

     The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 2001, NL had accrued $107 million for those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of reasonably possible costs to NL. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, cleanup, removal and remediation. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimate of such liability has not been discounted to present value and NL has not reduced its accruals for any potential insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

     In June 2000 NL recognized a $43 million net gain from a settlement with one of the two principal former insurance carriers, and in December 2000 NL recognized a $26.5 million net gain from a settlement with certain members of the other principal former insurance carrier. The settlement gains are stated net of $3.1 million in commissions, and the gross settlement proceeds of $72.6 million were transferred by the carriers to special purpose trusts established to pay future remediation and other environmental expenditures of NL. A settlement with remaining members of the second carrier group was reached in January 2001, and NL recognized a $10.3 million gain in the first quarter of 2001. In 2001 NL also recognized $1.4 million of other litigation settlement gains. The settlements resolved court proceedings that NL initiated to seek reimbursement for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

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

     NL reached an agreement in 1999 with the other PRPs at a formerly owned lead smelter site in Pedricktown, New Jersey to settle NL's liability for $6 million, of which $4.8 million has been paid as of December 31, 2001. The settlement does not resolve issues regarding NL's potential liability in the event site costs exceed $21 million. NL does not presently expect site costs to exceed such amount and has not provided accruals for such contingency.

     In 1998 NL reached an agreement to settle litigation with the other PRPs at a lead smelter site in Portland, Oregon that was formerly owned by NL. Under the agreement, NL agreed to pay a portion of future cleanup costs. In 2000 the construction of the remediation was completed and is now in the operation and maintenance phase.

     In 2000 NL reached an agreement with the other PRPs at the Baxter Springs subsite in Cherokee County, Kansas, to resolve NL's liability. NL and others formerly mined lead and zinc in the Baxter Springs subsite. Under the agreement, NL agreed to pay a portion of the cleanup costs associated with the Baxter Springs subsite. The U.S. EPA has estimated the total cleanup costs in the Baxter Springs subsite to be $5.4 million. The remedial action phase of the cleanup is underway.

     In 1996 the U.S. EPA ordered NL to perform a removal action at a formerly owned facility in Chicago, Illinois. NL has complied with the order and has completed the on-site work at the facility. NL is conducting an investigation regarding potential offsite contamination.

     Residents in the vicinity of NL's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al. v. Anzon, Inc. and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from NL and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. In December 1994 the jury returned a verdict in favor of NL and the verdict was affirmed on appeal. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc. Nos. 87-3441, 87-3502, 87-4137 and 87-5150. The
consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the RCRA, and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against NL with prejudice, and stayed the case pending the outcome of the state court litigation.

     In 2000 NL reached an agreement with the other PRPs at the Batavia Landfill Superfund Site in Batavia, New York to resolve NL's liability. The Batavia Landfill is a former industrial waste disposal site. Under the agreement, NL agreed to pay 40% of the future remedial construction costs, which the U.S. EPA has estimated to be approximately $11 million in total. Under the settlement, NL is not responsible for costs associated with the operation and maintenance of the remedy. In addition, NL received approximately $2 million from settling PRPs. The remedial action phase of the remedy is underway.

     In October 2000 NL was served with a complaint in Pulliam, et al. v. NL Industries, Inc., et al., No. 49F12-0104-CT-001301, filed in superior court in
Marion County, Indiana, on behalf of an alleged class of all persons and entities who own or have owned property or have resided within a one-mile radius of an industrial facility formerly owned by a subsidiary of NL in Indianapolis, Indiana. Plaintiffs allege that they and their property have been injured by lead dust and particulates from the facility and seek unspecified actual and punitive damages and a removal of all alleged lead contamination under various theories, including negligence, strict liability, battery, nuisance and trespass. In December 2000 NL answered the complaint denying all allegations of wrongdoing and liability. Discovery is proceeding.

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

     In February 1999 and October 2000 NL was served with complaints in Cosey, et al. v. Bullard, et al., No. 95-0069, and Pierce, et al. v. GAF, et al., No. 2006-150, filed in the Circuit Court of Jefferson County, Mississippi, on behalf of approximately 4,600 plaintiffs and 275 plaintiffs, respectively, alleging injury due to exposure to asbestos and/or silica and seeking compensatory and punitive damages. The Cosey case was removed to federal court and has been transferred to the eastern district of Pennsylvania for consolidated proceedings. NL has filed answers in both cases denying the material allegations of the complaint.

     In addition, NL is a defendant in various asbestos, silica and/or mixed dust cases pending in various jurisdictions on behalf of approximately 6,900 personal injury claimants.

     In August and September 2000 NL and one of its subsidiaries, NLO, Inc. ("NLO"), were named as defendants in four lawsuits filed in federal court in the Western District of Kentucky against the Department of Energy ("DOE") and a number of other defendants alleging that nuclear materials supplied by, among others, the Feed Materials Production Center ("FMPC") in Fernald, Ohio, owned by the DOE and formerly managed under contract by NLO, harmed employees and others at the DOE's Paducah, Kentucky Gaseous Diffusion Plant ("PGDP"). With respect to each of the cases listed below, NL believes that the DOE is obligated to provide defense and indemnification pursuant to its contract with NLO, and pursuant to its statutory obligation to do so, as the DOE has in several previous cases relating to management of the FMPC, and NL has so advised the DOE. Answers in the four cases have not been filed. NL and NLO have moved to dismiss the complaints in all four actions and, as described below, three of the cases have been settled subject to court approval. If those motions are not granted, NL and NLO intend to deny all allegations of wrongdoing and liability and to defend the cases vigorously.

o In Rainer, et al. v. E.I. du Pont de Nemours, et al., ("Rainer I") No. 5:00CV-223-M, plaintiffs purport to represent a class of former employees at the PGDP and a class consisting of members of the former employees' households and seek actual and punitive damages of $5 billion each for alleged negligence, infliction of emotional distress, ultra-hazardous activity/strict liability, strict products liability and battery. No answer or response to that complaint is yet due.

o In Rainer, et al. v. Bill Richardson, et al. ("Rainer II"), No. 5:00CV-220-M, plaintiffs purport to represent the same classes regarding the same matters alleged in Rainer I, and allege a violation of constitutional rights and seek the same recovery sought in Rainer I, as well as asserting claims for battery, fraud, deceit, and misrepresentation, infliction of emotional distress, negligence, and conspiracy, concert of action, joint venture and enterprise liability. No answer or response to that complaint is yet due.

o In Dew, et al. v. Bill Richardson, et al. ("Dew"), No. 5:00CV-221-M, plaintiffs purport to represent classes of all PGDP employees who sustained pituitary tumors or cancer as a result of exposure to radiation and seek actual and punitive damages of $2 billion each for alleged violation of constitutional rights, assault and battery, fraud and misrepresentation, infliction of emotional distress, negligence, ultra-hazardous activity/strict liability, strict products liability, conspiracy, concert of action, joint venture and enterprise liability, and equitable estoppel. Pre-trial proceedings and discovery continue.

o In Shaffer, et al. v. Atomic Energy Commission, et al. ("Shaffer"), No. 5:00CV-307-M, plaintiffs purport to represent classes of PGDP employees and household members, subcontractors at PGDP, and landowners near the PGDP and seek actual and punitive damages of $1 billion each and medical monitoring for the same counts alleged in Dew. In March 2001, the magistrate judge ordered that the landowner plaintiffs be severed from the action and pursue their claims in a separate action, Oreskovich v. Atomic Energy Commission, No. 01CV-63-M. All of the Oreskovich plaintiffs subsequently dismissed their claims against NL and NLO with prejudice.

     Subject to court approval, NL and NLO have reached an agreement pursuant to which the Rainer I, Rainer II, and Shaffer cases against NL and NLO will be settled and dismissed with prejudice. The trial court approved the settlement in March 2002; the time during which the approval may be appealed has not yet expired. The DOE has agreed to reimburse NL for the settlement amount.

     NL is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses, and the disposition of past properties and former businesses.

Captive insurance subsidiary

     Tall Pines, the Company's captive insurance subsidiary, reinsured certain comprehensive general liability, auto liability, workers' compensation and employers' liability risks to the Company and related parties, and also participated on various third party reinsurance treaties. Certain related parties have entered into insurance sharing agreements whereby they would, among other things, reimburse Tall Pines for certain loss payments and reserves. Tall Pines currently provides certain property and liability insurance coverage to Tremont, TIMET, NL and other affiliates of Contran. However, the risks associated with these policies are completely reinsured into the commercial reinsurance market. All of Tall Pines' unrelated reinsurance business is in run-off.

Other joint ventures

     Other joint ventures, held by TRECO, are principally comprised of (i) a 32% equity interest in Basic Management, Inc. ("BMI") and (ii) a 12% interest in The Landwell Company L.P. ("Landwell"). BMI has an additional 50% interest in Landwell. Through its subsidiaries, BMI provides utility services to, and owns property adjacent to, TIMET's plant in an industrial complex (the "BMI Complex") in Henderson, Nevada. BMI, through Landwell, is actively engaged in efforts to develop certain land holdings surrounding the BMI Complex for commercial, industrial and residential purposes.

Regulatory and environmental matters

     Regulatory and environmental matters for TIMET and NL are discussed in their respective business sections contained elsewhere herein and in Item 3 - Legal Proceedings.

     The Company entered into a voluntary settlement agreement in July 2000 with the Arkansas Department of Environmental Quality and certain other potentially responsible parties ("PRPs") pursuant to which the Company and the other PRPs will undertake certain investigatory and remediation activities at a former mining site located in Hot Spring County, Arkansas. The Company currently believes it has accrued adequate amounts to cover its share of the costs which are reasonably estimable for such investigatory and remediation activities. As of December 31, 2001, the Company had accrued approximately $5.3 million related to these matters and currently expects to spend approximately $2.4 million in 2002 for remediation efforts. See Note 12 to the Consolidated Financial Statements.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its non-operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future. Environmental exposures are difficult to assess and estimate for numerous reasons, including the complexity and differing interpretations of governmental regulations; the number of PRPs, their financial capabilities, and the allocation of costs among PRPs; the multiplicity of possible solutions; and the years of investigatory, remedial and monitoring activity required. It is possible that future developments could adversely affect the Company's business, results of operations, financial position or liquidity.

ITEM 2:    PROPERTIES

     The Company's principal offices, located at 1999 Broadway, Suite 4300, Denver, Colorado 80202, are leased by TIMET, which provides space to Tremont's executives through an intercorporate services agreement.

     The principal properties used in the operations of TIMET and NL are described in their respective business sections of Item 1 - Business. The Company believes, and understands that TIMET and NL believe, that their respective facilities are adequate and suitable for their respective uses.


ITEM 3:  LEGAL PROCEEDINGS

     The Company, TIMET and NL are involved in various legal proceedings. Information called for by this Item, except for information regarding certain of TIMET's and NL's legal proceedings that have been summarized, is included in
Note 12 to the Company's Consolidated Financial Statements. Information called for by this Item regarding TIMET's and NL's legal proceedings that have been summarized in Item 1 - Business and Note 12 to the Company's Consolidated Financial Statements is included in Item 3 of TIMET's and NL's Annual Reports on Form 10-K for the year ended December 31, 2001 as Exhibits 99.1 and 99.2, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Tremont's common stock is traded on the New York and Pacific Stock Exchanges (symbol: TRE). As of March 18, 2002, the closing price of the
Company's common stock was $27.79 per share. The high and low sales prices for the Company's common stock are set forth below.

                                                                                     High                  Low
                                                                               -----------------     -----------------
Year ended December 31, 2001:
  First quarter                                                                $      39.00          $      27.50
  Second quarter                                                                      40.60                 27.75
  Third quarter                                                                       36.85                 27.50
  Fourth quarter                                                                      28.90                 27.25

Year ended December 31, 2000
  First quarter                                                                $      19.00          $      13.25
  Second quarter                                                                      22.63                 16.06
  Third quarter                                                                       33.63                 21.88
  Fourth quarter                                                                      33.00                 24.50


     As of March 18, 2002, there were 5,164 common shareholders of record, which the Company estimates represents approximately 9,200 shareholders.

     In 2001 and 2000, the Company paid a regular quarterly dividend of $.07 per common share. On February 5, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.07 per share payable March 26, 2002 to shareholders of record as of March 18, 2002. The declaration and payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, cash requirements, cash availability and contractual restrictions with respect to payment of dividends.

ITEM 6:  SELECTED HISTORICAL FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                    Year ended December 31,
                                          ----------------------------------------------------------------------------
                                              2001            2000            1999            1998            1997
                                          ------------     ------------    -----------    -------------    -----------
                                                               (In millions, except per share data)
INCOME STATEMENT DATA:
Equity in earnings (losses) of:
  TIMET (1)                               $     (9.2)     $     (8.6)     $    (72.0)    $      14.0      $     25.2
  NL                                            21.1            28.4            28.1            57.8            (5.1)
  Other joint ventures                            .6             1.6              .6             2.9             5.2
                                          ------------    ------------    -----------    -------------    -----------
                                          $     12.5      $     21.4      $    (43.3)    $      74.7      $     25.3
                                          ============    ============    ===========    =============    ===========

Income (loss):
  Before extraordinary item               $      (.8)     $      9.6      $    (28.2)    $      75.7      $     13.6
  Extraordinary item (2)                         -               (.4)            -              (1.9)            -
                                          ------------    ------------    -----------    -------------    -----------
     Net income (loss)                    $      (.8)     $      9.2      $    (28.2)    $      73.8      $     13.6
                                          ============    ============    ===========    =============    ===========

Earnings (loss) per basic share:
  Before extraordinary item               $     (.13)     $     1.54      $    (4.41)    $     11.55      $     1.92
  Net income (loss)                             (.13)           1.47           (4.41)          11.25            1.92

Earnings (loss) per diluted share:
  Before extraordinary item               $     (.13)     $     1.49      $    (4.41)    $     11.18      $     1.76
  Net income (loss)                             (.13)           1.43           (4.41)          10.88            1.76

Cash dividends per share                  $      .28      $      .28      $      .28     $       .21      $      -

BALANCE SHEET DATA (at year end):
  Cash and cash equivalents               $      1.4      $       .8      $      3.0     $       3.1      $     38.0
  Total assets                                 231.3           229.6           232.6           288.6           215.0
  Indebtedness (3)                              12.7            13.4            13.7             5.9             -
  Stockholders' equity                    $    148.2      $    158.5      $    163.7     $     200.2      $    136.3

--------------------------------------------------------------------------------

(1) In 1999 includes a $61 million ($38 million net-of-tax) writedown of the Company's investment in TIMET (See Note 4 to the Consolidated Financial Statements).
(2) Represents the Company's equity in NL's and TIMET's extraordinary items in 2000 and NL's extraordinary item in 1998. These extraordinary items are losses on the early extinguishment of debt.
(3)  Represents short-term and long-term indebtedness to related parties.


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

     Corporate expenses, net. Tremont's corporate expenses for 2001, 2000 and 1999 principally related to intercorporate service agreements ("ISAs") and postretirement benefits. In 2001, corporate expenses also included (i) the accrual of a $1 million bonus approved by the Company's Board of Directors and payable to the Company's Chairman, President and Chief Executive Officer over a five-year period beginning in June 2002 and (ii) $2.1 million in compensation expense related to the Company's accounting for its stock options and the cancellation and settlement of stock options as described in Note 10 to the Consolidated Financial Statements. Beginning in 2001, the Company recognized compensation expense with respect to its stock options as the amount by which the quoted market price of the Company's common stock exceeds the option price. Subsequent increases or decreases in the market price of the Company's common stock result in an adjustment to the previously accrued compensation expense.

     Interest expense. Interest expense in 2001 was comparable to 2000. Slightly lower average borrowings were offset by slightly higher interest rates. Interest expense was higher in 2000 than 1999 due to slightly higher average borrowings under the Company's advance agreement with Contran and higher interest rates. The Company expects interest expense in 2002 to be lower than 2001 due to lower expected interest rates and lower average borrowings. See Note 11 to the Consolidated Financial Statements. All interest expense during 2001, 2000 and 1999 related to loans from related parties.

     Income taxes. During 2001, the Company increased its cumulative deferred tax valuation allowance, which offsets deferred tax assets the Company believes did not meet the "more-likely-than-not" recognition criteria, by $7.2 million to $24.0 million at December 31, 2001. Through the third quarter of 2001, the Company reduced its deferred tax asset valuation allowance by $3.6 million as a result of Tremont's recognition of equity in earnings of TIMET. In the fourth quarter of 2001, the Company recorded a $10.8 million valuation allowance against deferred tax assets related to the Company's the recognition of equity in losses of TIMET and to net operating loss ("NOL") and minimum tax credit carryforwards which no longer met the "more-likely-than-not" recognition criteria. See Note 8 to the Consolidated Financial Statements.

     The Company's income tax rate in 2001 varied from the U.S. statutory rate in part because of the deferred tax asset valuation allowance recorded in 2001 discussed above. The Company's 2001 effective tax rate also varied because a portion of the Company's equity in earnings of NL are tax-free to the extent the Company received dividends from NL. The Company's income tax rate in 2000 varied from the U.S. statutory rate principally because the Company did not recognize a deferred tax asset with respect to its equity in losses of TIMET, which asset the Company believed did not currently meet the "more-likely-than-not" recognition criteria. In addition, income taxes were provided on the Company's equity in earnings of NL at less than the statutory tax rate because a portion of such earnings were taxed at a preferential rate to the extent the Company received dividends from NL. The Company's income tax rate in 1999 varied from the U.S. statutory rate principally due to a reduction in the deferred tax valuation allowance related to the recognition of a deductible difference associated with affiliates not included in the consolidated tax group that previously did not meet the "more-likely-than-not" recognition criteria. See
Note 8 to the Consolidated Financial Statements.

     The Company's 1998 federal income tax return has been examined by the Internal Revenue Service ("IRS"), and the IRS has proposed additional tax deficiencies of $8.3 million. The Company has appealed the proposed deficiencies and believes it should prevail; however, in view of the inherent uncertainties involved in tax proceedings, no assurances can be given that these tax matters will be resolved in the Company's favor. The Company believes that it has provided adequate accruals for additional taxes which may ultimately result from such examinations and believes that the ultimate resolution of such examination should not have a material adverse effect on the Company's business, results of operations, financial position or liquidity.

     Effective January 1, 2001, the Company and NL were included in the consolidated United States federal income tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company compute its provision for U.S. income taxes on a separate company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement, and using the tax elections made by Contran, the Company will make payments to or receive payments from Valhi in amounts it would have paid to or received from the IRS had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement. At December 31, 2001, there were no tax-related amounts due to or from affiliates and no amounts were paid to or received from Valhi during 2001.

     The Company expects to report equity in losses of TIMET in 2002. The Company's effective income tax rate in 2002 is expected to vary from the U.S. statutory rate because Tremont does not currently expect that recognizing a deferred income tax asset with respect to such equity in losses will be appropriate under the "more-likely-than-not" recognition criteria. Also, as a member of the Contran Tax Group with NL, the Company will provide taxes on the Company's equity in earnings of NL at less than the statutory tax rate because a portion of such earnings will be tax-free to the extent the Company receives dividends from NL. The Company's effective income tax rate in 2002 is also expected to vary from the U.S. statutory rate because Tremont does not currently expect that recognizing a deferred income tax asset with respect to its corporate expenses, net and interest expense will be appropriate under the "more-likely-than-not" recognition criteria.

     Other. Tremont periodically evaluates the net carrying value of its investments accounted for under the equity method, principally its investments in NL and TIMET, to determine if there has been any decline in value that is other than temporary and would, therefore, require an impairment charge which would be accounted for as a realized loss. The Company's per share net carrying amount of its investment in NL at December 31, 2001 was $12.76 per share, compared to a per share market price of $15.27 at that date.

     At December 31, 2001, the Company's per share net carrying amount of its investment in TIMET was $4.55 per share, compared to a per share market price of $3.99 at that date ($5.01 at March 15, 2002). Based on the decline in the market price for TIMET's common stock, the Company performed an analysis to determine whether an impairment charge relating to its investment in TIMET was required. The Company considered, among other things, TIMET's near term financial prospects, the volatility of TIMET's stock price since September 11, 2001, and the Company's projected amortization of the net difference between the cost of its investment in TIMET and its underlying equity in the historical carrying amounts of TIMET's net assets. The Company concluded that there was no decline in the value of its investment in TIMET that was other than temporary and that no impairment charge was required at December 31, 2001.

     At December 31, 1999, after considering what the Company believed to be all relevant factors including, among other things, TIMET's near term financial prospects, TIMET's stock price and the period of time it was below the Company's carrying value, and the Company's projected amortization of the net difference between the cost of its investment and its underlying equity in the historical carrying amounts of TIMET's net assets, the Company recorded a $61 million pre-tax non-cash charge ($38 million net-of-tax) to earnings to reduce the net carrying value of its investment in TIMET for an other than temporary impairment. In determining the amount of the impairment charge, the Company considered, among other things, recent ranges of TIMET's stock price and current estimates of TIMET's future operating losses which would further reduce the Company's net carrying value of its investment in TIMET as it recorded additional equity in losses.

     The Company will continue to monitor and evaluate its interests in NL and TIMET based upon, among other things, their respective business outlook, results of operations, financial position and liquidity. In the event Tremont determines that any decline in value of its interests below their net carrying values has occurred which is other than temporary, it would record an appropriate impairment charge to income at that time.

     Critical accounting policies. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments, and select from a range of possible estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financials statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to impairments of investments accounted for by the equity method, other postretirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates and judgments, to varying degrees, on historical experience, advice of outside experts, and various other factors that it believes to be prudent under the circumstances. Actual results may differ from previously estimated amounts and such estimates, assumptions and judgments are regularly subject to revision. The policies discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain.

o Investments accounted for by the equity method. The Company periodically evaluates the net carrying value of its investments accounted for by the equity method in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and related guidance, and records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. The Company's investments are comprised principally of its minority interests in NL, TIMET and other joint ventures. In its evaluation, the Company considers a number of factors including, but not limited to, the companies' or ventures' near term financial prospects, ranges of stock prices if publicly traded and the Company's ability to recover the carrying amount of its investment, including projected amortization of the net difference between the cost of its investment and its underlying equity in the historical carrying amounts of the investee's net assets. Future adverse changes in market conditions or the financial performance of underlying investments could result in an impairment charge in the future.

     At December 31, 2001, the Company's per share net carrying amount of its investment in TIMET was $4.55 per share, compared to a per share market price of $3.99 at that date ($5.01 at March 15, 2002). Based on the decline in the market price for TIMET's common stock, the Company performed an analysis to determine whether an impairment charge relating to its investment in TIMET was required. The Company considered, among other things, TIMET's near term financial prospects, the volatility of TIMET's stock price since September 11, 2001, and the Company's projected amortization of the net difference between the cost of its investment in TIMET and its underlying equity in the historical carrying amounts of TIMET's net assets. The Company concluded that there was not an other than temporary decline in the value of its investment in TIMET and that no impairment charge was required at December 31, 2001. See Note 4 to the Consolidated Financial Statements.

o Environmental remediation obligations. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. The Company's estimates are based on currently available facts, existing technology and presently enacted environmental laws and regulations. As of December 31, 2001, the Company had approximately $5.3 million accrued to cover its share of probable and reasonably estimable environmental obligations. The imposition of more stringent standards or requirements under environmental laws or regulations, changes in technology, the results of future testing and analysis undertaken by the Company at its current or former properties or a determination that the Company is potentially responsible for environmental remediation obligations with respect to sites as to which no problem is currently known, could result in expenditures in excess of amounts which are estimated to be required for environmental matters. Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations; the number of potentially responsible parties ("PRPs") and the allocation of costs among PRPs; the multiplicity of possible solutions; and the years of investigatory, remedial and monitoring activity required.

o Deferred income tax valuation allowance. Under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and related guidance, the Company is required to record a valuation allowance if realization of deferred tax assets is not "more-likely-than-not." Substantial weight must be given to recent historical results and near term projections and management must assess the availability of tax planning strategies that might impact either the need for, or amount of, any valuation allowance.

     Based on its recent history of losses, the near term outlook and management's evaluation of available tax planning strategies, the Company concluded that an increase in its valuation allowance against its net deferred tax assets was required. Accordingly, the Company recorded a charge of $10.8 million in the fourth quarter of 2001 to increase its deferred tax asset valuation allowance related to its investment in TIMET and net operating loss and minimum tax credit carryforwards. Additionally, the Company determined that it would not recognize a deferred tax benefit related to its losses commencing in 2002, and continuing for an uncertain period of time. Regular reviews of the "more-likely-than-not" criteria and availability of tax planning strategies will continue to require significant management judgment. See Note 8 to the Consolidated Financial Statements.

o Other loss contingencies. Accruals for estimated loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure is made when there is a reasonable possibility that a material loss may have been incurred. Contingent liabilities are often resolved over long time periods. Estimating probable losses often requires analysis of various projections that are dependent upon the future outcome of multiple factors, including costs, the findings of investigations, and actions by the Company and third parties. See Note 12 to the Consolidated Financial Statements.

     Other significant accounting policies and the use of estimates are described in the Notes to the Consolidated Financial Statements.

     Related party transactions. The Company is a party to certain transactions with related parties. See Note 11 to the Consolidated Financial Statements.

TIMET

     The Company's equity in TIMET's earnings (losses) differs from the amount that would be expected by applying Tremont's December 31, 2001 39%-ownership percentage to TIMET's separately-reported earnings because of changes in Tremont's level of ownership of TIMET and because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in TIMET and amortization with respect to the 1999 other than temporary impairment charge discussed above. Amortization of such basis differences in TIMET generally increases earnings, and decreases losses, attributable to TIMET and reported by Tremont. The information included below relating to the results of operations, financial position, and liquidity and capital resources of TIMET has been summarized from reports filed with the Commission by TIMET (File No. 0-28538), which reports contain more detailed information concerning TIMET, including complete financial statements.

     Summarized statement of operations information of TIMET is presented below.

                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2001                2000               1999
                                                                ----------------    ---------------    ---------------
                                                                     ($ in millions, except selling price data)
Titanium melted and mill products:
  Mill product net sales                                        $      363.3        $      326.3       $      376.2
  Melted product net sales                                              64.1                47.4               35.5
  Other                                                                 59.5                53.1               68.3
                                                                ----------------    ---------------    ---------------

                                                                $      486.9        $      426.8       $      480.0
                                                                ================    ===============    ===============
Operating income (loss):
  Titanium melted and mill products                             $       64.5        $      (41.7)      $      (27.7)
  Other                                                                  -                    .1               (3.7)
                                                                ----------------    ---------------    ---------------
                                                                        64.5               (41.6)             (31.4)
Dividends and interest income                                            5.5                 6.1                6.0
General corporate income (expense), net                                (61.4)                 .1               (1.2)
Interest expense                                                        (4.1)               (7.7)              (7.1)
                                                                ----------------    ---------------    ---------------
Pretax income (loss)                                                     4.5               (43.1)             (33.7)

Income tax expense (benefit)                                            31.1               (15.1)             (12.0)
Minority interest - Convertible Preferred
  Securities, net of tax in 2000 and 1999                               13.9                 8.7                8.7
Other minority interest                                                  1.3                 1.3                1.0
Extraordinary item - early extinguishment of debt                        -                   (.9)               -
                                                                ----------------    ---------------    ---------------

     Net loss                                                   $      (41.8)       $      (38.9)      $      (31.4)
                                                                ================    ===============    ===============

Tremont's equity in TIMET's loss,
  including amortization of basis differences                   $       (9.2)       $       (8.6)      $      (11.2)
Provision for market value decline                                       -                   -                (60.8)
                                                                ----------------    ---------------    ---------------
                                                                $       (9.2)            $  (8.6)      $      (72.0)
                                                                ================    ===============    ===============

Mill product shipments:
  Volume (metric tons)                                                12,180              11,370             11,400
  Average price ($ per kilogram)                                $      29.80         $     28.70        $     33.00

Melted product shipments:
  Volume (metric tons)                                                 4,415               3,470              2,500
  Average price ($ per kilogram)                                $      14.50         $     13.65        $     14.20


     Overview. The titanium industry derives a substantial portion of its demand from the highly cyclical commercial aerospace industry. TIMET estimates that aggregate industry demand for titanium mill products in 2001 was derived from the following markets: 40% from aerospace; 50% from industrial; and 10% from emerging markets. The commercial aerospace sector is the principal driver of titanium consumed in the aerospace markets, representing about 90% of aggregate aerospace demand, or 35% of aggregate industry demand. TIMET's business is more dependent on the commercial aerospace demand than the overall titanium industry, as approximately two-thirds of its sales volume in 2001 was to this sector.

     During the latter part of 2001, an economic slowdown in the U.S. and other regions of the world began to negatively affect the commercial aerospace industry as evidenced by, among other things, a decline in airline passenger traffic, reported operating losses by a number of airlines and a reduction in forecasted deliveries of large commercial aircraft from both Boeing and Airbus. On September 11, 2001, the United States was the target of terrorist attacks that exacerbated these trends and had a significant adverse impact on the global economy and the commercial aerospace industry. The major U.S. airlines reported significant financial losses in the fourth quarter of 2001 and profits for European and Asian airlines declined. In response, airlines have announced a number of actions to reduce both costs and capacity including, but not limited to, the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft, and allowing purchase options to expire.

     A number of TIMET's customers cancelled or deferred delivery of previously scheduled orders in late 2001, and the rate of new orders slowed significantly. TIMET's order backlog at the end of December 2001 decreased to approximately $225 million, compared to $315 million at the end of September 2001 and $245 million at the end of December 2000.

     As a result of recent events, TIMET's financial results and trends during most of 2001 are not indicative of future trends or TIMET's expectations for 2002. TIMET anticipates a substantial near term decline in its business as described in Outlook.

     The following table summarizes certain components of TIMET's results for the past three years. Average selling prices per kilogram, as reported by TIMET, reflect the net effects of changes in selling prices, currency exchange rates, customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor. In the following discussion, TIMET has attempted to adjust for the effect of currency fluctuations and changes in mix when referring to the percentage changes in selling prices from period to period.

     Historical Operating Information.

                                                                               Year ended December 31,
                                                                -------------------------------------------------------
                                                                     2001                2000               1999
                                                                ----------------    ----------------   ----------------
                                                                                    ($ in millions)
Net sales                                                       $       486.9       $       426.8      $       480.0
Gross margin                                                             39.9                 3.9               25.5
Gross margin, excluding special items                                    54.0                10.6               25.5
Operating income (loss)                                                  64.5               (41.7)             (31.4)
Operating income (loss), excluding restructuring
  and special items                                                      11.6               (34.1)             (24.6)

Percent of net sales:
   Gross margin                                                            8%                  1%                 5%
   Gross margin, excluding special items                                  11%                  2%                 5%

Percent change in:
   Mill product sales volume                                               +7                  -1                -23
   Mill product selling prices (1)                                         -                   -9                 -8
   Melted product sales volume                                            +27                 +39                -31
   Melted product selling prices (1)                                       +8                 -10                -17

--------------------------------------------------------------------------------
(1)  Change expressed in U.S. dollars.


     2001 operations. Demand for titanium products for the commercial aerospace industry increased substantially in 2001. This was principally driven by increased aircraft production rates and a substantial reduction of excess inventory throughout the aerospace supply chain that accumulated following the previous cyclical peak. Generally, TIMET's recurring operations prior to September 11 were characterized by rising selling prices on new non-LTA orders for aerospace quality titanium products, strong order demand, increasing production levels and capacity utilization, and TIMET's return to profitability in the third quarter of 2001.

     Sales of mill products in 2001 increased 11% from $326.3 million in 2000 to $363.3 million in 2001. This increase was principally due to a 7% increase in mill product sales volume and changes in customer and product mix. Mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) during 2001 approximated 2000 selling prices. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices increased 2% over 2000 levels. Melted product sales increased 35% from $47.4 million in 2000 to $64.1 million in 2001 due to the net effects of a 27% increase in melted product sales volume, an 8% increase in melted product selling prices and changes in customer and product mix.

     Gross margin (net sales less cost of sales) was 8% of sales in 2001, compared to 1% in the prior year, primarily reflecting the net effects of higher selling prices, higher operating rates at certain plants, lower sponge costs, higher scrap costs, higher energy costs, changes in customer and product mix and special items. Gross margin, excluding special items, was 11% of sales in 2001, compared to 2% for the prior year. Gross margin for 2001 was adversely impacted by $10.8 million of equipment impairment charges and $3.3 million of estimated costs related to the tungsten inclusion matter. In comparison, gross margin in 2000 was adversely impacted by a $3.5 million equipment impairment charge and a $3.3 million charge for anticipated environmental remediation costs.

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

     At the present time, TIMET is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify additional material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the ultimate liability TIMET may incur with respect to this matter. TIMET currently believes it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. TIMET is continuing to work with its affected customers to determine the appropriate remedial steps required to satisfy their claims. Based upon continuing assessments of possible losses completed by TIMET, TIMET recorded an aggregate charge to cost of sales of $3.3 million during 2001 ($1.0 million expense in the first quarter of 2001, $2.8 million expense in the second quarter of 2001 and $.5 million reduction in expense in the fourth quarter of 2001). This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which is not possible for TIMET to estimate at this time, and may be periodically revised in the future as more facts become known. As of December 31, 2001, $2.7 million remains accrued for potential future claims. TIMET has filed suit seeking full recovery from the silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter as of December 31, 2001.

     During the second quarter of 2001, TIMET determined that an impairment of the carrying amount of certain long-lived assets located at its Millbury, Massachusetts facility had occurred, as the assets' undiscounted future cash flows could no longer support their carrying amount. This determination was made after TIMET completed studies of the potential uses of these assets in the foreseeable future as well as the economic viability of those alternatives. As a result, TIMET recorded a $10.8 million pre-tax impairment charge to cost of sales in 2001, representing the difference between the assets' previous carrying amounts and their estimated fair values, based on a third-party appraisal.

     In April 2001, TIMET reached a settlement of the litigation between TIMET and Boeing related to the parties' 1997 LTA. Pursuant to the settlement, TIMET received a cash payment of $82 million. In the second quarter of 2001, TIMET reported approximately $73 million (cash settlement less legal fees) as other operating income, with partially offsetting operating expenses of approximately $10.3 million for employee incentive compensation and other costs reported as a component of selling, general, administrative and development expense, resulting in a net pre-tax income effect of $62.7 million in the second quarter of 2001. In the fourth quarter of 2001, TIMET reduced its estimate of employee incentive compensation by $4.1 million as a result of its fourth quarter and full year financial results, and recorded such reduction as a component of selling, general, administrative and development expense. Accordingly, the net pre-tax income effect of the Boeing settlement for 2001 was $66.8 million.

     Selling, general, administrative and development expenses increased 18% in 2001 compared to 2000 principally due to approximately $6.2 million of employee incentive compensation discussed above.

     Equity in earnings (losses) of joint ventures in 2001 increased by $3.4 million from 2000 principally due to the increase in earnings of VALTIMET, TIMET's 44%-owned welded tube joint venture.

     2000 operations. Sales of mill products in 2000 declined 13%, from $376.2 million in 1999 to $326.3 million in 2000. This decrease was due to a 9% decline in mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods), a less than 1% decrease in sales volume, and changes in customer and product mix. In billing currencies, mill product selling prices declined 7% from 1999. Melted product sales increased 33% from $35.5 million in 1999 to $47.4 million in 2000 due to the net effects of a 39% increase in melted product sales volume, a 10% decline in melted product selling prices and changes in product mix. The decrease in the selling prices was principally due to greater price competition in TIMET's non-LTA business.

     Early in 2000, TIMET implemented a plan to address market and operating conditions, which resulted in the recognition of a net $2.8 million restructuring charge in 2000. The restructuring charge is principally related to personnel severance and benefits for the approximately 170 employees terminated as part of the restructuring. Additionally, TIMET recorded net special charges of $4.7 million to operating income, consisting of $3.5 million of equipment related impairment charges, $3.3 million of environmental remediation charges, and a special income item of $2.0 million related to the termination of TIMET's 1990 agreement to sell titanium sponge to Union Titanium Sponge Corporation.

     Gross margin was 1% of sales for 2000 compared to 5% in the prior year, primarily reflecting the net effects of lower selling prices, higher energy costs, lower raw material costs, changes in customer and product mix and special items. Gross margin in 2000 was adversely impacted by $3.5 million of equipment impairment charges and a $3.3 million charge for anticipated environmental remediation costs. Gross margin, excluding special items, was 2% in 2000, as compared to 5% for the year ended December 31, 1999.

     Selling, general, administrative and development expenses decreased 9% in 2000 compared to 1999 principally due to the impact of the restructuring plan implemented in early 2000, as well as reduced expenses related to the business-enterprise information system project that was completed in early 1999 and "Year 2000" computer systems expenses which were incurred in 1999 but not 2000.

     Equity in earnings (losses) of joint ventures of the "Titanium melted and mill products" segment in 2000 decreased by $1.4 million from 1999 principally due to the decline in earnings of VALTIMET.

     Non-operating income and expense.

                                                                               Year ended December 31,
                                                                ------------------------------------------------------
                                                                     2001                2000                1999
                                                                ---------------     ----------------   ---------------
                                                                                     (In millions)
Dividends and interest income                                   $        5.5        $        6.1       $        6.0
General corporate income (expense), net:
  SMC impairment charge                                                (61.5)                -                   -
  Other                                                                   .1                  .1               (1.2)
Interest expense                                                        (4.1)               (7.7)              (7.1)
                                                                ---------------     ----------------   ---------------
                                                                $      (60.0)       $       (1.5)      $       (2.3)
                                                                ===============     ================   ===============

     Dividends and interest income consisted principally of dividends on $80 million principal amount of non-voting convertible preferred securities of Special Metals Corporation. During the fourth quarter of 2001, TIMET recognized a $61.5 million pre-tax impairment charge to general corporate expense for an other than temporary decline in the fair value of these securities.

     The remaining general corporate income (expense) consists principally of currency transaction gains/losses. In 2000, net currency losses of $1.1 million were offset by a $1.2 million gain on the sale of TIMET's castings joint venture.

     Interest expense for 2001 decreased 47% compared to 2000, primarily due to the paydown of TIMET's revolving U.S. debt following settlement of the Boeing related litigation. Interest expense for 2000 increased over 1999 primarily due to the net effects of increased interest rates related to U.S. credit facilities entered into in early 2000, lower average borrowings outstanding during the year and a lower level of capitalized interest.

     European operations. TIMET has substantial operations and assets located in Europe, principally the United Kingdom, with less significant operations in France and Italy. Titanium is a worldwide market, and many factors influencing TIMET's U.S. and European operations are similar.

     Approximately 40% of TIMET's sales revenue originated in Europe in 2001, of which approximately 60% was denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in functional currencies. TIMET's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     TIMET does not use currency contracts to hedge its currency exposures. Net currency transaction gains/losses included in earnings were a gain of $.1 million in 2001 and losses of $1.1 million and $1.2 million in 2000 and 1999, respectively. At December 31, 2001, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $31.7 million and $41.2 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings. Exchange rates among eleven European currencies (including the French franc and Italian lira, but excluding the British pound) became fixed relative to each other as a result of the implementation of the euro effective in 1999.

     Income taxes. Based on its recent history of losses, its near term outlook, and management's evaluation of available tax planning strategies, TIMET concluded that realization of its previously recorded U.S. deferred tax assets did not continue to meet the "more-likely-than-not" recognition criteria. Accordingly, during 2001, TIMET increased its deferred tax valuation allowance by $35.5 million to offset deferred tax benefits related to net U.S. deferred tax assets, primarily net operating loss and minimum tax credit carryforwards and certain capital losses that did not meet the "more-likely-than-not" recognition criteria. This included a fourth quarter 2001 charge of $12.3 million to increase the deferred tax asset valuation allowance related to U.S. net deferred tax assets recorded as of September 30, 2001. This charge included $8.6 million as a component of income tax expense and $3.7 million as a component of minority interest - Convertible Preferred Securities. Additionally, TIMET determined that it would not recognize a deferred tax benefit related to U.S. losses commencing in the fourth quarter of 2001, and continuing for an uncertain period of time. Accordingly, TIMET provided a deferred tax valuation allowance of $23.2 million related to U.S. net deferred tax assets arising from its fourth quarter 2001 operating results.

     Minority interest. Annual dividend expense related to TIMET's 6.625% Convertible Preferred Securities approximates $13 million and is reported as minority interest. In 2000 and 1999, this expense was reported net of allocable income taxes; however, as a result of TIMET's decision to increase its deferred tax valuation allowance as described above, this expense was reported pre-tax in 2001. Other minority interest relates primarily to the 30% interest in TIMET Savoie held by CEZUS.

     Extraordinary item. During 2000, the deferred financing costs associated with TIMET's prior U.S. credit facility were written off and reflected as an extraordinary item of $.9 million after taxes.

     Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations, and exclude the potential effect of special and other charges related to restructurings, asset impairments, valuation allowances and similar items, unless otherwise noted. Undue reliance should not be placed on forward-looking statements. Actual results may differ materially. See Note 12 to the Consolidated Financial Statements - Commitments and contingencies regarding commitments, contingencies, legal, environmental and other matters, which may materially affect TIMET's future business, results of operations, financial position and liquidity.

     During the latter part of 2001, an economic slowdown in the U.S. and other regions of the world began to negatively affect the commercial aerospace industry as evidenced by, among other things, a decline in airline passenger traffic, reported operating losses by a number of airlines and a reduction in forecasted deliveries of large commercial aircraft from both Boeing and Airbus. On September 11, 2001, the United States was the target of terrorist attacks that exacerbated these trends and had a significant adverse impact on the global economy and the commercial aerospace industry. The major U.S. airlines reported significant financial losses in the fourth quarter of 2001 and profits of European and Asian airlines declined. In response, airlines have announced a number of actions to reduce both costs and capacity including, but not limited to, the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft, and allowing purchase options to expire.

     These events have resulted in the major commercial airframe and jet engine manufacturers substantially reducing their forecast of engine and aircraft deliveries over the next few years and their production levels in 2002. TIMET expects that aggregate industry mill product shipments will decrease in 2002 by approximately 16% to about 43,000 metric tons. TIMET believes that demand for mill products for the commercial aerospace sector could decline by up to 40% in 2002, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain since September 11, 2001. Excess inventory accumulation typically leads to order demand for titanium products falling below actual consumption.

     According to The Airline Monitor, a leading aerospace publication, large commercial aircraft deliveries totaled 834 (including 202 wide bodies) in 2001, and the most recent forecast of aircraft deliveries by The Airline Monitor calls for 660 deliveries in 2002, 505 deliveries in 2003 and 515 deliveries in 2004. After 2004, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries, with forecasted deliveries of 920 aircraft in 2008 exceeding 2001 levels. Compared to 2001, these forecasted delivery rates represent anticipated declines of about 20% in 2002 and just under 40% in 2003 and 2004. Additionally, TIMET's discussions with jet engine manufacturers and related suppliers suggest that they are expecting production declines in 2002 relative to 2001 in the range of 25% to 30%. Although certain recently reported economic data may indicate some modest level of recovery, TIMET expects the current slowdown in the commercial aerospace sector to last for about two years.

     Although the current business environment makes it particularly difficult to predict TIMET's future performance, TIMET believes sales revenue in 2002 may decline to approximately $375 million, reflecting the combined effects of decreases in sales volume, softening of market selling prices, and changes in customer and product mix. Mill product sales volume is expected to decline approximately 20% from 2001 levels to about 10,000 metric tons. Melted products volume is expected to decline by almost one-third relative to 2001, to approximately 3,000 metric tons. TIMET expects approximately 60% of its 2002 sales volume will be derived from the commercial aerospace sector (compared to approximately two-thirds in 2001), with the balance from military aerospace, industrial and emerging markets. The sales volume decline in 2002 is principally driven by an anticipated reduction in TIMET's commercial aerospace sales volume of approximately 30% compared to 2001, partly offset by sales volume growth to other markets.

     Market selling prices on new orders for titanium products, while difficult to forecast, are expected to soften throughout 2002. However, about one-half of TIMET's anticipated commercial aerospace volume in 2002 is under LTAs that provide TIMET with selling price stability on that portion of its business.

     TIMET may sell substantially similar titanium products to different customers at varying selling prices due to the effect of LTAs, timing of purchase orders and market fluctuations. There are also wide differences in selling prices across different titanium products that TIMET offers. Accordingly, the mix of customers and products sold affects the average selling price realized and has an important impact on sales revenue and gross margin. Average selling prices per kilogram, as reported by TIMET, reflect the net effects of changes in selling prices, currency exchange rates, customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor.

     Under the amended Boeing LTA, Boeing will advance TIMET $28.5 million annually from 2002 through 2007. TIMET received the $28.5 million advance for contract year 2002 in December of 2001. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. TIMET presently intends to recognize as income any forfeitable portion of the advance when it becomes virtually assured that Boeing's annual orders for delivery will be less than 7.5 million pounds and no other significant uncertainties exist. This will generally result in any take-or-pay forfeiture being recognized as operating income in the last half of each year. TIMET anticipates that Boeing will purchase about 3 million pounds of product in 2002. At this projected order level, TIMET expects to recognize about $17 million of income under the Boeing LTA's take-or-pay provisions in 2002. Any such earnings will be reported as operating income, but will not be included in sales revenue, sales volume or gross margin.

     TIMET's cost of sales is affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs represent the largest portion of TIMET's manufacturing cost structure. TIMET expects to manufacture a significant portion of its titanium sponge requirements in 2002 and purchase the balance. While the cost of titanium sponge manufactured at TIMET's Henderson, Nevada facility is expected to be relatively stable compared to 2001, TIMET expects the aggregate cost of purchased sponge and scrap to trend downward in 2002. TIMET expects its overall capacity utilization to average about 60% in 2002 compared to about 75% in 2001, however, TIMET's practical capacity utilization measures can vary significantly based on product mix. As production volume decreases, certain manufacturing and other costs will decrease at a slower rate and to a lesser extent than volume, effectively resulting in higher costs per metric ton. In combination with a softening of market selling prices, this is expected to result in a significant reduction of gross margin and gross margin percent in 2002 compared to 2001. TIMET currently anticipates that its gross margin as a percent of sales will decrease over the year and that gross margin will be near breakeven or less for the full year.

     In response to the current business climate, TIMET is taking a number of actions in the near term to reduce costs. These actions include reducing plant operating rates and employment levels as business declines, negotiating improved pricing at lower volume commitments for certain raw materials, reducing discretionary spending and negotiating various concessions from both suppliers and service providers. TIMET has reduced operating rates and employment levels at its melting facilities since September 11 and expects similar actions will occur in the future. For the longer term, TIMET is continuing to evaluate product line and facilities consolidations that may permit it to meaningfully reduce its cost structure in the future while maintaining and even increasing its market share. Accordingly, TIMET's results in 2002 could include one or more special or other charges for restructurings, asset impairments and similar charges that might be material.

     TIMET's agreement with its labor union at its Toronto, Ohio plant expires at the end of June 2002. TIMET does not presently anticipate any work stoppage or other labor disruption at any facility, and its outlook for 2002 does not contemplate any such event. However, should TIMET's efforts to negotiate a mutually satisfactory agreement be unsuccessful, any work stoppage or other labor disruption at any facility could materially and adversely affect TIMET's business, results of operation, financial position and liquidity.

     On October 11, 2001, TIMET was notified by Special Metals Corporation of its intention to again defer the payment of dividends on the SMC convertible preferred securities held by TIMET, effective with the dividend due on October 28, 2001. TIMET believes such dividends are likely to be deferred indefinitely and does not expect to recognize any dividend income on its SMC preferred securities in 2002.

     Selling, general, administrative and development expenses for 2002 should be approximately $42 million. Interest expense in 2002 should approximate $3 million. Minority interest on TIMET's Convertible Preferred Securities in 2002 should approximate $13 million.

     TIMET`s  effective   consolidated   income  tax  rate  is  expected  to  be
significantly below the U.S. statutory rate, as no income tax benefit is expected to be recorded on U.S. losses during 2002. However, TIMET operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income (loss) can significantly impact TIMET's overall effective tax rate.

     TIMET presently expects an operating loss in 2002 of approximately $25 million and a net loss of approximately $40 million. Although TIMET expects its gross margin to decrease over the year, TIMET presently anticipates its results in the last half of 2002 will be improved compared to the first half because the estimated $17 million expected to be earned under the take-or-pay provision of the Boeing LTA will be recognized in the last half of the year.

     TIMET expects cash flow from operations to be negative in 2002. This is principally driven by the expected net loss and the effect in 2002 of the $28.5 million cash advance payment that was received from Boeing in December 2001. This customer advance was reflected as a current liability on TIMET's consolidated balance sheet at year-end 2001 and will be reduced during 2002 as product shipments are made or the Boeing take-or-pay benefits are earned. Subsequent advances will occur early each calendar year beginning in 2003. Capital expenditures in 2002 are expected to be approximately $12 million, principally covering capital maintenance, safety and environmental programs. Depreciation and amortization should approximate $40 million. Effective January 1, 2002, TIMET will adopt Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill will not be amortized on a periodic basis. For the year ended December 31, 2001, TIMET recorded amortization expense of approximately $4.5 million relating to its goodwill.

     Debt is expected to increase in 2002 as compared to year-end 2001 levels. At December 31, 2001, TIMET had over $150 million of borrowing availability under its various worldwide credit agreements. TIMET believes its cash, cash flow from operations, and borrowing availability will satisfy its expected working capital, capital expenditures and other requirements in 2002.

     Future results of operations and other forward-looking statements contained in this Outlook involve a number of substantial risks and uncertainties that could significantly affect expected results. Actual results could differ materially from those described in such forward-looking statements, and TIMET disclaims any intention or obligation to update or revise any forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in TIMET's other filings with the Securities and Exchange Commission which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and TIMET under their LTAs, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of TIMET to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from war or terrorist activities and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

     Critical accounting policies. TIMET's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires TIMET to make estimates and judgments, and select from a range of possible estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, TIMET evaluates its estimates, including those related to allowances for uncollectible accounts receivable, inventory allowances, impairments of investments in preferred securities and investments accounted for by the equity method, the recoverability of other long-lived assets, including property and equipment, goodwill and other intangible assets, pension and other post-retirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for environmental remediation, litigation, income tax and other contingencies. TIMET bases its estimates and judgments, to varying degrees, on historical experience, advice of outside experts, and various other factors that it believes to be prudent under the circumstances. Actual results may differ from previously estimated amounts and such estimates, assumptions and judgments are regularly subject to revision. The policies discussed below are considered by management to be critical to an understanding of TIMET's financial statements because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain.

o Impairments of long-lived assets. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, goodwill and other intangible assets, may not be recoverable, TIMET prepares an evaluation comparing the carrying amount of the assets to the undiscounted expected future cash flows of the assets or asset group. If this comparison indicates that the carrying amount is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists.

     TIMET completed an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and APB Opinion No. 17, Intangible Assets, during the fourth quarter of 2001. Future cash flows are inherently uncertain. Although management utilizes certain external information sources such as The Airline Monitor as the basis for sales volume projections, significant management judgment is required in estimating other factors that are significant to future cash flows including, but not limited to, customer demand, TIMET's market position, selling prices, competitive forces and manufacturing costs. The result of this assessment led TIMET to conclude that there was no impairment related to the long-lived assets in the asset groups tested.

o Valuation and impairment of securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, TIMET evaluates its investments in debt and equity securities whenever events or conditions occur to indicate that the fair value of such investments has declined below their carrying amounts. If the decline in fair value is judged to be other than temporary, the carrying amount of the security is written down to fair value. TIMET undertook an assessment in the fourth quarter of 2001, with the assistance of an outside expert, of its investment in SMC. That assessment indicated that it was unlikely that TIMET would recover its then-existing carrying amount of the SMC securities in accordance with the securities' contractual terms and that an other than temporary decline in the fair value of its investment had occurred. Accordingly, TIMET recorded an impairment charge of $61.5 million in the fourth quarter of 2001.

     The SMC convertible preferred securities held by TIMET are not marketable and, accordingly, quoted market prices are unavailable. The estimate of fair value requires significant judgment and considered a number of factors including, but not limited to, the financial health and prospects of the issuer and market yields of comparable securities. The amount TIMET ultimately recovers from its investment in SMC, if any, could vary significantly from estimated fair value.

o Deferred income tax valuation allowances. Under SFAS 109, Accounting for Income Taxes, and related guidance, TIMET is required to record a valuation allowance if realization of deferred tax assets is not
     "more-likely-than-not." Substantial weight must be given to recent historical results and near term projections and management must assess the availability of tax planning strategies that might impact either the need for, or amount of, any valuation allowance.

     Based on its recent history of losses, its near term outlook and management's evaluation of available tax planning strategies, TIMET concluded that an increase in its valuation allowance against its U.S. net deferred tax assets was required. Accordingly, TIMET recorded a charge of $12.3 million in the fourth quarter of 2001 to increase its deferred tax asset valuation allowance related to previously recorded deferred tax assets. Additionally, TIMET determined that it would not recognize a deferred tax benefit related to U.S. losses commencing in the fourth quarter of 2001, and continuing for an uncertain period of time. Regular reviews of the "more-likely-than-not" criteria and availability of tax planning strategies will continue to require significant management judgment.

o Other loss contingencies. Accruals for estimated loss contingencies, including, but not limited to, product-related liabilities, environmental remediation, and litigation, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure is made when there is a reasonable possibility that a loss may have been incurred. Contingent liabilities are often resolved over long time periods. Estimating probable losses often requires analysis of various projections that are dependent upon the future outcome of multiple factors, including costs, the findings of investigations, and actions by TIMET and third parties.

o Inventory allowances. TIMET values approximately one-half of its inventory using the last-in, first-out ("LIFO") method with the remainder primarily stated using an average cost method. TIMET periodically reviews its inventory for estimated obsolescence or unmarketable inventory and records any write-down equal to the difference between the cost of inventory and its estimated net realizable value based upon assumptions about alternative uses, market conditions and other factors

NL

     The Company's equity in earnings of NL differs from the amount that would be expected by applying Tremont's ownership percentage to NL's separately-reported earnings, because of changes in Tremont's level of ownership of NL and the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in NL. Amortization of such basis differences generally reduces earnings, and increases losses, attributable to NL as reported by Tremont. The information included below relating to the financial position, results of operations and liquidity and capital resources of NL has been summarized from reports filed with the Commission by NL (File No. 1-640), which reports contain more detailed information concerning NL, including complete financial statements on NL's historical basis of accounting.

     Summarized statement of operations information of NL is presented below.

                                                       Year ended December 31,                   Change
                                              --------------------------------------    ------------------------
                                                 2001          2000          1999         2001-00       2000-99
                                              ----------    ----------    ----------    ----------    ----------
                                                          ($ in millions)
Net sales - Kronos                            $  835.1      $  922.3      $  908.4           -9%           +2%

Operating income - Kronos                     $  169.2      $  212.5      $  145.7          -20%          +46%
Insurance recoveries, net                         17.5           -             -
General corporate items:
  Securities earnings                              7.8          10.8           6.6
  Litigation settlement gains, net
     and other income                             16.3          73.7           -
  Corporate expenses, net                        (25.9)        (29.6)        (16.9)
  Interest expense                               (27.6)        (31.2)        (36.9)
                                              ----------    ----------    ----------

Pretax income (loss)                             157.3         236.2          98.5      $  (78.9)     $  137.7


Income tax (expense) benefit                     (34.9)        (78.4)         64.6
Extraordinary item                                 -             (.7)          -
Minority interest                                 (1.0)         (2.5)         (3.3)
                                              ----------    ----------    ----------

Net income (loss)                             $  121.4      $  154.6      $  159.8      $  (33.2)     $   (5.2)
                                              ==========    ==========    ==========    ==========    ==========

Tremont's equity in
  earnings (loss) of NL, including
  amortization of basis differences           $   21.1      $   28.4      $   28.1      $   (7.3)     $     .3
                                              ==========    ==========    ==========    ==========    ==========

TiO2 operating statistics
  Percent change in average selling prices
     (in billing currencies)                                                                 -3%           +6%
  Sales volume (MT in thousands)                   402           436           427           -8%           +2%
  Production volume (MT in thousands)              412           441           411           -6%           +7%
  Production rate as a percent of capacity         91%          Full           93%


     General. NL's operations are conducted by Kronos in the TiO2 business segment. As discussed below, average TiO2 selling prices in billing currencies (which excludes the effects of foreign currency translation) decreased in 2001 compared with 2000 and increased in 2000 compared with 1999. Kronos' operating income declined $43.3 million in 2001 compared with 2000 and increased $66.8 million in 2000 compared with 1999. Gross profit margins were 31% in 2001, 34% in 2000 and 27% in 1999.

     Many factors influence TiO2 pricing levels, including (i) industry capacity, (ii) worldwide demand growth, (iii) customer inventory levels and purchasing decisions and (iv) relative changes in foreign currency exchange rates. Kronos believes that the TiO2 industry has long-term growth potential, as discussed in Item 1. Business - NL - Industry and Business - NL - Competition.

     Kronos' operating income in 2001, including business interruption proceeds of $27.3 million, was lower than 2000, primarily due to lower average TiO2 selling prices in billing currencies and lower sales and production volumes. Kronos' operating income for 2000 was higher than 1999 due to higher average TiO2 selling prices in billing currencies and higher production and sales volumes.

     Average TiO2 selling prices in billing currencies during 2001 were 3% lower than 2000, with lower prices in all major regions. Pigment prices decreased from the preceding quarter during each quarter of 2001, reversing the upward trend that began in the fourth quarter of 1999 and continued through the fourth quarter of 2000. The rate of price declines increased in the fourth quarter of 2001 to 5% over the third quarter of 2001, and December 2001 prices were 2% lower than the average selling price for the quarter. The average selling price in billing currencies in December 2001 was 13% below the December 2000 average selling price. The most significant price erosion during this time period occurred in the European and export markets. TiO2 average selling prices continued to trend downward in the first quarter of 2002. Average TiO2 selling prices in billing currencies in 2000 were 6% higher than 1999, with higher prices in all major regions.

     Industry-wide demand was weak throughout 2001 as compared to 2000 and 1999 levels. Sales volume of 402,000 metric tons of TiO2 in 2001 was 8% lower than 2000, primarily due to lower sales in Europe and North America. Kronos' sales volume in the fourth quarter of 2001 decreased 1% from the fourth quarter of 2000 and 11% from the third quarter of 2001. Approximately one-half of Kronos' 2001 TiO2 sales volume was attributable to markets in Europe with approximately 38% attributable to North America, and the balance to other regions. Sales volume in 2000 was 2% higher than 1999, primarily due to higher sales in Europe and North America. Industry-wide demand was weak in early 1999. Demand in the second half of 1999 and the first three quarters of 2000 was stronger than comparable year-earlier periods as a result of, among other things, customers buying in advance of anticipated price increases. Demand softened in the fourth quarter of 2000 and weakened throughout 2001.

     NL's production volume was 412,000 metric tons in 2001, a decrease of 6% from a record 441,000 metric tons produced in 2000. Operating rates were at 91% in 2001 down from near full capacity in 2000, primarily due to lost production resulting from the Leverkusen fire and NL's decision to curtail production in the fourth quarter of 2001 as demand remained soft. Kronos' production volume in 2000 increased 7% compared with the 411,000 metric tons produced in 1999. Operating rates in 1999 were 93%. Production volume was curtailed in the beginning of the first quarter of 1999 in order to manage inventory levels. Finished goods inventory levels increased in the fourth quarter of 2001 and at the end of 2001 represented approximately two and one-half months of sales.

     NL settled the insurance coverage claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 ($46.9 million received as of December 31, 2001, with the remaining $9.5 million received in January 2002), of which $27.3 million related to business interruption and $29.1 million related to property damage, clean-up costs and other extra expenses. NL recognized a $17.5 million pre-tax gain in 2001 related to the property damage recovery after deducting $11.6 million of clean-up costs and other extra expenses incurred and the carrying value of assets destroyed in the fire. The gain was excluded from the determination of operating income. The $27.3 million of business interruption proceeds recognized in 2001 were allocated between other income, excluding corporate, which reflects recovery of lost margin ($7.2 million) and as a reduction of cost of sales to offset unallocated period costs ($20.1 million). The business interruption insurance proceeds distorted Kronos' operating income margin percentage in 2001 as there were no sales associated with the lost margin operating income recognized. No additional insurance recoveries related to the Leverkusen fire are expected to be received.

     NL's efforts to debottleneck Kronos' production facilities to meet long-term demand continue to prove successful. NL expects Kronos' production capacity of 455,000 metric tons at the end of 2001 will be increased to approximately 480,000 metric tons during 2005, primarily at its chloride facilities, with moderate capital expenditures.

     NL expects TiO2 industry demand in 2002 will improve over 2001 levels, because it expects worldwide economic conditions to improve and customer inventory levels to increase. Kronos' TiO2 production volume in 2002 is expected to approximate Kronos' 2002 TiO2 sales volume. In January 2002, Kronos announced price increases in all major markets of approximately 5% to 8% above existing December 2001 prices, scheduled to be implemented late in the first quarter of 2002 and early in the second quarter of 2002. Kronos is hopeful that it will realize such announced prices increases, but the extent to which Kronos can realize these and possibly other price increases during 2002 will depend on improving market conditions and global economic recovery. However, because TiO2 prices were generally declining during all of 2001, NL believes that its average 2002 prices in billing currencies will be significantly below its average 2001 prices, even if the recently-announced price increases are realized. Overall, NL expects its TiO2 operating income in 2002 will be significantly lower than 2001, primarily due to lower average TiO2 selling prices. NL's expectations as to the future prospects of NL and the TiO2 industry are based upon a number of factors beyond NL's control, including worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, NL's results of operations could be unfavorably affected.

     Excluding the effects of foreign currency translation, which reduced NL's expenses in both 2001 and 2000 compared to the year-earlier periods, Kronos' cost of sales in 2001 was lower than 2000 due to lower sales volume partially offset by higher unit costs, which resulted primarily from lower production levels. The effects of lower TiO2 sales volume and production volume were partially offset by business interruption proceeds. Kronos' cost of sales in 2000 was lower than 1999 primarily due to lower unit costs, which resulted primarily from higher production levels. Cost of sales, as a percentage of net sales, increased in 2001 primarily due to the impact on net sales of lower average selling prices and higher unit costs partially offset by business interruption insurance recoveries, and decreased in 2000 primarily due to the impact on net sales of higher average selling prices and lower unit costs.

     Excluding the effects of foreign currency  translation,  which reduced NL's expense in both 2001 and 2000 compared to the year-earlier periods, selling, general and administrative expenses ("SG&A"), excluding corporate expenses, decreased in 2001 from the year-earlier period due to lower variable compensation expense and lower selling and distribution expenses associated with lower 2001 sales volume. SG&A, excluding corporate expenses, increased in 2000 from the year-earlier period primarily due to higher variable compensation expense and higher selling and distribution expenses associated with higher 2000 sales volumes. SG&A, excluding corporate expenses, as a percentage of net sales, was 12% in each of 2001, 2000 and 1999. See discussion of corporate expenses below.

     NL has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). NL's non-U.S. sales and operating costs are subject to currency exchange rate fluctuations which may impact reported earnings and may affect the comparability of period-to-period revenues and expenses expressed in U.S. dollars. A significant amount of NL's sales (57% in 2001) are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. Certain purchases of raw materials, primarily titanium-containing feedstocks, are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro, decreased sales by $19 million and $68 million during 2001 and 2000, respectively, compared with the year-earlier period. When translated to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' average selling prices for 2001 decreased 5% from 2000. Kronos' average selling prices in U.S. dollars for 2000 decreased 1% from 1999. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in 2001 and 2000 compared with the respective prior year. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins on these sales at NL's non-U.S. subsidiaries. The favorable margin on export sales tends to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in 2001 and 2000 was not significant when compared to the year-earlier periods.

     General corporate. Corporate interest and dividend income, including noncash interest income on restricted cash balances and restricted marketable debt securities, fluctuate in part based upon the amount of funds invested and yields thereon. Average funds invested in 2001 and 2000 were higher compared with the respective prior year primarily due to the increase in restricted cash related to litigation settlement proceeds in January 2001 and July 2000. NL expects security earnings to be lower in 2002 than 2001 due to (i) lower average yields and (ii) lower average levels of funds available for investment due to lower 2002 operating cash flow and NL's decision to prepay $25 million of its 11.75% Senior Secured Notes.

     Securities transactions, net in 2001 related to a second-quarter $1.1 million noncash securities loss related to an other-than-temporary decline in value of certain available-for-sale securities held by NL. Securities transactions, net in 2000 included a second-quarter $5.6 million securities gain related to common stock received from the demutualization of an insurance
company  from  which  NL  had  purchased  certain   insurance   policies  and  a
fourth-quarter $3.1 million noncash securities loss related to an other-than-temporary decline in value of certain available-for-sale securities held by NL.

     Corporate income in 2001 and 2000 included gains of $11.7 million and $69.5 million, respectively, related principally to settlements with former insurance carrier groups. No further material settlements relating to litigation concerning environmental remediation coverage are expected. NL recognized $4.0 million in each of 2001, 2000 and 1999 of income related to the straight-line, five-year amortization of $20 million of proceeds received in conjunction with the 1998 sale of its specialty chemicals business attributable to a five-year agreement by NL not to compete in the rheological products business.

     Corporate expense in 2001 decreased from 2000, primarily as a result of lower legal expenses and lower variable compensation expense. NL expects corporate expense in 2002 will be comparable to or somewhat higher than 2001 levels.

     Interest expense in 2001 declined compared with the prior year primarily due to reduced levels of its outstanding 11.75% Senior Secured Notes (resulting from a $50 million prepayment in December 2000) and lower euro-denominated debt. Interest expense in 2000 declined compared to 1999 due to reduced levels of outstanding euro-denominated debt. Assuming no significant change in interest rates, interest expense in 2002 is expected to be lower compared with 2001 due to lower levels of outstanding indebtedness.

     Provision for income taxes. NL's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact NL's effective income tax rate. In 2001 NL's effective income tax rate varied from the normally expected rate primarily due to the recognition of certain German income tax attributes which previously did not meet the "more-likely-than-not" recognition criteria and incremental U.S. taxes on undistributed earnings of certain non-U.S. subsidiaries. In 2000, NL's effective income tax rate varied from the normally expected rate primarily due to the geographic mix of income, changes in the German income tax "base" rate and the recognition of certain deductible tax assets which previously did not meet the "more-likely-than-not" recognition criteria. In 1999, NL's effective tax rate varied from the normally expected rate due predominantly to the recognition of certain deductible tax attributes which previously did not meet the "more-likely-than-not" recognition criteria. Also in 2000 and 1999, NL recognized certain one-time benefits related to German tax settlements.

     Effective January 1, 2001, NL and its qualifying subsidiaries were included in the consolidated U.S. federal tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, NL is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that NL compute its provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement and using the tax elections made by Contran, NL makes payments to or receives payments from Valhi in amounts it would have paid to or received from the U.S. Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement unless NL was entitled to a refund from the U.S. Internal Revenue Service on a separate-company basis. Pursuant to the Contran Tax Agreement, NL has a $2.2 million receivable from Valhi related to capital loss carrybacks which would have been recoverable from the U.S. Internal Revenue Service.

     Minority interest. Minority interest primarily relates to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The minority interest shareholders of EMS actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings, as defined in the formation documents. NL includes liabilities contractually assumed by EMS in its consolidated balance sheet.

     Critical accounting policies and estimates. Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon NL's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The preparation of these financial statements requires NL to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, NL evaluates its estimates, including those related to inventory reserves, impairments of investments in marketable equity securities and investments accounted for by the equity method, the recoverability of other long-lived assets, pension and other post-retirement benefit obligations and the underlying actuarial assumptions related thereto, and the realization of deferred income tax assets and accruals for environmental remediation, litigation, income tax and other contingencies. NL bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     NL believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o NL provides reserves for estimated obsolescence or unmarketable finished goods inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional finished goods inventory reserves may be required. NL provides reserves for tools and supplies inventory generally based on both historical and expected future usage requirements.

o NL owns investments in certain companies that are accounted for either as marketable equity securities or under the equity method. For all of such investments, NL records an impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

o NL recognizes an impairment charge associated with its long-lived assets, including property and equipment, whenever it determines that recovery of such long-lived asset is not probable. Such determination is made in accordance with applicable GAAP requirement associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

o NL records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the "more-likely-than-not" recognition criteria. While NL has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future NL may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

o NL records an accrual for environmental, legal, income tax and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

LIQUIDITY AND CAPITAL RESOURCES

Tremont

     The Company had cash and equivalents of approximately $1.4 million at December 31, 2001 and $.8 million at December 31, 2000.

     Tremont's 12.3 million shares of TIMET common stock and 10.2 million shares of NL common stock had a quoted market value of approximately $49 million and $156 million, respectively, at December 31, 2001. See Note 11 to the Consolidated Financial Statements.

     The Company is a party to a reducing revolving loan agreement with a subsidiary of NL ("NLEMS"), which agreement expires March 31, 2003. At December 31, 2001, the outstanding loan balance was $12.7 million and no amounts were available for additional borrowings by the Company. The amount available for borrowing decreases by $250,000 at the end of each quarter until maturity, when the entire outstanding amount is due for repayment. The NLEMS revolving loan is collateralized by the 10.2 million shares of NL common stock owned by the Company. See Notes 4 and 11 to the Consolidated Financial Statements.

     Tremont's current quarterly dividend rate is $.07 per share. Dividends paid during 2001 totaled $.28 per share, aggregating $1.8 million. On February 6, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.07 per common share, payable on March 26, 2002 to stockholders of record as of the close of business on March 18, 2002.

     During 1998, the Company collateralized with cash certain letters of credit backing insurance policies at its captive insurance subsidiary, Tall Pines. In 1999, NL collateralized a portion of the letters of credit as they related to its business with Tall Pines, and the Company received $9.9 million in cash previously pledged to collateralize the letters of credit, which funds were primarily used in the purchase of TIMET common stock from IMI.

     See Item 1 - Business - Regulatory and environmental matters and Note 12 to the Consolidated Financial Statements for a discussion of environmental matters.

     The revolving  loan  discussed  above and  dividends  from NL are currently
Tremont's primary sources of liquidity. The Company believes it will be necessary to amend the terms of its revolving loan agreement with NLEMS in 2002 to increase the amount of borrowings available to Tremont in order for Tremont to meet its projected near term obligations and continue the payment of dividends at the present quarterly rate. However, no assurance can be given that the Company's revolving loan can be amended in such manner. The Company has alternatives available to either conserve liquidity or raise additional liquidity which include, but are not limited to, the suspension of quarterly dividend payments and the sale, in whole or in part, of assets, including its investments in TIMET and NL. Although no assurance can be given, the Company expects to be able to satisfactorily amend its revolving loan agreement with NLEMS to provide sufficient liquidity for the Company to meet its obligations in 2002.

     The Company's equity in earnings (losses) of affiliates is primarily noncash. The Company received cash distributions from Landwell of $.9 million in 2001 and $.1 million in 2000 primarily to cover taxes associated with Landwell's income from land sales. In addition, the Company received a cash distribution from BMI of $.4 million in 2001. No cash distributions were received from Landwell in 1999. In 2001, NL paid four quarterly cash dividends at the rate of $.20 per NL share per quarter, aggregating $8.2 million to Tremont. In 2000, NL paid three quarterly dividends of $.15 per share and one quarterly dividend of $.20 per share, aggregating $6.6 million to Tremont. NL paid four quarterly cash dividends during 1999 at the rate of $.035 per NL share per quarter, aggregating $1.4 million to Tremont. TIMET paid three quarterly cash dividends during 1999 at the rate of $.04 per TIMET share per quarter, aggregating $1.5 million to Tremont. In the third quarter of 1999, TIMET suspended payment of its regular quarterly common stock dividend. TIMET's U.S. credit agreement prohibits the payment of dividends on its common stock if excess availability, as defined, is less than $40 million. TIMET's excess availability, as defined, at December 31, 2001 was $115 million. No dividends were paid by TIMET during 2001 or 2000. Based upon the Company's holdings of NL common stock at December 31, 2001 and the $.20 per share per quarter dividend expected from NL during 2002, the Company expects to receive approximately $8.2 million in dividends from NL in 2002. On February 6, 2002, NL's Board of Directors declared a regular quarterly dividend of $.20 per NL share to shareholders of record as of March 8, 2002 to be paid on March 22, 2002. Any future dividends from NL and TIMET will be at the discretion of the respective company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements, cash availability and contractual requirements. The Company understands that TIMET presently has no plans to resume payment of common stock dividends. Relative changes in assets and liabilities did not materially impact the Company's cash flow from operating activities.

     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests of subsidiaries and affiliates, incur, refinance or restructure indebtedness, repurchase shares of capital stock, consider the sale of interests in subsidiaries, affiliates, marketable securities or other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, the Company may investigate, evaluate, discuss and engage in acquisition, joint venture and other business combination opportunities. In the event of any future acquisition or joint venture opportunities, the Company may consider using available cash, issuing equity securities or incurring indebtedness.

     See Results of Operations and Note 12 to the Consolidated Financial Statements for additional matters affecting the Company's liquidity and capital resources.

     Contractual commitments. The Company is a party to a reducing revolving loan agreement which contractually commits the Company to pay $1.0 million during 2002 and $11.7 million (the balance of the loan) at March 31, 2003. See discussion above and in Note 11 to the Consolidated Financial Statements.

     Other. As previously reported, based upon the technical provision of the Investment Company Act of 1940 (the "1940 Act") and Tremont's ceasing to own a majority of TIMET's common stock following the acquisition of IMI by TIMET in February 1996, Tremont might arguably have been deemed to be an "investment company" under the 1940 Act, despite the fact that Tremont does not engage, nor has it engaged or intended to engage in the business of investing, reinvesting, owning, holding or trading of securities. Tremont sought an order from the Commission that, among other things, Tremont is primarily engaged, through TIMET and NL, in a non-investment company business. In June 2001, the Company received an order from the Commission confirming that Tremont is not subject to the 1940 Act.

TIMET

     Summarized balance sheet and cash flow information of TIMET is presented below.

                                                                                               December 31,
                                                                                  ------------------------------------
                                                                                        2001                2000
                                                                                  ----------------    ----------------
                                                                                              (In millions)
Cash and cash equivalents                                                         $        24.5       $         9.8
Other current assets                                                                      284.2               238.4
Goodwill and other intangible assets                                                       54.1                62.6
Other noncurrent assets                                                                    61.3               146.2
Property and equipment, net                                                               275.3               302.1
                                                                                  ----------------    ----------------

                                                                                  $       699.4       $       759.1
                                                                                  ================    ================

Current liabilities                                                               $       122.4       $       115.9
Long-term debt and capital lease obligations                                               19.3                27.6
Accrued OPEB cost                                                                          16.0                18.2
Other noncurrent liabilities                                                               33.7                30.9
Minority interest - Convertible Preferred Securities                                      201.2               201.2
Other minority interest                                                                     8.7                 7.8
Stockholders' equity                                                                      298.1               357.5
                                                                                  ----------------    ----------------

                                                                                  $       699.4       $       759.1
                                                                                  ================    ================

                                                                               Year ended December 31,
                                                                -------------------------------------------------------
                                                                     2001                2000               1999
                                                                ---------------     ----------------   ----------------
                                                                                     (In millions)
Net cash provided (used) by:
  Operating activities
    Before changes in assets and liabilities                    $       97.9        $       (4.1)      $       23.9
    Changes in assets and liabilities                                  (35.3)               67.4               (4.4)
                                                                ---------------     ----------------   ----------------
                                                                        62.6                63.3               19.5
  Investing activities                                                 (16.1)               (4.2)             (21.7)
  Financing activities                                                 (31.4)              (70.7)               8.6
                                                                ---------------     ----------------   ----------------
     Net cash provided (used by) operating,
       investing and financing activities                       $       15.1        $      (11.6)      $        6.4
                                                                ===============     ================   ================

Cash paid for:
  Interest expense, net of amounts capitalized                  $        3.1        $        7.6       $        6.7
  Convertible Preferred Securities dividends                            23.9                 3.3               13.3
  Income taxes, net                                                      4.2                 -                  0.1


     Operating   activities.   Cash   provided  by  operating   activities   was
approximately $63 million in 2001 and 2000 and $20 million in 1999.

     Cash provided by operating activities, excluding changes in assets and liabilities, during the past three years generally follows the trend in gross margin. Changes in assets and liabilities reflect the timing of purchases, production and sales, and can vary significantly from period to period. Accounts receivable increased in 2001, principally as a result of increased sales. Accounts receivable provided cash in 2000 and 1999, reflecting the decrease in sales levels as well as an improvement, particularly in 2000, in collections as reflected by a decrease in the average number of days that receivables were outstanding. The significant reduction in receivables in 2000 was also attributable to $16 million of customer payments received in the first quarter of 2000 related to a bill-and-hold arrangement entered into near the end of 1999.

     In April 2001, TIMET reached a settlement of the litigation between TIMET and Boeing. Pursuant to the settlement, TIMET received a cash payment of $82 million ($73 million net of legal fees) and in December 2001 received a $28.5 million customer advance from Boeing.

     Inventories increased in 2001, reflecting material purchases and production rates that were based on expected sales levels higher than actual sales levels achieved. Due to the impact of the September 11, 2001 terrorist attacks, TIMET received a number of customer order deferrals and cancellations late in 2001, contributing to the inventory increase. TIMET reduced inventories during 2000 and 1999 as excess raw materials and other inventory items were consumed and inventory reduction and control efforts were put in place.

     Changes in deferred income taxes in 2001 were primarily due to an increase in TIMET's deferred tax asset valuation allowance. Changes in income taxes in 2000 primarily reflect net tax refunds of $8 million. In 1999, income taxes payable decreased as the 1999 losses were carried back to recover a portion of prior years' taxes paid. Changes in accounts with related parties resulted primarily from relative changes in receivable levels with joint ventures in 2001, 2000 and 1999.

     Changes in restructuring charges represents payments made, primarily related to personnel severance and benefits, in connection with TIMET's 2000 and 1999 restructuring plans.

     Dividends for the period October 1998 through December 1999 on TIMET's investment in SMC 6.625% convertible preferred stock were deferred by SMC. In April 2000, SMC resumed current dividend payments of $1.3 million each quarter; however, dividends and interest in arrears were not paid. On October 11, 2001, TIMET was notified by SMC of SMC's intention to again defer the payment of dividends effective with the dividend due on October 28, 2001. TIMET believes that such dividends are likely to be deferred indefinitely.

     The SMC convertible preferred securities held by TIMET are not marketable and, accordingly, quoted market prices are unavailable. TIMET recorded a pre-tax impairment charge of $61.5 million related to these securities in 2001 that reduced the carrying amount of these securities to an estimated fair value of $27.5 million. TIMET believes SMC has a significant amount of debt relative to its near term potential earnings and cash flow and that a refinancing and/or restructuring of its capital, or some portion thereof, is necessary. SMC has indicated that it may violate certain bank covenants early in 2002 and that it is considering strategic and financial options, including efforts to restructure and/or modify the terms of certain debt agreements. Such efforts include negotiations with TIMET to modify the terms of its preferred securities in SMC and/or exchange, in whole or in part, such preferred securities for common stock, other securities or other assets.

     In April 2000, TIMET exercised its right to defer future dividend payments on its outstanding 6.625% Convertible Preferred Securities for a period of up to 10 quarters (subject to possible further extension for up to an additional 10 quarters), although interest continued to accrue at the coupon rate on the principal and unpaid dividends. A portion of the Boeing settlement, described above, was used to pay the previously deferred aggregate dividends of $13.9 million and resume the payment of the regularly scheduled dividends. Changes in accrued dividends on Convertible Preferred Securities reflect this activity.

     Investing activities. TIMET's capital expenditures were $16.1 million in 2001, up from $11.2 million in 2000. Capital expenditures were $24.8 million in 1999. Capital spending for 2001 was principally for safety and maintaining capacity. Capital spending for 2000 was principally for capacity enhancements, capital maintenance, and safety and environmental projects. Capital expenditures in 1999 were primarily related to the expansion of forging capacity at the Toronto, Ohio facility, the installation of the business-enterprise system in Europe and various environmental and other projects.

     Proceeds from sale of joint venture in 2000 represents the proceeds from TIMET's sale to Wyman-Gordon of TIMET's 20% interest in Wyman-Gordon Titanium Castings, LLC.

     Financing activities. Net repayments of $32 million in 2001 are principally the result of TIMET's litigation settlement with Boeing. Net repayments of $70 million in 2000 reflect reductions of outstanding borrowings principally in the U.S. resulting from collection of receivables, reduction in inventories, tax refunds, the sale of TIMET's casting joint venture and deferral of dividend payments on TIMET's Convertible Preferred Securities. Net borrowings of $13 million in 1999 were primarily to fund capital expenditures.

     In November 1999, TIMET's Board of Directors voted to suspend the regular quarterly dividend on its common stock in view of, among other things, the continuing weakness in overall market demand for titanium metal products. TIMET's U.S. credit agreement prohibits the payment of dividends on TIMET's common stock and the repurchase of common shares except under specified conditions. TIMET presently has no plans to resume payment of common stock dividends.

     Borrowing arrangements. At December 31, 2001, TIMET's net cash was approximately $12.1 million ($24.5 million of cash and equivalents, less $12.4 million of notes payable and debt, principally borrowings under TIMET's U.S. and U.K. credit agreements). At December 31, 2001, TIMET had over $150 million of borrowing availability under its various worldwide credit agreements.

     In 2000, TIMET completed a new $125 million, U.S. asset-based revolving credit agreement replacing its previous U.S. bank credit facility. Borrowings under this facility are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires TIMET's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of TIMET's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if excess availability is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on TIMET's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. Excess availability is defined as borrowing availability less certain contractual commitments such as letters of credit. At December 31, 2001, excess availability was $115 million. TIMET's U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. In the event the lender exercised such discretion, such event could have a significant adverse effect on TIMET's borrowing availability. Unused borrowing availability under this agreement at December 31, 2001 was approximately $117 million. The credit agreement expires in February 2003; however, TIMET is currently negotiating with its lender to extend the maturity date of this agreement on substantially similar terms.

     TIMET's  subsidiary,  TIMET UK,  has a credit  agreement  that  includes  a
revolving  and  term  loan  facility  and  an  overdraft   facility  (the  "U.K.
facilities"). During 2000, aggregate borrowing capacity under the U.K. facilities was increased from (pound)18 million to (pound)30 million. Borrowings under the U.K. facilities can be in various currencies, including U.S. dollars, British pounds and euros, accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. The U.K. overdraft facility is subject to annual review in February of each year and was extended in February 2002. The U.K. facilities expire in February 2005. As of December 31, 2001, the outstanding balance of the U.K. facilities was approximately $11 million with unused borrowing availability of approximately $31 million.

     Environmental matters. See Item 1 - Business - TIMET - Regulatory and environmental matters for a discussion of environmental matters.

     Other. TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, TIMET has in the past and, in light of its current outlook, may in the future seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

     Contractual commitments. TIMET is a party to various debt, lease and other agreements at December 31, 2001 that contractually and unconditionally commit TIMET to pay certain amounts in the future. The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment.

                                                                Unconditional Payment Due Date
                                              ------------------------------------------------------------------
                                                               2003/         2005/         2007 &
                                                 2002          2004          2006          After         Total
                                              ----------    ----------    ----------    ----------    ----------
         Contractual Commitment                                          (In millions)
------------------------------------------
Indebtedness                                  $    1.7      $   10.7      $    -        $    -        $   12.4

Capital leases                                      .3            .7            .4           7.5           8.9

Operating leases                                   4.3           4.1           1.0            .3           9.7

Obligations to Basic Management, Inc.              1.3           2.6           1.1           1.7           6.7

Minimum sponge purchase commitments               10.0          20.0          20.0           9.9          59.9

Company-obligated manditorily
  redeemable preferred securities of
  subsidiary trust holding solely
  subordinated debt securities                     -             -             -           201.2         201.2
                                              ----------    ----------    ----------    ----------    ----------
                                              $   17.6      $   38.1      $   22.5      $  220.6      $  298.8
                                              ==========    ==========    ==========    ==========    ==========

NL

     Summarized balance sheet and cash flow information of NL is presented below.

                                                                                              December 31,
                                                                                  ------------------------------------
                                                                                        2001                2000
                                                                                  ----------------    ----------------
                                                                                            (In millions)
Cash and cash equivalents                                                         $       179.3       $       189.6
Other current assets                                                                      379.8               364.2
Noncurrent securities                                                                      45.2                47.2
Investment in joint venture                                                               138.4               150.0
Other noncurrent assets                                                                    78.6                45.4
Property and equipment, net                                                               329.8               324.4
                                                                                  ----------------    ----------------

                                                                                  $     1,151.1       $     1,120.8
                                                                                  ================    ================

Current liabilities                                                               $       299.1       $       297.9
Long-term debt                                                                            195.5               195.4
Deferred income taxes                                                                     143.3               145.7
Accrued OPEB cost                                                                          29.8                29.4
Environmental liabilities                                                                  47.6                57.1
Other noncurrent liabilities                                                               41.7                44.5
Minority interest                                                                           7.2                 6.3
Shareholders' equity                                                                      386.9               344.5
                                                                                  ----------------    ----------------
                                                                                  $     1,151.1       $     1,120.8
                                                                                  ================    ================

                                                                               Year ended December 31,
                                                                -------------------------------------------------------
                                                                      2001                2000               1999
                                                                ----------------    ----------------   ----------------
                                                                                      (In millions)
Net cash provided (used) by:
  Operating activities:
    Before changes in assets and
         liabilities                                            $      135.3        $      153.1       $      115.7
    Changes in assets and liabilities                                   (5.6)              (13.4)              (7.4)
                                                                ----------------    -----------------  ----------------

                                                                       129.7               139.7              108.3

  Investing activities                                                 (57.2)              (56.2)             (38.4)
  Financing activities:                                                (75.5)              (95.7)             (88.0)
                                                                ----------------    -----------------  ----------------
Net cash provided (used by) operating,
  investing and financing activities                            $       (3.0)       $      (12.2)      $      (18.1)
                                                                ================    =================  ================


Cash paid for:
  Interest, net of amounts capitalized                          $       27.1        $       32.4       $       35.5
    Income taxes, net                                                   29.8                33.4               15.0


     Operating cash flows. Certain items included in the determination of net income do not represent current inflows or outflows of cash. For example, the net litigation settlement proceeds of $10.3 million and $69.5 million received in 2001 and 2000, respectively, that were transferred by the insurance carriers to special purpose trusts did not result in an increase in operating cash flow. Further, insurance recoveries, net of $17.5 million in 2001 are excluded from the determination of operating cash flow. These insurance proceeds are shown in the statement of cash flows under investing activities to partially offset the cash outflow impact of capital expenditures related to the Leverkusen sulfate plant reconstruction. Noncash interest income consists of earnings on restricted cash and restricted marketable debt securities which is not available for general corporate purposes. Certain other items included in the determination of net income have an impact on cash flows from operating activities, but the impact of such items on cash will differ from their impact on net income. For example, the amount of income or expense recorded for pension and OPEB assets and obligations (which depend upon a number of factors, including actuarial assumptions used to value obligations) will generally differ from the outflows of cash for such benefits.

     The TiO2 industry is cyclical and changes in economic conditions within the industry significantly impact the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities decreased $17.8 million in 2001 and increased $37.4 million in 2000 from the preceding year.

     Operating cash flows, before changes in assets and liabilities, in 2001 compared with 2000 were unfavorably affected by $43.3 million of lower operating income, partially offset by $9.0 million of lower payments to fund NL's pension plans, $6.6 million of lower current tax expense, $3.8 million of higher distributions from LPC, $3.8 million of lower corporate expenses and $2.0 million of lower cash interest expense, net.

     Operating cash flows in 2000 compared with 1999 were favorably affected by $66.8 million higher operating income and $4.8 million of lower cash interest expense, net, partially offset by $5.3 million of higher payments to fund NL's pension plans, $8.2 million of higher corporate expenses, $16.1 million of higher current tax expense, and $6.1 million of lower distributions from LPC.

     Changes in NL's assets and liabilities (excluding the effect of currency translation) in 2001 compared with 2000 were favorably affected by higher accounts payable of $21.8 million and a net decrease in accrued environmental costs of $8.4 million primarily related to the use of assets from NL's special purpose trusts. NL's assets and liabilities were unfavorably affected by higher inventories of $9.3 million, lower accounts with affiliates, net of $5.5 million, and payment of accrued supplemental retirement benefits of $4.5 million. In 2001 and 2000, pursuant to terms of certain titanium ore contracts, NL purchased, in advance of receipt, $31.6 million and $15.3 million, respectively, of titanium ore, a raw material, which is reflected in both inventory and accounts payable and had no net effect on operating cash flow.

     Changes in NL's assets and liabilities (excluding the effect of currency translation) in 2000 compared with 1999 were unfavorably affected by higher inventories of $44.1 million partially offset by lower receivables of $23.7 million and lower environmental accruals of $12.6 million.

     Investing cash flows. NL's capital expenditures were $53.7 million, $31.1 million and $35.6 million in 2001, 2000 and 1999, respectively. Capital expenditures in 2001 include an aggregate of $22.3 million for the rebuilding of NL's Leverkusen, Germany sulfate plant. NL received $23.4 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $3.2 million of expenses related to repairs and clean-up costs. Capital expenditures in 1999 were higher due to $6.0 million of expenditures for a landfill expansion for NL's Belgian facility. Capital expenditures at LPC were approximately $4.0 million in each of 2001, 2000 and 1999 and are not included in NL's capital expenditures.

     NL's capital expenditures during the past three years include an aggregate of $23.0 million ($5.0 million in 2001) for NL's ongoing environmental protection and compliance programs. NL's estimated 2002 and 2003 capital expenditures are $32.0 million for each year, and include $5.0 million and $4.0 million, respectively, in the area of environmental protection and compliance. Included in the 2002 capital expenditure estimate is $4.0 million to complete reconstruction of the Leverkusen, Germany sulfate plant.

     In February 2001, EMS loaned $13.4 million to Tremont under a reducing revolving loan agreement. The loan was approved by special committees of NL's and EMS's Boards of Directors. The loan bears interest at prime plus 2% (8% at December 31, 2001), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The creditworthiness of Tremont is dependent, in part, on the value of NL as Tremont's interest in NL is one of Tremont's more substantial assets. The maximum amount available for borrowing by Tremont reduces by $250,000 per quarter. In each of the second, third and fourth quarters of 2001, Tremont repaid $250,000 of the loan. At December 31, 2001, the outstanding loan balance was $12.7 million and no amounts were available for additional borrowings by Tremont.

     In May 2001, a wholly owned subsidiary of EMS loaned $20.0 million to the Harold C. Simmons Family Trust No. 2 (the "Family Trust") under a $25.0 million revolving credit agreement. The loan was approved by special committees of NL's and EMS's Boards of Directors. The loan bears interest at prime (6% at December 31, 2001), is due on demand with 60 days notice and is collateralized by 13,749 shares, or approximately 35%, of Contran's outstanding Class A voting common stock and 5,000 shares, or 100%, of Contran's Series E Cumulative preferred stock, both of which are owned by the Family Trust. The value of the collateral is dependent, in part, on the value of NL as Contran's interest in NL, through its beneficial ownership of Valhi, is one of Contran's more substantial assets. At December 31, 2001, $5.0 million was available for additional borrowing by the Family Trust.

     In November 2001, $7.9 million of restricted cash related to certain letters of credit supporting certain insurance related contracts was released.

     In January 2002, NL purchased EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI") for approximately $9.0 million.

     During 2000, NL purchased 1,000,000 shares of Tremont's common stock in market transactions for an aggregate of $26 million. Tremont owns 10.2 million shares, or 21%, of NL's outstanding common stock.

     Financing  cash flows.  In the second and third quarters of 2001, NL repaid
(euro)7.6 million ($6.5 million when paid) and (euro)16.4 million ($14.9 million when paid), respectively, of its euro-denominated short-term debt with excess cash flow from operations.

     In the  second  and third  quarters  of 2000 NL repaid  (euro)17.9  million
($16.7 million when paid) and (euro)13.0 million ($12.2 million when paid), respectively, of its euro-denominated short-term debt with cash flow from operations. In December 2000 NL borrowed $43 million of short-term non-U.S. dollar-denominated bank debt and used the proceeds along with cash on hand to redeem $50 million (par value) of NL's 11.75% Senior Secured Notes.

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

     On February 6, 2002, NL gave notice to the trustee of its intention to redeem $25 million principal amount of the 11.75% Senior Secured Notes due 2003 on March 22, 2002, at the current call price of 100%. NL may redeem additional 11.75% Senior Secured Notes in 2002.

     The 11.75% Senior Secured Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among others, restrict the ability of NL and its subsidiaries to incur debt, incur liens, pay dividends, merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity. In the event of a Change of Control, as defined in the indenture, NL would be required to make an offer to purchase the 11.75% Senior Secured Notes at 101% of the principal amount. NL would also be required to make an offer to purchase a specified amount of the 11.75% Senior Secured Notes at par value in the event NL generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. Other than operating lease commitments, NL is not party to any off-balance sheet financing arrangements.

     Dividends paid during 2001, 2000 and 1999 totaled $39.8 million, $32.7 million and $7.2 million, respectively. At December 31, 2001, NL had $20 million available for payment of dividends, acquisition of treasury shares, acquisition of affiliate stock and other restricted payments as defined in the 11.75% Senior Secured Notes indenture. On February 6, 2002, NL's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of March 8, 2002 to be paid on March 22, 2002.

     Pursuant to its share repurchase program, NL purchased 1,059,000 shares of its common stock in the open market at an aggregate cost of $15.5 million in 2001, 1,682,000 shares of its common stock at an aggregate cost of $30.9 million in 2000 and 552,000 shares of its common stock in the open market at an aggregate cost of $7.2 million in 1999. Approximately 1,207,000 additional shares are available for purchase under NL's share repurchase program. The available shares may be purchased over an unspecified period of time, and are to be held as treasury shares available for general corporate purposes.

     Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability. At December 31, 2001, NL had cash and cash equivalents aggregating $116 million (29% held by non-U.S. subsidiaries) and $83 million of restricted cash equivalents and restricted marketable debt securities held by U.S. subsidiaries, of which $16 million was classified as a noncurrent asset. At December 31, 2001, NL's subsidiaries had $8 million available for borrowing under non-U.S. credit facilities. At December 31, 2001, NL had complied with all financial covenants governing its debt agreements.

     Based upon NL's expectations for the TiO2 industry and anticipated demands on NL's cash resources as discussed herein, NL expects to have sufficient liquidity to meet its near term obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Company's expectations, NL's liquidity could be adversely affected.

     Income taxes. Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

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

     NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($9.2 million at December 31, 2001). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

     At December 31, 2001, NL had net deferred tax liabilities of $133 million. NL operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $154 million at December 31, 2001, principally related to Germany, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

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

     Foreign operations. As discussed above, NL has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of NL's assets and liabilities related to its non-U.S. operations, and therefore NL's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2001, NL had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

     Euro currency. Beginning January 1, 1999, certain members of the European Union ("EU"), including Germany, Belgium, the Netherlands and France, adopted a new European currency unit (the "euro") as their common legal currency. Following the introduction of the euro, the participating countries' national currencies remain legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, and the exchange rates between the euro and such national currency units are fixed. Beginning January 1, 2002, national currency units were exchanged for euros and the euro became the primary legal tender currency.

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

     Summary of debt and other contractual commitments. NL is a party to various debt, lease and other agreements which contractually and unconditionally commit NL to pay certain amounts in the future. The following table summarizes such contractual commitments that are unconditional both in terms of timing and amount by the type and date of payment.

                                                                  Unconditional Payment Due Date
                                              ------------------------------------------------------------------
                                                               2003/           2005/         2007 &
                                                 2002          2004            2006          After       Total
                                              ----------    ----------    ----------    ----------    ----------
          Contractual Commitment                                          (In millions)
-------------------------------------------

Indebtedness                                  $   47.2      $  195.2      $     .2      $    -        $  242.6


Property and equipment                            11.0           -             -             -            11.0

Operating leases                                   4.0           5.2           2.8          20.1          32.1
                                              ----------    ----------    ----------    ----------    ----------

                                              $   62.2      $  200.4      $    3.0      $   20.1      $  285.7
                                              ==========    ==========    ==========    ==========    ==========

     In addition, NL is a party to certain other agreements that contractually and unconditionally commit NL to pay certain amounts in the future. However, while NL believes it is probable that amounts will be spent in the future under such contracts, the amount and/or the timing of such future payments will vary depending on certain provisions of the applicable contract. Agreements to which NL is a party that fall into this category includes NL's long-term supply contracts for the purchase of chloride-process TiO2 feedstock.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tremont

     The Company is exposed to market risk from changes in interest rates and equity security prices. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk. The Company was not a party to any type of forward or derivative option contract at December 31, 2001.

     Interest rates. The Company is exposed to market risk from changes in interest rates related to indebtedness to related parties. At December 31, 2001, the Company's $12.7 million of indebtedness bore interest at a variable rate of 2% over prime and is due $1.0 million in 2002 and the remaining $11.7 million on March 31, 2003. At December 31, 2000, the Company's $13.4 million of indebtedness bore interest at a variable rate of .5% under prime and was paid off in February 2001. The weighted average interest rate on the Company's debt during 2001 and 2000 was 9.6% and 9.1%, respectively. See Note 11 to the Consolidated Financial Statements.

     Marketable equity security prices. The Company is exposed to market risk due to changes in prices of marketable securities. The fair value of such equity securities at December 31, 2001 and 2000 was $.3 million and $.4 million, respectively. The potential change in the aggregate fair value of these investments at December 31, 2001, assuming a 10% change in prices, would be $30,000.

TIMET

     General. TIMET is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. TIMET typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk and typically does not enter into currency forward contracts to manage its foreign exchange market risk associated with receivables, payables and indebtedness denominated in a currency other than the functional currency of the particular entity.

     Interest rates. TIMET is exposed to market risk from changes in interest rates related to indebtedness. At December 31, 2001 substantially all of TIMET's indebtedness was denominated in U.S. dollars, the British pound sterling or the euro and bore interest at variable rates, primarily related to spreads over LIBOR, as summarized below.

                                                     Contractual maturity date (1)
                                  ---------------------------------------------------------------------  Interest
                                     2002          2003          2004          2005          2006        rate (2)
                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                             (In millions)
Variable rate debt:
   U. S. dollars                  $    -        $    -        $    8.1      $    -        $    -            4.6%
   British pounds                      -             -             2.6           -             -            5.9%
   Euro                                1.7           -             -             -             -            4.9%

--------------------------------------------------------------------------------
(1) Non-U. S. dollar denominated amounts are translated at year-end rates of exchange.
(2)  Weighted average.


     At December 31, 2000, substantially all of TIMET's $44.9 million in outstanding indebtedness consisted of U.S. dollar-denominated variable rate debt at a weighted average interest rate of 8.2%.

     Foreign currency exchange rates. TIMET is exposed to market risk arising from changes in foreign currency exchange rates as a result of its international operations. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - TIMET - European operations.

     Commodity prices. TIMET is exposed to market risk arising from changes in commodity prices as a result of its long-term purchase and supply agreements with certain suppliers and customers. These agreements, which offer various fixed pricing arrangements, effectively obligate TIMET to bear (i) part of the risks of increased raw material and other costs which cannot be passed on to TIMET's customers through increased titanium product prices (in whole or in part) or (ii) the risk of decreasing raw material costs which are not passed on to TIMET by its suppliers in the form of lower raw material prices.

     Other.  TIMET holds  convertible  preferred  securities  of Special  Metals
Corporation (NASDAQ: SMCX) with a principal amount of $80 million and an estimated fair value of $27.5 million that are not publicly traded, and, accordingly, quoted market prices are unavailable. These securities are accounted for at estimated fair value and are considered "available-for-sale" securities. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - TIMET - Investing activities.

NL

     General. NL is exposed to market risk from changes in currency exchange rates, interest rates and equity security prices. In the past, NL has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. Otherwise, NL has not generally entered into forward or option contracts to manage such market risks, nor has NL entered into any such contract or other type of derivative instrument for trading purposes. NL was not a party to any forward or derivative option contracts related to currency exchange rates, interest rates or equity security prices at December 31, 2001 or 2000.

     Interest rates. NL is exposed to market risk from changes in interest rates, primarily related to indebtedness. At December 31, 2001, NL's aggregate indebtedness was split between 81% of fixed-rate instruments and 19% of variable-rate borrowings (2000 - 73% fixed-rate and 27% variable-rate). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted-average interest rates, by contractual maturity dates, for NL's aggregate indebtedness at December 31, 2001 and 2000. At December 31, 2001 and 2000, all outstanding fixed-rate indebtedness was denominated in U.S. dollars, and all outstanding variable-rate indebtedness was denominated in either euros or Norwegian kroner. Information shown below for such euro- and kroner-denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2001 using that date's exchange rate of 1.13 euro per U.S. dollar (2000 - 1.08 euro per U.S. dollar) and 9.02 kroner per U.S. dollar (2000 - 8.90 kroner per U.S. dollar). Certain kroner-denominated capital leases totaling $2.5 million in 2001 and $2.1 million in 2000 have been excluded from the table below.

                                                                                                            Fair value at
                                                                   Contractual Maturity Date                 December 31,
                                                     ----------------------------------------------------    -----------
                                                        N/A           2002          2003         Total          2001
                                                     ----------    ----------    ----------    ----------    -----------
                                                                               (In millions)
December 31, 2001:
Fixed-rate debt (U.S. dollar- denominated):
  Principal amount                                                 $    -        $  194.0      $  194.0      $   194.9
  Weighted-average interest rate                                        -          11.75%        11.75%
Variable-rate debt (Non-U.S. dollar - denominated):
  Principal amount - euro-denominated                                  24.0      $    -        $   24.0      $    24.0
  Weighted-average interest rate                                       3.8%           -            3.8%
  Principal amount - kroner denominated                            $   22.2      $    -        $   22.2      $    22.2
  Weighted-average interest rate                                       7.3%           -            7.3%

                                                        2001          2002          2003         Total           2000
                                                     ----------    ----------    ----------    ----------    -----------
                                                                               (In millions)
December 31, 2000:
Fixed-rate debt (U.S. dollar-denominated):
  Principal amount                                   $    -        $    -        $  194.0      $  194.0      $   195.9
  Weighted-average interest rate                          -             -          11.75%        11.75%
Variable-rate debt (Non-U.S. dollar - denominated):
  Principal amount - euro-denominated                $   47.5      $    -        $    -        $   47.5      $    47.5
  Weighted-average interest rate                         5.3%           -             -            5.3%
  Principal amount - kroner denominated              $   22.5      $    -        $    -        $   22.5      $    22.5
  Weighted-average interest rate                         7.9%           -             -            7.9%


     Currency exchange rates. NL is exposed to market risk arising from changes in currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, Canadian dollar, Norwegian kroner and the United Kingdom pound sterling. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - NL for a discussion of risks and uncertainties related to the conversion of certain of these currencies to the euro.

     At December 31, 2001, NL had $24.0 million of  indebtedness  denominated in euros (2000 - $47.5 million) and $22.2 million of indebtedness denominated in Norwegian kroner (2000 - $22.5 million). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates would be approximately $4.6 million (2000 - $7.0 million).

     Marketable equity and marketable debt security prices. NL is exposed to market risk due to changes in prices of the marketable equity securities which are held. The fair value of such equity securities at December 31, 2001 and 2000 was $45.2 million and $47.2 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $4.5 million and $4.7 million, respectively. The fair value of marketable debt securities at December 31, 2001 was $19.7 million. The potential change in the aggregate fair value of these investments assuming a 10% change in prices would be $2.0 million. NL did not hold any investments in marketable debt securities at December 31, 2000.

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

     The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions could differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by NL of future events, gains or losses.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is contained in a separate section of this Annual Report. See Index of Financial Statements and Schedules on page F.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Tremont Proxy Statement. See also Note 11 to the Consolidated Financial Statements.

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

               50 percent-or-less owned persons

               Consolidated financial statements of Titanium Metals Corporation (39% owned at December 31, 2001), with independent auditors report thereon, pages F through F-42 inclusive of TIMET's Annual Report on Form 10-K for the year ended December 31, 2001
               (Commission File No. 0-28538) included herein as Exhibit 99.1, are filed as part of this Annual Report.

               Consolidated financial statements of NL Industries, Inc. (21% owned at December 31, 2000), with independent auditors report thereon, pages F-1 through F-56 inclusive of NL's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-640) included herein as Exhibit 99.2, are filed as part of this Annual Report.

  (b)          Reports on Form 8-K

               Reports on Form 8-K filed by the Registrant for the quarter ended December 31, 2001 and the months of January and February, 2002:

                   Date of Report                Items Reported
               ----------------------        ----------------------

               October 5, 2001          -           5 and 7
               October 5, 2001          -           5 and 7
               October 24, 2001         -           5 and 7
               October 24, 2001         -           5 and 7
               February 8, 2002         -           5 and 7

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


   Item No.                                                  Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------
3.1               Restated Certificate of Incorporation of Tremont Corporation ("Tremont"), incorporated by reference to
                  Exhibit 3.1 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1990.

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

4.1               Indenture  dated October 20, 1993 governing NL's 11.75% Senior Secured Notes due 2003,  including form of Senior Note,  incorporated by reference to Exhibit 4.1 of NL's Quarterly  Report on Form 10-Q (File
                  No. 1-640) for the quarter ended September 30, 1993.

4.2               Senior Mirror Notes dated October 20, 1993, incorporated by reference to Exhibit 4.3 of NL's Quarterly
                  Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

4.3               Senior  Note  Subsidiary  Pledge  Agreement  dated  October  20,  1993  between NL and  Kronos,  Inc., incorporated  by reference to Exhibit 4.4 of NL's  Quarterly  Report on Form 10-Q (File No. 1-640) for
                  the quarter ended September 30, 1993.

4.4               Third Party Pledge and Intercreditor Agreement dated October 20, 1993 between NL, Chase Manhattan Bank
                  (National  Association) and Chemical Bank,  incorporated by reference to Exhibit 4.5 of NL's Quarterly
                  Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

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

4.7               Indenture for the 6 5/8% Convertible Junior  Subordinated  Debentures,  dated as of November 20, 1996, among Titanium Metals Corporation and The Chase Manhattan Bank, as Trustee,  incorporated by reference to Exhibit 4.3 of Titanium  Metals  Corporation's  Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.


   Item No.                                                  Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------
4.8               Form of 6 5/8%  Convertible  Preferred  Securities  (included in Exhibit 4.8 above),  incorporated  by reference  to  Exhibit  4.4 of  Titanium  Metals  Corporation's  Current  Report on Form 8-K (File No.
                  0-28538) filed with the Commission on December 5, 1996.

4.9               Form  of  6  5/8%  Convertible  Junior  Subordinated  Debentures  (included  in  Exhibit  4.9  above), incorporated by reference to Exhibit 4.6 of Titanium Metals  Corporation's  Current Report on Form 8-K
                  (File No. 0-28538) filed with the Commission on December 5, 1996.

4.10              Form of 6 5/8% Trust Common Securities  (included in Exhibit 4.8 above),  incorporated by reference to
                  Exhibit 4.5 of Titanium Metals Corporation's  Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

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

4.12              Purchase Agreement dated November 20, 1996, between Titanium Metals  Corporation,  TIMET Capital Trust
                  I, Salomon Brothers Inc, Merrill Lynch,  Pierce,  Fenner & Smith Incorporated and Morgan Stanley & Co.
                  Incorporated,  as Initial  Purchasers,  incorporated  by reference to Exhibit 99.1 of Titanium  Metals
                  Corporation's  Current Report on Form 8-K (File No.  0-28538) filed with the Commission on December 5,
                  1996.

4.13              Registration  Agreement,  dated November 20, 1996,  between TIMET Capital Trust I and Salomon Brothers
                  Inc, as  Representative  of the Initial  Purchasers,  incorporated  by  reference  to Exhibit  99.2 of
                  Titanium Metals Corporation's  Current Report on Form 8-K (File No. 0-28538) filed with the Commission on December 5, 1996.

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

10.1              Plan of  Restructuring  between Baroid  Corporation  ("Baroid",  formerly New Baroid  Corporation) and
                  Tremont, incorporated by reference to Exhibit 2.01 of Baroid's registration statement on Form 10 (File
                  No. 1-10624), filed with the Commission on August 31, 1990.



   Item No.                                                  Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------
10.2*             Amended and Restated 1988 Long Term Performance  Incentive Plan of Tremont,  incorporated by reference to Exhibit 10.1 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1994.

10.3              Form of Insurance  Sharing  Agreement  between NL Industries,  Inc., NL Insurance,  Ltd.,  Tremont and
                  Baroid,  incorporated by reference to Exhibit 10.6 of Baroid's registration statement on Form 10 (File
                  No. 1-10624), filed with the Commission on August 31, 1990.

10.4              Form of Employee  Benefit  Plan  Assumption  Agreement  between  Baroid and Tremont,  incorporated  by reference to Exhibit 10.14 of Baroid's registration statement on Form 10 (No. 1-10624), filed with the
                  Commission on August 31, 1990.

10.5              Indemnification  Agreement between Baroid,  Tremont and NL Insurance,  Ltd., dated September 26, 1990, incorporated  by  reference  to  Exhibit  10.35 of  Baroid's  registration  statement  on Form 10 (No.
                  1-10624), filed with the Commission on August 31, 1990.

10.6              Intercorporate  Services Agreement between Contran  Corporation and Tremont effective as of January 1,
                  2001,  incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for
                  the quarter ended March 31, 2001.

10.7              Intercorporate  Services  Agreement  by and between  Tremont and NL  effective  as of January 1, 2001, incorporated  by reference to Exhibit 10.2 of NL's Quarterly  Report on Form 10-Q (File No. 1-640) for
                  the quarter ended March 31, 2001.

10.8*             Agreement to Defer Bonus Payment dated July 27, 2001, by and between  Registrant and J. Landis Martin, incorporated by reference to Exhibit 10.4 of the  Registrant's  Quarterly  Report on Form 10-Q for the
                  quarter ended June 30, 2001.

10.9*             Non-Negotiable  Promissory  Note dated July 27, 2001, by and between  Registrant and J. Landis Martin, incorporated by reference to Exhibit 10.5 of the  Registrant's  Quarterly  Report on Form 10-Q for the
                  quarter ended June 30, 2001.

10.10*            Agreement  to Cancel Stock Option dated  December 19, 2001,  by and between  Registrant  and J. Landis
                  Martin.

10.11*            1992  Non-Employee  Director Stock Option Plan of Tremont  Corporation,  incorporated  by reference to
                  Exhibit 10.21 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1991.

10.12             Revolving  Loan Note dated  February 9, 2001 with Tremont  Corporation  as Maker and NL  Environmental
                  Management Services,  Inc. as Payee,  incorporated by reference to Exhibit 10.34 of NL's Annual Report on Form 10-K for the year ended December 31, 2000.



   Item No.                                                  Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------
10.13             Security  Agreement  dated February 9, 2001 by and between Tremont  Corporation  and NL  Environmental
                  Management  Services,  Inc.,  incorporated by reference to Exhibit 10.35 of NL's Annual Report on Form
                  10-K for the year ended December 31, 2000.

10.14             Tax Agreement between Valhi, Inc. and NL effective as of January 1, 2001, incorporated by reference to
                  Exhibit 10.36 of NL's Annual Report on Form 10-K for the year ended December 31, 2000.

10.15             Subscription  Agreement  by and among Valhi,  Inc.,  Tremont  Holdings,  LLC and Tremont  Group,  Inc.
                  effective as of December 31, 2000, incorporated by reference to Exhibit 10.37 of NL's Annual Report on
                  Form 10-K for the year ended December 31, 2000.

10.16             Tax Agreement between Valhi, Inc. and Tremont Corporation dated as of January 1, 2001, incorporated by reference to Exhibit No. 8 to Amendment  No. 17 of a Schedule 13D with respect to Tremont  Corporation dated December 31, 2000.

10.17             Lease Agreement,  dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England, incorporated by reference to Exhibit
                  10.23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

10.18             Intercorporate  Services  Agreement  between  Titanium  Metals  Corporation  and Tremont  Corporation,
                  effective as of January 1, 2001,  incorporated  by  reference  to Exhibit 10.1 of the Titanium  Metals
                  Corporation's Quarterly Report on Form 10-Q) File No. 0-28538) for the quarter ended June 30, 2001.

10.19             Settlement  Agreement and Release of Claims dated April 19, 2001 between  Titanium Metals  Corporation and The Boeing Company,  incorporated  by reference to Exhibit 10.1 of Titanium  Metals  Corporation's
                  Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended March 31, 2001.

10.20*            1996 Long Term Performance Incentive Plan of Titanium Metals Corporation, incorporated by reference to
                  Exhibit 10.19 of Titanium Metals Corporation's  Amendment No. 1 to Registration  Statement on Form S-1
                  (No. 333-18829).

10.21*            Titanium Metals  Corporation  Amended and Restated 1996 Non-Employee  Director  Compensation  Plan, as
                  amended and restated  effective  June 8, 2001,  incorporated  by reference to Exhibit 10.3 of Titanium
                  Metals  Corporation's  Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30,
                  2001.

10.22*            Titanium Metals  Corporation  Executive  Stock Ownership Loan Plan, as amended and restated  effective
                  February 28, 2001,  incorporated by reference to Exhibit 10.17 of Titanium Metals Corporation's Annual
                  Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2000.


   Item No.                                                  Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------
10.23*            Form of Loan and Pledge  Agreement by and between  Titanium Metals  Corporation  and individual  TIMET executives under Titanium Metals Corporation's Executive Stock Ownership Loan Program, incorporated by reference  to Exhibit  10.18 of Titanium  Metals  Corporation's  Annual  Report on Form 10-K (File No.
                  0-28538) for the year ended December 31, 2000.

10.24*            Senior  Executive Cash Incentive Plan of Titanium  Metals  Corporation,  incorporated  by reference to
                  Appendix B to Titanium  Metals  Corporation's  proxy  statement  included  as part of a  statement  on
                  Schedule 14A dated April 17, 1997.

10.25*            Executive Severance Policy of Titanium Metals  Corporation,  as amended and restated effective May 17,
                  2000,  incorporated by reference to Exhibit 10.3 of Titanium Metals Corporation's  Quarterly Report on
                  Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2000.

10.26*            Executive Agreement,  dated as of September 27, 1996, between Titanium Hearth  Technologies,  Inc. and
                  Charles H. Entrekin,  Jr., incorporated by reference to Exhibit 10.22 of Titanium Metals Corporation's
                  Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 1999.

10.27             Loan and Security Agreement by and among Congress Financial  Corporation  (Southwest),  as lender, and
                  Titanium Metals Corporation and Titanium Hearth Technologies,  Inc., as borrowers,  dated February 25,
                  2000,  incorporated  by reference to Exhibit 10.12 of Titanium Metals  Corporation's  Annual Report on
                  Form 10-K (File No. 0-28538) for the year ended December 31, 1999.

10.28             Amendment No. 1 to Loan and Security Agreement by and among Congress Financial Corporation (Southwest)
                  as Lender and Titanium Metals Corporation and Titanium Hearth Technologies,  Inc. as borrowers,  dated
                  September  7, 2001,  incorporated  by  reference  to Exhibit  10.3 of  Titanium  Metals  Corporation's
                  Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 2001.

10.29*            Trust Agreement,  effective as of May 22, 2001, by and between Titanium Metals  Corporation and Robert
                  E. Musgraves,  incorporated by reference to Exhibit 10.1 of Titanium  Metals  Corporation's  Quarterly
                  Report on Form 10-Q (File 0-28538) for the quarter ended September 30, 2001.

10.30*            Agreement  to Defer Bonus  Payment,  effective  as of May 22,  2001,  by and between  Titanium  Metals
                  Corporation  and J. Landis  Martin,  incorporated  by  reference  to Exhibit  10.2 of Titanium  Metals
                  Corporation's  Quarterly  Report on Form 10-Q (File No.  0-28538) for the quarter ended  September 30,
                  2001.

10.31             Investment Agreement dated July 9, 1998, between Titanium Metals Corporation, TIMET Finance Management
                  Company and Special Metals  Corporation,  incorporated by reference to Exhibit 10.1 of Titanium Metals
                  Corporation's Current Report on Form 8-K (File No. 0-28538) dated July 9, 1998.



   Item No.                                                  Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------
10.32             Amendment to Investment  Agreement,  dated October 28, 1998, among Titanium Metals Corporation,  TIMET
                  Finance Management Company and Special Metals  Corporation,  incorporated by reference to Exhibit 10.4 of Titanium  Metals  Corporation's  Quarterly  Report on Form 10-Q (File No.  0-28538) for the quarter ended September 30, 1998.

10.33             Registration  Rights Agreement,  dated October 28, 1998,  between TIMET Finance Management Company and
                  Special Metals Corporation, incorporated by reference to Exhibit 10.5 of Titanium Metals Corporation's
                  Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.34             Certificate of Designations  for the Special Metals  Corporation  Series A Preferred  Stock,  filed on
                  October 28, 1998, with the Secretary of State of Delaware, incorporated by reference to Exhibit 4.5 of a Current  Report on Form 8-K dated October 28, 1998,  filed by Special Metals  Corporation  (File No.
                  000-22029).

10.35             Lease  Contract  dated  June  21,  1952,  between   Farbenfabrieken   Bayer   Aktiengesellschaft   and
                  Titangesellschaft  mit beschrankter Haftung (German language version and English translation thereof), incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the
                  year ended December 31, 1985.

10.36             Contract on Supplies and Services  among Bayer AG, Kronos  Titan-GmbH and Kronos  International,  Inc.
                  dated June 30, 1995 (English translation from German language document),  incorporated by reference to
                  Exhibit 10.1 of NL's  Quarterly  Report on Form 10-Q (File No. 1-640) for the quarter ended  September
                  30, 1995.

10.37**           Richards  Bay Slag  Sales  Agreement  dated  May 1,  1995  between  Richards  Bay  Iron  and  Titanium
                  (Proprietary)  Limited and Kronos,  Inc.,  incorporated  by reference to Exhibit  10.17 of NL's Annual
                  Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.38**           Amendment  to  Richards  Bay Slag Sales  Agreement  dated May 1, 1999  between  Richards  Bay Iron and
                  Titanium  (Proprietary)  Limited and Kronos,  Inc.,  incorporated by reference to Exhibit 10.4 of NL's
                  Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1999.

10.39**           Amendment  to Richards  Bay Slag Sales  Agreement  dated June 1, 2001  Richards  Bay Iron and Titanium
                  (Proprietary)  Limited,  and Kronos,  Inc.,  incorporated  by reference to Exhibit 10.5 of NL's Annual
                  Report on Form 10-K (File No. 1-640) for the year ended December 31, 2001.

10.40             Formation  Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana,  Inc.
                  and Louisiana  Pigment  Company,  L.P.,  incorporated  by reference to Exhibit 10.2 of NL's  Quarterly
                  Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.



   Item No.                                                  Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------
10.41             Joint  Venture  Agreement  dated as of October 18,  1993  between  Tioxide  Americas  Inc.  and Kronos
                  Louisiana, Inc., incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File
                  No. 1-640) for the quarter ended September 30, 1993.

10.42             Kronos Offtake  Agreement  dated as of October 18, 1993 between Kronos  Louisiana,  Inc. and Louisiana
                  Pigment Company, L.P., incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q
                  (File No. 1-640) for the quarter ended September 30, 1993.

10.43             Amendment No. 1 to Kronos Offtake  Agreement  dated as of December 20, 1995 between Kronos  Louisiana,
                  Inc. and Louisiana  Pigment Company,  L.P.,  incorporated by reference to Exhibit 10.22 of NL's Annual
                  Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.44             Tioxide  Americas  Offtake  Agreement dated as of October 18, 1993 between  Tioxide  Americas Inc. and
                  Louisiana Pigment Company, L.P., incorporated by reference to Exhibit 10.5 of NL's Quarterly Report on
                  Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.45             Amendment No. 1 to Tioxide  Americas  Offtake  Agreement dated as of December 20, 1995 between Tioxide
                  Americas Inc. and Louisiana Pigment Company, L.P.,  incorporated by reference to Exhibit 10.24 of NL's
                  Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.46             TCI/KCI Output Purchase  Agreement dated as of October 18, 1993 between Tioxide Canada Inc. and Kronos
                  Canada,  Inc.,  incorporated by reference to Exhibit 10.6 of NL's Quarterly  Report on Form 10-Q (File
                  No. 1-640) for the quarter ended September 30, 1993.

10.47             TAI/KLA  Output  Purchase  Agreement  dated as of October 18, 1993 between  Tioxide  Americas Inc. and
                  Kronos  Louisiana,  Inc.,  incorporated by reference to Exhibit 10.7 of NL's Quarterly  Report on Form
                  10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.48             Master  Technology  Exchange  Agreement  dated as of October  18,  1993  among  Kronos,  Inc.,  Kronos
                  Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited,
                  incorporated  by reference to Exhibit 10.8 of NL's Quarterly  Report on Form 10-Q (File No. 1-640) for
                  the quarter ended September 30, 1993.

10.49             Parents' Undertaking dated as of October 18, 1993 between ICI American Holdings Inc. and Kronos, Inc., incorporated  by reference to Exhibit 10.9 of NL's Quarterly  Report on Form 10-Q (File No. 1-640) for
                  the quarter ended September 30, 1993.

10.50             Allocation  Agreement  dated as of October 18, 1993  between  Tioxide  Americas,  Inc.,  ICI  American
                  Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc., incorporated by reference to Exhibit 10.10 of
                  NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.



   Item No.                                                  Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------
10.51             Form of  Director's  Indemnity  Agreement  between  NL and the  independent  members  of the  Board of
                  Directors of NL,  incorporated  by reference to Exhibit 10.20 of NL's Annual Report on Form 10-K (File
                  No. 1-640) for the year ended December 31, 1987.

10.52*            1989 Long Term Performance Incentive Plan of NL Industries, Inc., incorporated by reference to Exhibit
                  B of NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on May 8, 1996.

10.53*            NL Industries,  Inc. Variable Compensation Plan,  incorporated by reference to Exhibit A of NL's Proxy
                  Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on May 8, 1996.

10.54*            NL Industries,  Inc. Variable Compensation Plan,  incorporated by reference to Exhibit B to NL's Proxy
                  Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on May 9, 2001.

10.55*            NL Industries, Inc. 1992 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors on February 13, 1992,  incorporated by reference to Appendix A of NL's Proxy Statement on Schedule 14A
                  (File No. 1-640) for the annual meeting of shareholders held on April 30, 1992.

10.56             Revolving  Loan Note dated May 4, 2001 with Harold C. Simmons  Family  Trust No. 2 and EMS  Financial,
                  Inc., incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640)
                  for the quarter ended September 30, 2001.

10.57             Security  Agreement  dated May 4, 2001 by and between  Harold C.  Simmons  Family  Trust No. 2 and EMS
                  Financials,  Inc.,  incorporated  by reference to Exhibit 10.2 of NL's  Quarterly  Report on Form 10-Q
                  (File No. 1-640) for the quarter ended September 30, 2001.

10.58             Purchase  Agreement  dated January 4, 2002 by and among Kronos,  Inc., as the Purchaser,  and Big Bend
                  Holdings LLC and Contran Insurance Holdings, Inc., as Sellers,  regarding the sale and purchase of EWI
                  RE, Inc. and EWI RE, Ltd.,  incorporated  by reference to Exhibit  10.43 of NL's Annual Report on Form
                  10-K (File No. 1-640) for the year ended December 31, 2001.

10.59             Intercorporate  Service Agreement by and between Contran Corporation and NL effective as of January 1,
                  2001, incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640)
                  for the quarter ended March 31, 2001.

10.60             Intercorporate  Service Agreement by and between Titanium Metals Corporation and NL, effective January
                  1, 2001,  incorporated by reference to Exhibit 10.2 of Titanium Metals Corporation's  Quarterly Report
                  on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2001.



   Item No.                                                  Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------
10.61             Insurance  Sharing  Agreement,  effective  January 1, 1990, by and between NL, NL Insurance,  Ltd. (an indirect  subsidiary of Tremont  Corporation)  and Baroid  Corporation,  incorporated  by reference to
                  Exhibit  10.20 of NL's Annual  Report on Form 10-K (File No.  1-640) for the year ended  December  31,
                  1991.

10.62*            Executive  Severance Agreement effective as of March 9, 1995 by and between NL and Lawrence A. Wigdor, incorporated  by reference to Exhibit 10.3 of NL's Quarterly  Report on Form 10-Q (File No. 1-640) for
                  the quarter ended September 30, 1996.

10.63*            Executive  Severance  Agreement  effective as of July 24, 1996 by and between NL and J. Landis Martin, incorporated  by reference to Exhibit 10.1 of NL's Quarterly  Report on Form 10-Q (File No. 1-640) for
                  the quarter ended March 31, 1997.

10.64*            Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991,  incorporated  by  reference to Exhibit  10.26 of NL's Annual  Report on Form 10-K
                  (File No. 1-640) for the year ended December 31, 1992.

10.65*            Amended  and  Restated  Supplemental  Executive  Retirement  Plan for  Executives  and  Officers of NL
                  Industries,  Inc.  effective as of May 1, 2001,  incorporated  by  reference to Exhibit  10.33 of NL's
                  Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2001.

10.66*            Agreement to Defer Bonus Payment dated February 20, 1998 between NL and Lawrence A. Wigdor and related trust  agreement,  incorporated by reference to Exhibit 10.48 of NL's Annual Report on Form 10-K (File
                  No. 1-640) for the year ended December 31, 1997.

10.67*            Agreement to Defer Bonus  Payment dated January 10, 2002 between NL and Lawrence A. Wigdor and related trust agreements,  incorporated by reference to Exhibit 10.35 of NL's Annual Report on Form 10-K (File
                  No. 1-640) for the year ended December 31, 2001.

10.68*            Agreement to Defer Bonus Payment  dated  February 20, 1998 between NL and J. Landis Martin and related trust  agreement,  incorporated by reference to Exhibit 10.49 of NL's Annual Report on Form 10-K (File
                  No. 1-640) for the year ended December 31, 1997.

10.69*            NL Industries,  Inc. 1998 Long-Term  Incentive  Plan,  incorporated by reference to Appendix A to NL's
                  Proxy Statement on Schedule 14A for the annual meeting of shareholders held on May 6, 1998.



   Item No.                                                  Exhibit Index
--------------    ------------------------------------------------------------------------------------------------------
21.1              Subsidiaries of the Registrant.

23.1              Consent of PricewaterhouseCoopers LLP.

99.1              Titanium Metals  Corporation (File No. 0-28538) Annual Report on Form 10-K for the year ended December
                  31, 2001, Item 3 - Legal Proceedings and Item 8 - Financial Statements and Supplementary Data (pages F to F-42).

99.2              NL Industries,  Inc. (File No. 1-640) Annual Report on Form 10-K for the year ended December 31, 2001,
                  Item 3 - Legal  Proceedings  and Item 8 - Financial  Statements and  Supplementary  Data (pages F-1 to
                  F-56).

--------------------------------------------------------------------------------
*    Management contract, compensatory plan or arrangement.
** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             TREMONT CORPORATION
                                             (Registrant)



                                             By /s/ J. Landis Martin
                                               ---------------------------------
                                               (Chairman of the Board, President
                                               and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ J. Landis Martin                         /s/ Harold C. Simmons
-----------------------------------          -----------------------------------
J. Landis Martin, March 25, 2002             Harold C. Simmons, March 25, 2002
(Chairman of the Board, President            (Director)
and Chief Executive Officer)


                                             /s/ Thomas P. Stafford
-----------------------------------          -----------------------------------
Susan E. Alderton, March 25, 2002            Thomas P. Stafford, March 25, 2002
(Director)                                   (Director)


/s/ Richard J. Boushka
-----------------------------------          -----------------------------------
Richard J. Boushka, March 25, 2002           Avy H. Stein, March 25, 2002
(Director)                                   (Director)


/s/ Glenn R. Simmons                         /s/ Mark A. Wallace
-----------------------------------          -----------------------------------
Glenn R. Simmons, March 25, 2002             Mark A. Wallace, March 25, 2002
(Director)                                   (Executive Vice President and
                                             Chief Financial Officer)

/s/ Steven L. Watson                         /s/ JoAnne A. Nadalin
-----------------------------------          -----------------------------------
Steven L. Watson, March 25, 2002             JoAnne A. Nadalin, March 25, 2002
(Director)                                   (Principal Accounting Officer)

                               TREMONT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(a) and 14(d)

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


                                                                          Page
Financial Statements

 Report of Independent Accountants                                         F-1

 Consolidated Balance Sheets - December 31, 2001 and 2000                  F-2

 Consolidated Statements of Income (Loss) - Years ended
   December 31, 2001, 2000 and 1999                                        F-4

 Consolidated Statements of Comprehensive Income (Loss) - Years ended
   December 31, 2001, 2000 and 1999                                        F-5

 Consolidated Statements of Cash Flows - Years ended
   December 31, 2001, 2000 and 1999                                        F-6

 Consolidated Statements of Changes in Stockholders' Equity Years ended
   December 31, 2001, 2000 and 1999                                        F-8

 Notes to Consolidated Financial Statements                                F-9


Financial Statement Schedules

 Report of Independent Accountants                                         S-1

 Schedule II - Valuation and Qualifying Accounts                           S-2



                                        F

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Tremont Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), of comprehensive income
(loss), of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tremont Corporation as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP


Denver, Colorado
February 7, 2002

                               TREMONT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000
                      (In thousands, except per share data)

ASSETS                                                                                      2001                2000
                                                                                      ----------------    ----------------
Current assets:
  Cash and cash equivalents                                                           $       1,446       $         793
  Accounts and notes receivable, less allowance of $2,663                                     3,415               2,744
  Receivable from related parties                                                               558               1,906
  Prepaid expenses and other                                                                  5,004               2,434
                                                                                      ----------------    ----------------

    Total current assets                                                                     10,423               7,877

Investment in Titanium Metals Corporation ("TIMET")                                          55,930              72,179
Investment in NL Industries, Inc. ("NL")                                                    130,319             122,717
Investment in other joint ventures                                                           12,415              13,134
Property and equipment, net                                                                   1,104                 536
Receivable from related parties                                                                 218                 836
Other                                                                                        20,911              12,299
                                                                                      ----------------    ----------------

                                                                                      $     231,320       $     229,578
                                                                                      ================    ================

                               TREMONT CORPORATION

                           December 31, 2001 and 2000
                      (In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY                                                        2001                2000
                                                                                      ----------------    ----------------
Current liabilities:
  Accrued liabilities                                                                 $      10,413       $       5,099
  Loan payable to related party                                                                -                 13,403
  Current maturities of note payable to related party                                         1,000                -
  Other payables to related parties                                                             286                 252
                                                                                      ----------------    ----------------

    Total current liabilities                                                                11,699              18,754

Note payable to related party                                                                11,650                -
Insurance claims and claim expenses                                                          21,686              13,486
Accrued postretirement benefit cost                                                          19,982              20,899
Deferred income taxes                                                                        14,412              12,605
Accrued environmental cost                                                                    2,937               5,311
Deferred compensation                                                                           800                -
                                                                                      ----------------    ----------------

    Total liabilities                                                                        83,166              71,055
                                                                                      ----------------    ----------------

Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized;
    none issued                                                                                -                   -
  Common stock, $1.00 par value; 14,000 shares authorized;
    7,817 shares issued                                                                       7,817               7,817
  Additional paid-in capital                                                                291,173             290,568
  Accumulated deficit                                                                       (56,095)            (53,488)
  Accumulated other comprehensive loss                                                      (29,991)            (21,624)
  Treasury stock, at cost (1,392 shares)                                                    (64,750)            (64,750)
                                                                                      ----------------    ----------------

    Total stockholders' equity                                                              148,154             158,523
                                                                                      ----------------    ----------------

                                                                                      $     231,320       $     229,578
                                                                                      ================    ================

Commitments and contingencies (Note 12)


          See accompanying notes to consolidated financial statements.
                                     F - 3

                               TREMONT CORPORATION

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                  Years ended December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

                                                                                  2001              2000              1999
                                                                             --------------    --------------    --------------
Equity in earnings (losses) of:
  TIMET                                                                      $     (9,161)     $     (8,648)     $    (71,992)
  NL                                                                               21,093            28,372            28,126
  Other joint ventures                                                                580             1,672               595
                                                                             --------------    --------------    --------------

                                                                                   12,512            21,396           (43,271)

Corporate expense, net                                                              5,872             1,949             2,696
Interest expense                                                                    1,258             1,230               917
                                                                             --------------    --------------    --------------

  Income (loss) before income taxes
     and minority interest                                                          5,382            18,217           (46,884)

Income tax expense (benefit)                                                        6,190             8,126           (18,871)
Minority interest                                                                    -                  455               191
                                                                             --------------    --------------    --------------

  Income (loss) before extraordinary item                                            (808)            9,636           (28,204)

Equity in extraordinary losses of TIMET and NL-
  early extinguishment of debt                                                       -                 (434)             -
                                                                             --------------    --------------    --------------

  Net income (loss)                                                          $       (808)     $      9,202      $    (28,204)
                                                                             ==============    ==============    ==============

Earnings (loss) per share:
  Before extraordinary item:
    Basic                                                                    $       (.13)     $       1.54      $      (4.41)
    Diluted                                                                  $       (.13)     $       1.49      $      (4.41)
  Net income (loss):
    Basic                                                                    $       (.13)     $       1.47      $      (4.41)
    Diluted                                                                  $       (.13)     $       1.43      $      (4.41)

Weighted average shares outstanding:
  Common shares                                                                     6,214             6,274             6,386
  Diluted shares                                                                    6,258             6,350             6,454



          See accompanying notes to consolidated financial statements.
                                     F - 4

                               TREMONT CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                                  2001              2000              1999
                                                                             --------------    --------------    --------------
Net income (loss)                                                            $       (808)     $      9,202      $    (28,204)
                                                                             --------------    --------------    --------------

Other comprehensive income (loss):
  Currency translation adjustment, net of tax benefit of
    $1,978, $4,216 and $3,561 in 2001, 2000 and
    1999, respectively                                                             (3,674)           (7,833)           (6,610)

  Unrealized gains (losses) on marketable securities,
    net of tax expense (benefit) of $65, $202 and
    $(163) in 2001, 2000 and 1999, respectively                                       124               373              (304)

  Pension liabilities adjustment, net of tax
    expense (benefit) of $(2,595), $(48) and
    $167 in 2001, 2000 and 1999, respectively                                      (4,817)              (89)              308
                                                                             --------------    --------------    --------------

  Total other comprehensive loss                                                   (8,367)           (7,549)           (6,606)
                                                                             --------------    --------------    --------------

  Comprehensive income (loss)                                                $     (9,175)     $      1,653      $    (34,810)
                                                                             ==============    ==============    ==============


          See accompanying notes to consolidated financial statements.
                                     F - 5

                               TREMONT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                                  2001              2000              1999
                                                                             --------------    --------------    --------------
Cash flows from operating activities:
  Net income (loss)                                                          $       (808)     $      9,202      $    (28,204)
  Losses (earnings) of affiliates:
    Before extraordinary item                                                     (12,512)          (21,396)           43,271
    Extraordinary item                                                               -                  434              -
    Distributions from affiliates                                                   9,472             6,721             2,904
  Deferred income taxes                                                             6,192             8,121           (17,066)
  Minority interest                                                                  -                  455               191
  Other, net                                                                          477               (46)           (1,514)
  Change in assets and liabilities:
    Accounts and notes receivable                                                    (671)             (130)              641
    Accounts with related parties                                                   2,000                92             2,162
    Prepaid expenses                                                               (2,570)             (650)             (580)
    Accrued liabilities                                                             5,314               476               802
    Income taxes                                                                     -                    4              (686)
    Other, net                                                                     (3,058)           (1,346)             (527)
                                                                             --------------    --------------    --------------

    Net cash provided by operating activities                                       3,836             1,937             1,394
                                                                             --------------    --------------    --------------

Cash flows from investing activities:
  Purchases of NL and TIMET common stock                                             -                 -              (15,988)
  Proceeds from sale of securities                                                     13               100              -
  Purchase of minority interest                                                      -               (2,500)             -
  Capital expenditures                                                               (644)             -                 -
  Other, net                                                                         -                 -                   (7)
                                                                             --------------    --------------    --------------

    Net cash used by investing activities                                            (631)           (2,400)          (15,995)
                                                                             --------------    --------------    --------------

Cash flows from financing activities:
  Letters of credit cash collateralized                                              -                 -                9,872
  Dividends paid                                                                   (1,799)           (1,792)           (1,788)
  Indebtedness with related parties:
    Borrowings                                                                     13,400             3,460             6,275
    Repayments                                                                    (14,153)           (3,800)             -
  Issuance of common stock                                                           -                  386              -
  Other, net                                                                         -                 -                  112
                                                                             --------------    --------------    --------------

    Net cash (used) provided by financing activities                               (2,552)           (1,746)           14,471
                                                                             --------------    --------------    --------------

    Net cash provided (used)                                                 $        653      $     (2,209)     $       (130)
                                                                             ==============    ==============    ==============

                               TREMONT CORPORATION

                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                                 2001              2000              1999
                                                                             --------------    --------------    --------------
Cash and cash equivalents:
  Net increase (decrease)                                                    $        653      $     (2,209)     $       (130)
  Cash at beginning of year                                                           793             3,002             3,132
                                                                             --------------    --------------    --------------

  Cash at end of year                                                        $      1,446      $        793      $      3,002
                                                                             ==============    ==============    ==============
Supplemental disclosures - cash paid for:
  Interest                                                                   $      1,258      $      1,230      $        400
  Income taxes                                                                       -                    2              -


          See accompanying notes to consolidated financial statements.
                                     F - 7

                               TREMONT CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                           Accumulated other
                                                                          comprehensive income
                                             Additional             ----------------------------------                Total
                              Common Common   paid-in   Accumulated  Currency   Marketable   Pension    Treasury  stockholders'
                              shares stock    capital     deficit   translation securities liabilities   stock       equity
                              ------ ------- ---------- ----------- ----------- ---------- ----------- ---------- -------------
Balance at December 31, 1998   6,377 $ 7,769 $  290,118 $  (30,906) $   (6,742) $     590  $   (1,317) $ (59,358) $    200,154

Comprehensive income (loss)     -       -          -       (28,204)     (6,610)      (304)        308       -          (34,810)
Dividends ($.28 per share)      -       -          -        (1,788)       -          -           -          -           (1,788)
Common stock issued               12      12         86       -           -          -           -          -               98
Other                           -       -            14       -           -          -           -          -               14
                              ------ ------- ---------- ----------- ----------- ---------- ----------- ---------- -------------

Balance at December 31, 1999   6,389   7,781    290,218    (60,898)    (13,352)       286      (1,009)   (59,358)      163,668

Comprehensive income (loss)     -       -          -         9,202      (7,833)       373         (89)      -            1,653
Dividends ($.28 per share)      -       -          -        (1,792)       -          -           -          -           (1,792)
Common stock issued               36      36        350       -           -          -           -          -              386
Treasury stock                  -       -          -          -           -          -           -        (5,392)       (5,392)
                              ------ ------- ---------- ----------- ----------- ---------- ----------- ---------- -------------

Balance at December 31, 2000   6,425   7,817    290,568    (53,488)    (21,185)       659      (1,098)   (64,750)      158,523

Comprehensive income (loss)     -       -          -          (808)     (3,674)       124      (4,817)      -           (9,175)
Dividends ($.28 per share)      -       -          -        (1,799)       -          -           -          -           (1,799)
Other                           -       -           605       -           -          -           -          -              605
                              ------ ------- ---------- ----------- ----------- ---------- ----------- ---------- -------------

Balance at December 31, 2001   6,425 $ 7,817 $  291,173 $  (56,095) $  (24,859) $     783  $   (5,915) $ (64,750) $    148,154
                              ====== ======= ========== =========== =========== ========== =========== ========== =============

          See accompanying notes to consolidated financial statements.
                                     F - 8

                               TREMONT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Organization

     Tremont Corporation ("Tremont") is principally a holding company with operations conducted through 39%-owned TIMET, 21%-owned NL, other joint ventures through wholly-owned TRECO L.L.C. ("TRECO") and through wholly-owned Tall Pines Insurance Company ("Tall Pines"). In December 2000, TRECO purchased the 25% minority interest in TRECO held by Union Titanium Sponge Corporation ("UTSC") for $2.5 million. See Note 4.

     At December 31, 2001, Valhi, Inc. ("Valhi") and Tremont, each affiliates of Contran Corporation ("Contran"), held approximately 61% and 21%, respectively, of NL's outstanding common stock, and together may be deemed to control NL. At December 31, 2001, Contran and its subsidiaries held approximately 94% of Valhi's outstanding common stock, and subsidiaries of Valhi held an aggregate of approximately 80% of Tremont's outstanding common stock. During 1999, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain the assets of certain employee benefit plans adopted by Valhi and related companies, purchased shares of TIMET common stock in market transactions; however, as of December 31, 2001, the CMRT had fully divested of all TIMET common stock. Between February 7, 2002 and March 1, 2002, the CMRT purchased 844,600 shares, or 2.6%, of TIMET common stock in open market transactions. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET. See Note 11.

Note 2 -  Summary of significant accounting policies

     Principles of consolidation. The accompanying consolidated financial statements include the accounts of Tremont and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated.

     Cash  and  cash  equivalents.   Cash  equivalents   include  highly  liquid
investments with original maturities of three months or less.

     Investments in TIMET, NL and other joint ventures. Investments in TIMET, NL and other more than 20%-owned but less than majority-owned entities are accounted for by the equity method. Differences between the cost of each such investment and the underlying equity in the historical carrying amounts of the entity's net assets (the "net difference") are allocated among the respective assets and liabilities based upon estimated relative fair values. Such net differences are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

     The Company periodically evaluates the net carrying value of its investments in TIMET, NL and other joint ventures to determine if there has been any decline in value that is other than temporary and would, therefore, require an impairment charge. The Company determined that no impairment charge was required at December 31, 2001. See Note 4.

     Marketable securities and other comprehensive income. Marketable equity securities are carried at fair value based upon quoted market prices. Realized gains and losses are based upon the specific identification of the securities sold. Unrealized gains and losses on available-for-sale securities held by the Company and the Company's equity in unrealized gains and losses on available-for-sale securities held by the Company's more than 20%-owned but less than majority-owned affiliates are accumulated in stockholders' equity as part of other comprehensive income, net of related deferred income taxes. Similarly, the Company's equity in foreign currency translation adjustments and minimum pension liability adjustments of such affiliates are accumulated in stockholders' equity as part of other comprehensive income, net of related deferred income taxes.

     Property, equipment and depreciation. Property and equipment are stated at cost. Depreciation is computed on the straight-line method over estimated useful lives of 10-20 years. Major improvements are capitalized and depreciated over the estimated period to be benefited. Maintenance, repairs and minor renewals are expensed as incurred.

     During the fourth quarter of 2001, the Company and TIMET adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which standard is effective retroactive to January 1, 2001. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, retains the fundamental provisions with respect to the recognition and measurement of long-lived asset impairment but does not apply to goodwill and other intangible assets. However, SFAS No. 144 provides expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of any entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS No. 144 had no material effect on the Company's or TIMET's results of operations, consolidated financial position or liquidity. NL will adopt SFAS No. 144 effective January 1, 2002. NL believes the adoption of SFAS No. 144 will not have a material adverse effect on its business, results of operations, financial position or liquidity.

     Stock-based compensation. The Company, TIMET and NL have elected the disclosure alternative prescribed by SFAS No. 123, Accounting for Stock-Based Compensation and to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. In the second quarter of 2001, the Company concluded that it was probable that its remaining stock options would be settled through cancellation of the options in return for cash payments. Effective in the second quarter of 2001, the Company recognized compensation expense with respect to its remaining stock options as the amount by which the quoted market price of the Company's common stock exceeds the option price, and increases or decreases in the market price of the Company's common stock will result in an adjustment to compensation expense. See
Note 10.

     Employee benefit plans. Accounting and funding policies for postretirement benefits other than pensions ("OPEB") are described in Note 9.

     Self-insurance. The Company is self-insured for certain losses relating to postretirement benefits and environmental matters. The Company maintains certain stop loss insurance to reduce its exposure for postretirement benefits and provides accruals for estimates of known liabilities. See Note 12 regarding environmental matters.

     Income taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries and affiliates not included in the consolidated tax group. The Company periodically reviews its deferred tax assets to determine if future realization is more-likely-than-not and a change in the valuation allowance is recorded in the period it is determined to be necessary. See Note 8.

     Environmental remediation costs. Environmental remediation obligations are accrued when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2001 and 2000, no receivables for recoveries have been recognized.

     Derivatives and hedging activities. The Company, TIMET and NL adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company, TIMET and NL have exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives that were issued or acquired prior to January 1, 1999. The Company, TIMET and NL were not parties to any significant derivative or hedging instruments covered by SFAS No. 133 during 2001 or at December 31, 2001, and the adoption of SFAS No. 133 had no material effect on the companies' business, results of operations, financial position or liquidity.

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

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, deferred tax valuation allowances, loss contingencies, fair values of financial instruments, the determination of discount and other rate assumptions for postretirement benefit costs, asset impairments and environmental remediation obligations. Actual results may, in some instances, differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

     Accounting principles not yet adopted. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company, TIMET and NL will adopt SFAS No. 142 effective January 1, 2002. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment and the amount of underlying equity in net assets of an equity method investee ("equity method goodwill"), will not be amortized on a periodic basis. Instead, goodwill (other than equity method goodwill) will be subject to a two-step impairment test to be performed at least on an annual basis. TIMET anticipates adoption of this standard will reduce its amortization expense commencing on January 1, 2002; however, impairment reviews may also result in future periodic write-downs. TIMET will complete its initial goodwill impairment analysis under the new standard during 2002, with the completion of the first step by June 30, 2002. If any goodwill impairment under the new standard is determine to exist, such impairment would be recognized as a cumulative effect of a change in accounting principle no later than December 31, 2002, as provided by the transition requirements of SFAS No. 142.

     Equity method goodwill will not be tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing generally accepted accounting principles. For the year ended December 31, 2001, amortization of goodwill included in the Company's reported pre-tax income was $1.7 million, consisting solely of amortization of goodwill related to Tremont's investment in NL.

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

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company, TIMET and NL are still studying this standard to determine, among other things, whether any of them has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the companies of adopting this standard has not yet been determined. The Company, TIMET and NL will adopt SFAS No. 143 no later than January 1, 2003.

     Reclassification. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3 - Operating segments

     Tremont is a holding company with operations conducted through its equity affiliates, principally TIMET and NL.

     TIMET is a vertically integrated producer of titanium sponge, melted products (ingot and slab) and a variety of titanium mill products for aerospace, industrial and other applications. TIMET's production facilities are located principally in the United States, the United Kingdom and France, and its products are sold throughout the world. These worldwide integrated activities comprise TIMET's principal segment, "Titanium melted and mill products." In 1999, TIMET's "Other" segment consisted of its nonintegrated joint ventures.

     NL's operations are conducted by Kronos in one operating business segment - the production and sale of titanium dioxide pigments ("TiO2"). Titanium dioxide pigments are used in a wide range of "quality-of-life" type products. NL's production facilities are located in Europe and North America and its products are sold throughout the world.

     Other joint ventures, held by wholly-owned TRECO, are principally comprised of (i) a 32% equity interest in Basic Management, Inc. ("BMI"), which, among other things, provides utility services in the industrial complex (the "BMI Complex") where TIMET's Henderson, Nevada plant is located and (ii) a 12% interest in The Landwell Company ("Landwell"), which is actively engaged in efforts to develop certain real estate. BMI owns an additional 50% interest in Landwell.

     Tall Pines, the Company's captive insurance subsidiary, reinsured certain risks of the Company, NL and their respective subsidiaries and also participated in various third party reinsurance treaties. Tall Pines currently provides certain property and liability insurance coverage to Tremont, TIMET, NL and other affiliates of Contran; however, the risks associated with these policies are completely reinsured into the commercial reinsurance market. All of the Company's unrelated reinsurance business is in run-off. Results of the Company's captive insurance operations, which are not significant, are included in corporate expenses, net. See Note 11.

Note 4 - Investment in TIMET, NL and other joint ventures

     See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of this Annual Report on Form 10-K for summarized information relating to the results of operations, financial position and cash flows of TIMET and NL.

     TIMET. In February 1999, Tremont exercised an option, received in connection with TIMET's acquisition of IMI Titanium ("IMI"), to purchase an additional two million shares of TIMET's common stock from IMI for $16 million. At December 31, 2001 and 2000, Tremont held 12.3 million shares, or approximately 39%, of TIMET's outstanding common stock.

     At December 31, 2001, the Company's net carrying value of its investment in TIMET was $4.55 per share compared to a per share market price of $3.99 at that date. Based on the decline in the market price for TIMET's common stock, the Company performed an analysis to determine whether an impairment charge relating to its investment in TIMET was required. The Company considered, among other things, TIMET's near term financial prospects, the volatility of TIMET's stock price since September 11, 2001, and the Company's projected amortization of the net difference between the cost of its investment in TIMET and its underlying equity in the historical carrying amounts of TIMET's net assets. The Company concluded that there was no decline in the value of its investment in TIMET that was other than temporary and that no impairment charge was required at December 31, 2001.

     At December 31, 1999, after considering what the Company believed to be all relevant factors including, among other things, TIMET's near term financial prospects, TIMET's stock price and the period of time it was below the Company's carrying value, and the Company's projected amortization of the net difference between the cost of its investment and its underlying equity in the historical carrying amounts of TIMET's net assets, the Company recorded a $61 million pre-tax non-cash charge ($38 million net-of-tax) to earnings to reduce the net carrying value of its investment in TIMET for an other than temporary impairment. In determining the amount of the impairment charge, the Company considered, among other things, recent ranges of TIMET's stock price and current estimates of TIMET's future operating losses which would further reduce the Company's net carrying value of its investment in TIMET as it records additional equity in losses.

     At December 31, 2001, the unamortized net difference related to the Company's investment in TIMET was a credit of approximately $58.6 million which is being amortized over the weighted average remaining lives of the TIMET assets, or approximately 12 years. See Note 2.

     NL. At December 31, 2001 and 2000, Tremont held 10.2 million shares, or 21% and 20%, respectively, of NL's outstanding common stock. At December 31, 2001, the net carrying amount of the Company's investment in NL was approximately $12.75 per share while the market price per share of NL common stock on that date was $15.27 per share. As described in Note 11, the Company's 10.2 million shares of NL are collateral for a revolving loan entered into by the Company in February 2001. See Item 7 - MD&A.

     At December 31, 2001, the unamortized net difference relating to the Company's investment in NL was approximately $55 million, of which $41 million is goodwill being amortized over 40 years, with substantially all of the remainder attributable to NL's property and equipment and being amortized over the weighted average remaining lives of the assets, or approximately 10 years. See Note 2.

     Other joint ventures. In December 2000, TRECO purchased the 25% minority interest in TRECO previously held by UTSC for $2.5 million. At December 31, 2001, the unamortized net difference relating to TRECO's investments in BMI and Landwell aggregated a net credit of approximately $2.0 million, of which $1.1 million is attributable to land and which is being amortized as the land is sold. The remainder of the unamortized net difference is attributable to BMI's and Landwell's property and equipment and is being amortized over the weighted average remaining lives of the assets, or approximately 10 years. See Note 11.

Note 5 - Property and equipment, net

                                                                                                  December 31,
                                                                                      ------------------------------------
                                                                                            2001                2000
                                                                                      ----------------    ----------------
                                                                                                 (In thousands)
Land and improvements                                                                 $         974       $         330
Buildings                                                                                       913                 913
Equipment                                                                                       179                 179
                                                                                      ----------------    ----------------
                                                                                              2,066               1,422
Less accumulated depreciation                                                                   962                 886
                                                                                      ----------------    ----------------

                                                                                      $       1,104       $         536
                                                                                      ================    ================

Note 6 - Other noncurrent assets

                                                                                                  December 31,
                                                                                      ------------------------------------
                                                                                            2001                2000
                                                                                      ----------------    ----------------
                                                                                                 (In thousands)
Restricted deposits                                                                   $       4,713       $       5,047
Reinsured claims incurred but not reported                                                   15,915               6,814
Other                                                                                           283                 438
                                                                                      ----------------    ----------------

                                                                                      $      20,911       $      12,299
                                                                                      ================    ================

     Restricted deposits for both years consist of cash collateral on letters of credit backing insurance policies at Tall Pines. See Note 11.

Note 7 - Accrued liabilities

                                                                                                  December 31,
                                                                                      ------------------------------------
                                                                                            2001                2000
                                                                                      ----------------    ----------------
                                                                                                 (In thousands)
Postretirement benefit costs                                                          $       1,432       $       1,432
Deferred compensation                                                                         1,407                -
Environmental costs                                                                           2,357                 725
Reserve for unearned insurance premiums                                                       4,611               2,375
Other                                                                                           606                 567
                                                                                      ----------------    ----------------

                                                                                      $      10,413       $       5,099
                                                                                      ================    ================

     Deferred compensation consists primarily of $1.1 million relating to the Company's agreement with its Chairman and CEO to cancel options to purchase Tremont common stock. This amount represents the difference between the option price of the stock and the market price of Tremont stock on the day of the cancellation of the options. Additionally, beginning in 2001, the Company recognized compensation expense with respect to its stock options as the amount by which the quoted market price of the Company's common stock exceeded the option price. Accordingly, the Company recorded $.3 million of compensation expense related to the Company's stock options outstanding at December 31, 2001. See Note 10.

Note 8 - Income taxes

     Summarized below are (i) the difference between the income tax expense (benefit) attributable to the income (loss) before income taxes and minority interest ("pre-tax income (loss)") and the amounts that would be expected using the U.S. federal statutory income tax rate of 35%, (ii) the components of the income tax expense (benefit) attributable to the pre-tax income (loss) and (iii) the components of the comprehensive tax expense (benefit).

                                                                                           Year ended December 31,
                                                                             --------------------------------------------------
                                                                                  2001              2000              1999
                                                                             --------------    --------------    --------------
                                                                                               (In thousands)
Expected income tax expense (benefit)                                        $      1,884      $      6,376      $    (16,409)
Adjustment of deferred tax asset valuation allowance                                7,225             3,161            (1,180)
Incremental tax and rate differences on equity in
  income of companies not included in the
  consolidated tax group                                                             (371)           (1,387)           (1,647)
Rate difference on equity in income of companies
  included in consolidated tax group                                               (2,508)             (135)              (67)
U.S. state income taxes, net                                                         -                    3                 6
Other, net                                                                            (40)              108               426
                                                                             --------------    --------------    --------------

                                                                             $      6,190      $      8,126      $    (18,871)
                                                                             ==============    ==============    ==============

Income tax expense (benefit):
  Current income taxes:
    U.S. federal                                                             $       -          $      -         $     (1,812)
    U.S. state                                                                         (2)                5                 7
  Deferred income taxes                                                             6,192             8,121           (17,066)
                                                                             --------------    --------------    --------------

                                                                             $      6,190      $      8,126      $    (18,871)
                                                                             ==============    ==============    ==============

Comprehensive tax expense (benefit) allocable to:
  Pre-tax income (loss)                                                      $      6,190      $      8,126      $    (18,871)
  Extraordinary items                                                                -                  (57)             -
  Stockholders' equity, principally other
    comprehensive income                                                           (4,386)           (4,062)           (3,557)
                                                                             --------------    --------------    --------------

                                                                             $      1,804      $      4,007      $    (22,428)
                                                                             ==============    ==============    ==============

     The components of deferred taxes are summarized below.

                                                                                   December 31,
                                                           ------------------------------------------------------------
                                                                       2001                            2000
                                                           ----------------------------    ----------------------------
                                                              Assets       Liabilities        Assets       Liabilities
                                                           ------------    ------------    ------------    ------------
                                                                                   (In millions)
Temporary differences relating to net assets:
  Property and equipment                                   $       .1      $      -        $       .1      $      -
  Accrued OPEB cost                                               7.5             -               7.8             -
  Accrued liabilities and other deductible differences            3.5             -               2.9             -
  Other taxable differences                                       -              (5.4)            -              (5.4)
  Investments in subsidiaries and affiliates including
    foreign currency translation adjustments:
      TIMET                                                      11.0             -               4.9             -
      NL                                                          -             (12.4)            -              (9.4)
      Other                                                       -               (.7)            -               (.8)
  Tax loss and credit carryforwards                               6.0             -               4.1             -
  Valuation allowance                                           (24.0)            -             (16.8)            -
                                                           ------------    ------------    ------------    ------------

  Gross deferred tax assets (liabilities)                         4.1           (18.5)            3.0           (15.6)

Netting                                                          (4.1)            4.1            (3.0)            3.0
                                                           ------------    ------------    ------------    ------------

Total deferred taxes                                              -             (14.4)            -             (12.6)
Less current deferred taxes                                       -               -               -               -
                                                           ------------    ------------    ------------    ------------

  Net noncurrent deferred taxes                            $      -        $    (14.4)      $     -        $    (12.6)
                                                           ============    ============    ============    ============

     The Company periodically reviews its deferred tax assets to determine if future realization is more-likely-than-not. During 2001, the Company increased its cumulative deferred tax valuation allowance, which offsets deferred tax assets the Company believes did not meet the "more-likely-than-not" recognition criteria, by $7.2 million to $24.0 million at December 31, 2001. Through the third quarter of 2001, the Company reduced its deferred tax asset valuation allowance by $3.6 million as a result of Tremont's recognition of equity in earnings of TIMET. In the fourth quarter of 2001, the Company recorded a $10.8 million valuation allowance against deferred tax assets related to the Company's recognition of equity in losses of TIMET and to net operating loss ("NOL") and minimum tax credit carryforwards which no longer met the "more-likely-than-not" recognition criteria. The valuation allowance increase in 2000 of $3.2 million was primarily attributable to a net increase in the basis differences in the Company's investment in TIMET, which did not meet the "more-likely-than-not" recognition criteria. The valuation allowance reduction in 1999 of $1.2 million was due primarily to the recognition of deferred tax assets, primarily capital losses on certain investment securities, which had not previously met the "more-likely-than-not" recognition criteria.

     At December 31, 2001, the Company had, for U.S. federal income tax purposes, NOL carryforwards of approximately $15.2 million, $5.3 million of which expire in 2018, $3.3 million of which expire in 2019, $.9 million of which expire in 2020 and $5.7 million of which expire in 2021. The Company had alternative minimum tax ("AMT") credit carryforwards of approximately $.7 million which can be used to offset regular income taxes payable in future years and which have an indefinite carryforward period.

     Effective January 1, 2001, the Company and NL were included in the consolidated United States federal income tax return of Contran (the "Contran Tax Group"). As a member of the Contran Tax Group, the Company is a party to a tax sharing agreement (the "Contran Tax Agreement"). The Contran Tax Agreement provides that the Company compute its provision for U.S. income taxes on a separate company basis using the tax elections made by Contran. Pursuant to the Contran Tax Agreement, and using the tax elections made by Contran, the Company will make payments to or receive payments from Valhi in amounts it would have paid to or received from the Internal Revenue Service had it not been a member of the Contran Tax Group. Refunds are limited to amounts previously paid under the Contran Tax Agreement. At December 31, 2001, there were no tax-related balances due to or from affiliates and no amounts were paid to or received from Valhi during 2001.

     The Company's 1998 federal income tax return has been examined by the Internal Revenue Service ("IRS") and the IRS has proposed additional tax deficiencies of $8.3 million. The Company has appealed the proposed deficiencies and believes it should prevail; however, in view of the inherent uncertainties involved in tax proceedings, no assurances can be given that these tax matters will be resolved in the Company's favor. The Company believes that it has provided adequate accruals for additional taxes which may ultimately result from all such examinations and believes that the ultimate disposition of such examination should not have a material adverse effect on the Company's business, results of operations, financial position or liquidity.

Note 9 - Postretirement benefits other than pensions ("OPEB")

     The Company retained the obligations for certain postretirement health care and life insurance benefits provided to eligible employees who retired prior to a separation of certain businesses from the Company in 1990. The Tremont Retiree Medical Plan (the "Plan") is unfunded and contributions to the Plan during the year equal benefits paid.

                                                                                                  December 31,
                                                                                      ------------------------------------
                                                                                            2001                2000
                                                                                      ----------------    ----------------
                                                                                                 (In thousands)
Actuarial present value of accumulated OPEB obligations:
  Balance at beginning of year                                                        $      16,577       $      16,821
  Interest cost                                                                               1,036               1,182
  Actuarial gain                                                                             (1,022)               (339)
  Benefits paid, net of participant contributions                                            (1,362)             (1,087)
                                                                                      ----------------    ----------------
  Balance at end of year                                                                     15,229              16,577
Unrecognized prior service credit                                                             3,768               4,209
Unrecognized net actuarial gain                                                               2,417               1,545
                                                                                      ----------------    ----------------
Total accrued OPEB cost                                                                      21,414              22,331
Less current portion                                                                          1,432               1,432
                                                                                      ----------------    ----------------

  Noncurrent accrued OPEB cost                                                        $      19,982       $      20,899
                                                                                      ================    ================

                                                                                           Year ended December 31,
                                                                             --------------------------------------------------
                                                                                  2001              2000              1999
                                                                             --------------    --------------    --------------
                                                                                               (In thousands)
OPEB expense:
  Interest cost                                                              $      1,036      $      1,182      $      1,164
  Amortization of prior service credit                                               (441)             (441)             (441)
  Amortization of gain/loss                                                          (150)             -                 -
                                                                             --------------    --------------    --------------

    Net OPEB expense                                                         $        445      $        741      $        723
                                                                             ==============    ==============    ==============

                                                                                                  December 31,
                                                                                      ------------------------------------
                                                                                            2001                2000
                                                                                      ----------------    ----------------
Weighted average assumptions:
  Discount rate                                                                               7.00%               7.25%
  Health care cost trend rate for the following period                                       11.15%               8.62%
  Ultimate health care cost trend rate                                                        5.00%               6.00%
  Fiscal period ultimate health care cost trend rate attained                                  2010                2016


     The health care cost trend rate grades gradually from the current level to the ultimate level, remaining constant thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased approximately $.1 million in 2001, and the actuarial present value of accumulated OPEB obligations at December 31, 2001 would have increased approximately $.8 million. A one-percentage point decrease would have a similar, but opposite, effect. The accrued OPEB cost is sensitive to changes in these estimated rates and actual results may differ from the obligations noted above.

Note 10 - Stockholders' equity

     Common stock. In 2001 and 2000, the Company paid a regular quarterly dividend of $.07 per common share. Cash dividends paid aggregated $1.8 million in each of 2001, 2000 and 1999.

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

     During the second quarter of 2001, individuals holding 27,825 outstanding and vested stock options agreed to the cancellation of such options in return for cash payments aggregating $.7 million, and such payments were recognized as compensation expense. The Company concluded that it was probable that its remaining 87,525 outstanding stock options, substantially all of which were fully vested and of which 60,000 were held by the Chairman and CEO of the Company, would be similarly settled in the future, and therefore, effective in the second quarter of 2001, the Company recognized compensation expense with respect to the remaining options. In December 2001, the Company signed an agreement with the Chairman and CEO of the Company to cancel 60,000 options to purchase Tremont stock owned by the Chairman and CEO for $1.1 million. This amount represents the difference between the option price of the stock and the market price of Tremont stock on the day of the cancellation of the options. The Company will pay this amount plus interest at 7% per annum compounded quarterly at the discretion of the Company's Management Development and Compensation Committee of the Board of Directors. Overall, the Company recognized $2.1 million in compensation expense in 2001 related to its stock options. The Company measures expense with respect to stock options as the amount by which the quoted market price of the Company's common stock exceeds the option price, and subsequent increases or decreases in the market price of the Company's common stock will result in an adjustment to the previously accrued compensation expense.

     Changes in options outstanding under the Company's long-term performance incentive and non-employee Director plans are summarized in the table below. Fair values were estimated using the Black-Scholes model based on the assumptions listed below. At December 31, 2001, options to purchase 24,025 shares were exercisable at a weighted average exercise price per share of $21.75 and options to purchase an additional 3,000 shares become exercisable in 2002. Outstanding options at December 31, 2001 had a weighted average remaining life of 1.8 years (2000 - 2.7 years). At December 31, 2001, no shares were available for future grant under the Company's Long-Term Performance Incentive Plan or the 1992 Non-Employee Director Stock Option Plan.

                                                                                                Weighted        Fair
                                                                                                average       value at
                                                          Exercise          Amount payable      exercise        grant
                                           Shares      price per share      upon exercise        price          Date
                                          --------    -----------------    ----------------    ----------    ----------
                                                              (In thousands, except per share amounts)
Outstanding at December 31, 1998              158     $    8.00-56.50      $       1,895       $   11.96

Granted                                         3               31.00                 93           31.00     $   10.78
Exercised                                     (12)          8.00-8.81                (98)           8.13
Canceled                                       (1)               8.13                 (7)           8.13
                                          --------    -----------------    ----------------    ----------

Outstanding at December 31, 1999              148          8.13-56.50              1,883           12.68

Granted                                         3               14.00                 42           14.00     $    6.54
Exercised                                     (36)         8.13-18.75               (387)          10.76
Canceled                                       (5)         8.13-22.22                (68)          13.24
                                          --------    -----------------    ----------------    ----------

Outstanding at December 31, 2000              110          8.13-56.50              1,470           13.31

Granted                                         3               35.00                105           35.00     $   15.43
Canceled                                      (86)         8.13-22.75               (947)          10.96
                                          --------    -----------------    ----------------    ----------

Outstanding at December 31, 2001               27     $    8.13-56.50      $         628       $   23.23
                                          ========    =================    ================    ==========

                                                                                  2001              2000              1999
                                                                             --------------    --------------    --------------
Assumptions at date of grant:
  Expected life (years)                                                               5.0               5.0               4.7
  Risk-free interest rate                                                          3.375%             4.85%             4.81%
  Volatility                                                                          47%               45%               40%
  Dividend yield                                                                       0%                0%                0%


     Had the Company, TIMET and NL elected to account for stock-based employee compensation for all awards granted in accordance with the fair value based accounting method of SFAS No. 123, the impact on the Company's net income and earnings per share would have been a reduction of $1.1 million and $.17, respectively, in 2001, $1.1 million and $.17, respectively, in 2000, and $1.6 million and $.25, respectively, in 1999.

Note 11 - Related party transactions

     The Company may be deemed to be controlled  by Harold C. Simmons.  See Note
1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (i) intercorporate transactions with related companies such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran, Valhi and other entities related to Mr. Simmons consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future. In connection with these activities, the Company may consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities have in the past and may in the future include participation in the acquisition or restructuring activities conducted by companies that may be deemed to be controlled by Harold C. Simmons.

     From time to time, the Company receives loans and advances from related parties pursuant to term and demand notes. These loans and advances are entered into principally for cash management purposes. When the Company borrows from related parties, it is generally able to pay a lower rate of interest than it would pay if it borrowed from other parties.

     During 1998, the Company entered into an advance agreement with Contran under which both parties could advance funds to each other, at the prime rate less 0.5%. At December 31, 2000, the interest rate on outstanding advances was 9%. Obligations under this agreement were payable upon demand. At December 31, 2000, Tremont owed Contran $13.4 million pursuant to this agreement, which amounts were borrowed primarily to purchase shares of NL and TIMET common stock during 1998 and 1999.

     In February 2001, the advances from Contran were repaid using the proceeds of a reducing revolving loan from a subsidiary of NL ("NLEMS"), which loan expires March 31, 2003. The maximum borrowing amount of the loan decreases by $250,000 each quarter beginning June 30, 2001. At December 31, 2001, the loan outstanding was $12.7 million, the maximum available under the revolving loan agreement. The loan bears interest at 2% above the prime rate. At December 31, 2001, the interest rate on the outstanding loan was 8%. In addition, the Company is required to pay a commitment fee of .5% per annum of the average unused line. The revolving loan is collateralized by the 10.2 million shares of NL common stock owned by the Company. See Note 4.

     Under the terms of various intercorporate services agreements ("ISAs") entered into between the Company and various related parties, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation of such persons. These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements.

     The Company is a party to an ISA with Contran pursuant to which Contran provides certain services to Tremont on a fee basis. Fees for services provided under such agreements were $1.3 million in 2001, $1.2 million in 2000 and $1.1 million 1999.

     The Company is a party to an ISA with NL pursuant to which NL provides certain management, tax and financial services to Tremont on a fee basis. Fees for services provided by NL were $.1 million in each of 2001, 2000 and 1999.

     The Company is a party to an ISA with TIMET whereby TIMET provides certain management, financial and other services to the Company on a fee basis. Fees for services provided by TIMET were approximately $.4 million in 2001, $.3 million in 2000 and $.2 million in 1999.

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

     Tall Pines, Valmont Insurance Company ("Valmont") and EWI RE, Inc. ("EWI") provide for or broker certain of Tremont's, TIMET's and NL's insurance policies. Valmont is a wholly-owned captive insurance company of Valhi. An entity controlled by one of Harold C. Simmons' daughters and Contran owned all of the outstanding common stock of EWI at December 31, 2001. On January 7, 2002, NL purchased EWI from its previous owners for an aggregate cash purchase price of approximately $9 million, and EWI became a wholly owned subsidiary of NL. Through December 31, 2000, Harold C. Simmons' son-in-law managed the operations of EWI. Subsequent to December 31, 2000, this son-in-law provides advisory services to EWI as requested by EWI. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. During 2001, Tremont paid less than $.1 million and TIMET and NL paid approximately $2.8 million and $10.1 million, respectively, for policies arranged or brokered by Tall Pines, Valmont and EWI. These amounts principally included payments for reinsurance and insurance premiums paid to unrelated third parties, but also included commissions paid to Tall Pines, Valmont and EWI. In Tremont's opinion, the amounts that Tremont paid for these insurance policies are reasonable and similar to those it could have obtained through unrelated insurance companies and/or brokers. Tremont expects, and understands that TIMET and NL expect, that these relationships with Tall Pines, Valmont and EWI will continue in 2002.

     The Company owns 32% of BMI, which among other things, provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to TIMET and other manufacturers within the BMI Complex located in Henderson, Nevada. The other owners of BMI (the "Owners") are generally the other manufacturers located within the complex. Power and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by TIMET to BMI for utility services were $1.5 million in 2001, $1.6 million in 2000 and $1.0 million in 1999. TIMET paid BMI a facilities usage fee of $1.3 million in each of 2001 and 2000 and $.8 million in 1999. The $1.3 million annual facilities usage fee continues through 2005. The facilities usage fee declines to $.5 million annually for 2006 through 2010, at which time the facilities usage fee expires.

     The  Company,  BMI and the  Owners  each own real  property  within the BMI
Complex. During 2001, the Company reimbursed BMI $.6 million pursuant to an agreement in which the Company, BMI and the Owners agreed to reimburse BMI for the costs of land improvements made to land owned by each company. The cost of the land improvements was divided among the companies based on each company's proportional share of the improved acreage.

     At December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999, the combined financial statements of BMI and Landwell reflected the following summarized financial information.

                                                                                                  December 31,
                                                                                      ------------------------------------
                                                                                            2001                2000
                                                                                      ----------------    ----------------
                                                                                                 (In thousands)
Current assets                                                                        $      32,098       $      41,458
Property and equipment, net                                                                  18,140              18,258
Other assets                                                                                 14,223              14,925
Land and development costs                                                                   13,091              11,944
Long-term notes and other receivables                                                         9,355               7,511
Investment in undeveloped land and water rights                                               2,270               2,458
                                                                                      ----------------    ----------------
  Total assets                                                                        $      89,177       $      96,554
                                                                                      ================    ================
Current liabilities                                                                   $      16,458       $      16,703
Other liabilities                                                                               436                 652
Long-term debt                                                                               18,545              19,201
Deferred income taxes                                                                         4,048               4,570
Equity                                                                                       49,690              55,428
                                                                                      ----------------    ----------------
  Total liabilities and equity                                                        $      89,177       $      96,554
                                                                                      ================    ================

                                                                                           Year ended December 31,
                                                                             --------------------------------------------------
                                                                                  2001              2000              1999
                                                                             --------------    --------------    --------------
                                                                                               (In thousands)
Combined revenues                                                            $     19,292      $     28,760      $     10,978
Income before income taxes                                                            575             8,535               364
Net income                                                                            761             7,640               551


     Landwell is treated as a partnership for federal income tax purposes, and accordingly, the combined results of operations of BMI and Landwell include a provision for income taxes on Landwell's earnings only to the extent that such earnings accrue to BMI.

     At December 31, 2001, current receivables from related parties principally include amounts due under insurance loss sharing agreements referred to above, noncurrent receivables from related parties include amounts due from TIMET for exercises of Tremont stock options, and current payables to related parties principally represent amounts payable to TIMET under the ISA.

Note 12 - Commitments and contingencies

     TIMET long-term agreements. TIMET has long-term agreements ("LTAs") with certain major aerospace customers, including, but not limited to, The Boeing Company ("Boeing"), Rolls-Royce plc ("Rolls-Royce"), United Technologies Corporation (Pratt & Whitney and related companies) ("UTC") and Wyman-Gordon Company ("Wyman-Gordon" - a unit of Precision Castparts Corporation ("PCC")). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The LTAs generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years. Generally, the LTAs require TIMET's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by TIMET, the LTAs may be terminated early. Additionally, if the parties are unable to reach agreement on pricing after the initial pricing period or in certain other circumstances, the LTAs may be terminated early.
These agreements were designed to limit selling price volatility to the customer, while providing TIMET with a committed base of volume throughout the aerospace business cycles. They also, to varying degrees, effectively obligate TIMET to bear part of the risks of increases in raw material and other costs, but allow TIMET to benefit in part from decreases in such costs.

     In April 2001, TIMET reached a settlement of the litigation between TIMET and Boeing related to the parties' LTA entered into in 1997. Pursuant to the settlement, TIMET received a cash payment of $82 million. TIMET's 2001 results reflect approximately $73 million (cash settlement less legal fees) as other operating income, with partially offsetting operating expenses of approximately $6.2 million for employee incentive compensation and other costs reported as a component of selling, general, administrative and development expense, resulting in a net pre-tax income effect of $66.8 million in 2001.

     In connection with the settlement, TIMET and Boeing also entered into an amended LTA that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under the amended LTA, Boeing advances TIMET $28.5 million annually for 2002 through 2007. The annual advance for contract year 2002 was made in December 2001, with subsequent advances occurring early each calendar year beginning in 2003. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its annual orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement TIMET will establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing will pay TIMET as such stock is produced.

     TIMET entered into an LTA in 1997 for the purchase of titanium sponge. The sponge LTA runs through 2007, with firm pricing through 2002, subject to certain possible adjustments and possible early termination in 2004. TIMET is currently in the process of renegotiating certain components of this LTA with the supplier. Although the LTA provides for annual purchases by TIMET of a minimum of 6,000 metric tons, the supplier has agreed to reduced purchases by TIMET since 1999. TIMET is currently operating under an agreement in principle that provides for significantly reduced minimum purchases in 2002 and certain other modified terms. During 2001, TIMET recorded a charge of $3.0 million relating to the sponge suppliers' agreement to renegotiate certain components of this LTA from time to time. As of December 31, 2001, $2.0 million of this amount remained accrued and unpaid. TIMET has no other long-term supply agreements.

     TIMET operating leases. TIMET leases certain manufacturing and office facilities and various equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Net rent expense was approximately $6.1 million in 2001, $6.6 million in 2000 and $5.9 million in 1999.

     At  December  31,  2001,  future  minimum  payments  under   noncancellable
operating leases having an initial or remaining term in excess of one year were as follows:

                                                                                                         Amount
                                                                                                   -------------------
                                                                                                     (In thousands)
Years ending December 31,
  2002                                                                                             $         4,253
  2003                                                                                                       2,734
  2004                                                                                                       1,345
  2005                                                                                                         522
  2006                                                                                                         445
  2007 and thereafter                                                                                          348
                                                                                                   -------------------

                                                                                                   $         9,647
                                                                                                   ===================

     NL leases. NL leases, pursuant to operating leases, various manufacturing and office space and transportation equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

     Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The
Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict NL's ability to transfer ownership or use of the Leverkusen facility.

     Net rent expense aggregated $9 million in each of 2001, 2000 and 1999. At December 31, 2001, minimum rental commitments under the terms of noncancellable operating leases were as follows:

                                                                                        Real Estate          Equipment
                                                                                      ----------------    ----------------
                                                                                                 (In thousands)
Years ending December 31,
  2002                                                                                $       1,855       $       2,190
  2003                                                                                        1,636               1,235
  2004                                                                                        1,440                 903
  2005                                                                                        1,062                 439
  2006                                                                                        1,026                 245
  2007 and thereafter                                                                        19,437                 700
                                                                                      ----------------    ----------------

                                                                                      $      26,456       $       5,712
                                                                                      ================    ================

     NL capital expenditures. At December 31, 2001, the estimated cost to complete capital projects in process approximated $11 million, including $4 million to complete the reconstruction of the Leverkusen Sulfate Plant.

     NL purchase commitments. NL has long-term supply contracts that provide for NL's chloride feedstock requirements through 2006. The agreements require NL purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $159 million.

Legal proceedings and other matters

  TIMET

     Legal proceedings. In September 2000, TIMET was named in an action filed by the U.S. Equal Employment Opportunity Commission in Federal District Court in Las Vegas Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint, as amended, alleges that several female employees at TIMET's Henderson, Nevada plant were the subject of sexual harassment and retaliation. TIMET intends to vigorously defend this action, but in any event does not presently anticipate that any adverse outcome in this case would be material to TIMET's results of operations, consolidated financial position or liquidity.

     Other. In March 2001, TIMET was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET believes that the source of this tungsten was contaminated silicon, which is used as an alloying addition to titanium at the melting stage, purchased from an outside vendor in 1998. TIMET continues to investigate the scope of this problem including identification of customers who received material manufactured using this silicon and the applications into which such material has been placed by such customers.

     At the present time, TIMET is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the ultimate liability it may incur with respect to this matter. TIMET currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. TIMET is continuing to work with its affected customers to determine the appropriate remedial steps required to satisfy their claims. Based upon continuing assessments of possible losses completed by TIMET, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001. This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which is not possible for TIMET to estimate at this time, and may be periodically revised in the future as more facts become known. As of December 31, 2001, $2.7 million remains accrued for potential future claims. TIMET has filed suit seeking full recovery from the silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter as of December 31, 2001.

     TIMET is involved in various other environmental, contractual, product liability and other claims, disputes and litigation incidental to its business.

     TIMET currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on TIMET's business, results of operations, consolidated financial position or liquidity.

  NL

     Lead pigment litigation. Since 1987 NL, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities, school districts and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including public and private nuisance, negligent product design, failure to warn, strict liability, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

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

Environmental matters

  Tremont

     The Company's non-operating properties are governed by various federal, state and local environmental laws and regulations. The Company's policy is to achieve compliance with environmental laws and regulations at all of its non-operating facilities and to continually strive to improve environmental performance. The Company believes that it is in substantial compliance with applicable requirements of environmental laws.

     The Company entered into a voluntary settlement agreement effective in July 2000 with the Arkansas Department of Environmental Quality and certain other potentially responsible parties ("PRPs") pursuant to which the Company and the other PRPs will undertake certain investigatory and remediation activities at a former mining site located in Hot Spring County, Arkansas. The Company currently believes that it has accrued adequate amounts ($5.3 million at December 31, 2001) to cover its share of probable and reasonably estimable environmental obligations. The Company expects to spend $2.4 million in 2002 for remediation efforts.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its non-operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future. Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations; the number of PRPs, their financial capabilities, and the allocation of costs among PRPs; the multiplicity of possible solutions; and the years of investigatory, remedial and monitoring activity required. It is possible that future developments could adversely affect the Company's business, results of operations, financial condition or liquidity.

  TIMET

     BMI Complex. In 1999, TIMET and certain other companies (the "Steering Committee Companies") that currently have or formerly had operations within the BMI Complex entered into a series of agreements with BMI and certain related companies pursuant to which, among other things, BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including the responsibility to complete all outstanding requirements pertaining to such activities under existing consent agreements with the Nevada Division of Environmental Protection. TIMET contributed $2.8 million to the cost of this remediation (which payment was charged against accrued liabilities). TIMET also agreed to convey to BMI, at no additional cost, certain lands owned by TIMET adjacent to its plant site (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow TIMET to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET agreed to contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million). TIMET, BMI and the other Steering Committee Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including any possible groundwater issues at the BMI Complex and the TIMET Pond Property.

     TIMET is continuing assessment work with respect to its own active plant site. During 2000, a preliminary study was completed of certain groundwater remediation issues at TIMET's Henderson operations and other TIMET sites within the BMI Complex (which sites do not include the above discussed TIMET Pond Property). TIMET accrued $3.3 million in 2000 based on the undiscounted cost estimates set forth in the study. These expenses are expected to be paid over a period of up to thirty years.

     Henderson facility. In February 2002, TIMET fulfilled all of its remaining obligations under the 2000 Settlement Agreement of the U. S. Environmental Protection Agency's 1998 civil action against TIMET (United States of America v. Titanium Metals Corporation; Civil Action No. CV-S-98-682-HDM (RLH), U. S. District Court, District of Nevada).

     At December 31, 2001, TIMET had accrued an aggregate of approximately $4 million primarily for environmental matters, including those discussed above. TIMET records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by TIMET at its operating facilities, or a determination that TIMET is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

  NL

     Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") and similar state laws in approximately 75 governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by NL or its subsidiaries, or their predecessors, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

     At December 31, 2001, NL had accrued $107 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries other than the settlements in 2001 and 2000.

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

Concentrations of credit risk

  TIMET

     Substantially all of TIMET's sales and operating income (loss) are derived from operations based in the U.S., the U.K. and France. Over 70% of TIMET's sales revenue is generated by sales to customers in the aerospace industry (including airframe and engine construction). As described previously, TIMET has LTAs with certain major aerospace customers, including Boeing, Rolls-Royce, UTC and Wyman-Gordon. These agreements and others accounted for approximately 43% and 35% of sales revenue in 2001 and 2000, respectively. During 1999 and 2000, PCC acquired Wyman-Gordon and a forging company in the U.K. Sales to PCC and related entities approximated 11% of TIMET's sales revenue in 2001. Sales to Rolls-Royce and other Rolls-Royce suppliers under the Rolls-Royce LTA (including sales to certain of the PCC related entities) represented approximately 15% of TIMET's sales revenue in 2001. TIMET's ten largest customers accounted for about one-half of sales revenue in 2001 and 2000 and about 30% of sales revenue in 1999. Such concentration of customers may impact TIMET's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions.

  NL

     Sales of TiO2 accounted for more than 90% of net sales from continuing operations during each of the past three years. The remaining sales result from the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, with the top ten customers approximating 25% of net sales in each of the last three years. Approximately one-half of NL's TiO2 sales by volume were to Europe in each of the past three years and approximately 38% in 2001 and 37% in both 2000 and 1999 of sales were attributable to North America.

     Consolidated cash, cash equivalents, current and noncurrent restricted cash equivalents includes $121 million and $159 million invested in U.S. Treasury securities purchased under short-term agreements to resell at December 31, 2001 and 2000, respectively, of which $62 million and $67 million, respectively, of such securities are held in trust for NL by a single U.S. bank.

Liquidity

  Tremont

     The revolving  loan  discussed  above and  dividends  from NL are currently
Tremont's primary sources of liquidity. The Company believes it will be necessary to amend the terms of its revolving loan agreement with NLEMS in 2002 to increase the amount of borrowings available to Tremont in order for Tremont to meet its projected near term obligations and continue the payment of dividends at the present quarterly rate. However, no assurance can be given that the Company's revolving loan can be amended in such manner. The Company has alternatives available to either conserve liquidity or raise additional liquidity which include, but are not limited to, the suspension of quarterly dividend payments and the sale, in whole or in part, of assets, including its investments in TIMET and NL. Although no assurance can be given, the Company expects to be able to satisfactorily amend its revolving loan agreement with NLEMS to provide sufficient liquidity for the Company to meet its obligations in 2002.

Note 13 - Earnings per share:

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of conversion of TIMET's Convertible Preferred Securities would be a net reduction of the Company's equity in earnings of TIMET. The reduction results from dilution of the Company's ownership percentage offset in part by increased TIMET net income resulting from elimination of dividends on the Convertible Preferred Securities. The effect of the assumed conversion of TIMET's Convertible Preferred Securities was antidilutive in 2001, 2000 and 1999 and is omitted from the numerator of the calculation. Stock options omitted from the denominator because they were antidilutive were not material.

                                                                                           Year ended December 31,
                                                                             --------------------------------------------------
                                                                                  2001              2000              1999
                                                                             --------------    --------------    --------------
                                                                                               (In thousands)
Numerator:
  Net income (loss)                                                          $       (808)     $      9,202      $    (28,204)
  Effect of dilutive securities of equity investees                                    24              (129)              (17)
                                                                             --------------    --------------    --------------

  Diluted net income (loss)                                                  $       (784)     $      9,073      $    (28,221)
                                                                             ==============    ==============    ==============

Denominator:
  Average common shares outstanding                                                 6,214             6,274             6,386
  Average dilutive stock options                                                       44                76                68
                                                                             --------------    --------------    --------------

  Diluted shares                                                                    6,258             6,350             6,454
                                                                             ==============    ==============    ==============

Note 14 - Quarterly results of operations (unaudited):

                                                                              For the quarter ended
                                                           ------------------------------------------------------------
                                                             March 31        June 30         Sept. 30         Dec. 31
                                                           ------------    ------------    ------------    ------------
                                                                   (In millions, except per share data)
Year ended December 31, 2001:
  Equity in earnings (losses) of:
    TIMET                                                  $       .1      $     12.9      $      3.2      $    (25.4)
    NL                                                            6.1             4.1             3.3             7.6
  Net income (loss)                                               4.5            11.4             4.9           (21.6)
  Earnings (loss) per share(1):
    Basic                                                  $      .73      $     1.84      $      .78      $    (3.48)
    Diluted                                                       .72            1.74             .78           (3.48)

Year ended December 31, 2000:
  Equity in earnings (losses) of(2):
    TIMET                                                  $     (4.0)     $     (2.2)     $     (1.5)     $     (1.0)
    NL                                                            3.9            11.9             5.3             7.2
  Income before extraordinary item                               (1.6)            5.1             1.9             4.2
  Net income                                                     (1.9)            5.1             1.9             4.1
  Earnings (loss) per share(1):
    Basic:
      Before extraordinary item                            $     (.24)     $      .81      $      .31      $      .68
      Extraordinary item                                         (.06)            -               -              (.02)
                                                           ------------    ------------    ------------    ------------
                                                           $     (.30)     $      .81      $      .31      $      .66
                                                           ============    ============    ============    ============
    Diluted:
      Before extraordinary item                            $     (.24)     $      .80      $      .30      $      .66
      Extraordinary item                                         (.06)            -               -               -
                                                           ------------    ------------    ------------    ------------
                                                           $     (.30)     $      .80      $      .30      $      .66
                                                           ============    ============    ============    ============

--------------------------------------------------------------------------------
(1) The sum of the quarterly amounts may not agree to the full year results due to rounding and whether the conversion of certain securities would be antidilutive.
(2) The sum of quarterly amounts do not agree to the full year results due to rounding.


     See also Note 8 for discussion of a significant fourth quarter item.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders and Board of Directors of Tremont Corporation:

     Our audits of the consolidated financial statements referred to in our report dated February 7, 2002, appearing in the Tremont Corporation 2001 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index on Page F of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP



Denver, Colorado
February 7, 2002

                               TREMONT CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                         Additions
                                                          charged
               Description              Balance at     (credited) to                                      Balance
               -----------              beginning        costs and                                        at end
                                         of year         expenses        Deductions        Other          of year
                                      --------------  --------------  --------------  --------------  --------------
Year ended December 31, 2001:

  Allowance for doubtful accounts     $     2,663     $      -        $      -        $      -        $     2,663
                                      ==============  ==============  ==============  ==============  ==============
  Valuation allowance for deferred
    income taxes                      $    16,779     $     7,226     $      -        $      -        $    24,005
                                      ==============  ==============  ==============  ==============  ==============

Year ended December 31, 2000:

  Allowance for doubtful accounts     $     2,663     $      -        $      -        $      -        $     2,663
                                      ==============  ==============  ==============  ==============  ==============
  Valuation allowance for deferred
    income taxes                      $    13,617     $     3,162     $      -        $      -        $    16,779
                                      ==============  ==============  ==============  ==============  ==============

Year ended December 31, 1999:

  Allowance for doubtful accounts     $     2,663     $      -        $      -        $      -        $     2,663
                                      ==============  ==============  ==============  ==============  ==============
  Valuation allowance for deferred
    income taxes                      $    14,568     $    (1,180)    $      -        $       229(1)  $    13,617
                                      ==============  ==============  ==============  ==============  ==============

--------------------------------------------------------------------------------
(1) Represents increase in valuation allowance principally attributable to the redetermination of net operating loss carryforwards generated in 1998.
