Form 10-Q
period 2002-03-31
TREMONT CORPORATION
filed 2002-05-14
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission file number 1-10126




                               Tremont Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




            Delaware                                             76-0262791
-------------------------------                            ---------------------
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

Number of shares of common stock outstanding on May 13, 2002: 6,424,858

                           FORWARD-LOOKING INFORMATION

     The statements contained this Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in
Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above, and those described from time to time in the Company's other filings with the Securities and Exchange Commission which include, but are not limited to, the cyclicality of the businesses of Titanium Metals Corporation ("TIMET") and NL Industries, Inc. ("NL"), TIMET's dependence on the aerospace industry, the sensitivity of TIMET's and NL's businesses to global productive capacity, global economic and political conditions, customer inventory levels, competitive technology positions, changes in product pricing and costs, the performance of aerospace manufacturers and TIMET under their long-term agreements, the difficulty in forecasting demand for titanium products, the impact of long-term contracts with vendors on TIMET's ability to reduce or increase supply or achieve lower costs, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), the ultimate resolution of pending or possible future litigation, legislative developments, recoveries from insurance claims and the timing thereof, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from war or terrorist activities, and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                               TREMONT CORPORATION

                                      INDEX

                                                                          Page
                                                                         Number

PART I.   FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

    Consolidated Balance Sheets - March 31, 2002 (unaudited)
      and December 31, 2001                                                 2

    Consolidated Statements of Income (Loss) - Three months ended
      March 31, 2002 and 2001 (unaudited)                                   4

    Consolidated Statements of Comprehensive Income (Loss) -
      Three months ended March 31, 2002 and 2001 (unaudited)                5

    Consolidated Statements of Cash Flows - Three months
      ended March 31, 2002 and 2001 (unaudited)                             6

    Consolidated Statement of Changes in Stockholders' Equity -
      Three months ended March 31, 2002 (unaudited)                         7

    Notes to Consolidated Financial Statements (unaudited)                  8

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                          15

  Item 3. Quantitative and Qualitative Disclosures about Market Risk       38

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                39

  Item 4. Submission of Matters to a Vote of Security Holders              41

  Item 6. Exhibits and Reports on Form 8-K                                 42

                               TREMONT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     March 31,           December 31,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $        1,442        $        1,446
  Accounts and notes receivable, less allowance of $2,663                                2,620                 3,415
  Receivables from related parties                                                         445                   558
  Prepaid expenses and other                                                             2,693                 5,004
                                                                                ------------------    ------------------

    Total current assets                                                                 7,200                10,423

Investment in Titanium Metals Corporation ("TIMET")                                     43,598                55,930
Investment in NL Industries, Inc. ("NL")                                               128,328               130,319
Investment in other joint ventures                                                      12,380                12,415
Property and equipment, net                                                              1,080                 1,104
Receivable from related parties                                                            -                     218
Other                                                                                   22,404                20,911
                                                                                ------------------    ------------------

                                                                                $      214,990        $      231,320
                                                                                ==================    ==================

                               TREMONT CORPORATION

                                 (In thousands)

                                                                                     March 31,           December 31,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities                                                           $        8,673        $       10,413
  Current maturities of note payable to related party                                   12,400                 1,000
  Other payables to related parties                                                        -                     286
                                                                                ------------------    ------------------

    Total current liabilities                                                           21,073                11,699

Note payable to related party                                                              -                  11,650
Insurance claims and claim expenses                                                     22,275                21,686
Accrued postretirement benefit cost                                                     19,655                19,982
Accrued environmental cost                                                               2,344                 2,937
Deferred income taxes                                                                   13,566                14,412
Deferred compensation                                                                      800                   800
                                                                                ------------------    ------------------

    Total liabilities                                                                   79,713                83,166
                                                                                ------------------    ------------------

Stockholders' equity:
  Preferred stock                                                                          -                     -
  Common stock                                                                           7,817                 7,817
  Additional paid-in capital                                                           291,173               291,173
  Accumulated deficit                                                                  (68,164)              (56,095)
  Accumulated other comprehensive loss                                                 (30,799)              (29,991)
  Treasury stock, at cost (1,392 shares)                                               (64,750)              (64,750)
                                                                                ------------------    ------------------

    Total stockholders' equity                                                         135,277               148,154
                                                                                ------------------    ------------------

                                                                                $      214,990        $      231,320
                                                                                ==================    ==================

Commitments and contingencies (Note 8)

          See accompanying notes to consolidated financial statements.
                                      - 3 -

                               TREMONT CORPORATION

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (In thousands, except per share data)

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                              (unaudited)
Equity in earnings (losses) of:
  TIMET                                                                         $      (11,840)       $          125
  NL                                                                                       849                 6,145
  Other joint ventures                                                                     326                   658
                                                                                ------------------    ------------------
                                                                                       (10,665)                6,928

Corporate expenses, net                                                                  1,114                   616
Interest expense                                                                           251                   320
                                                                                ------------------    ------------------

    Income (loss) before income taxes                                                  (12,030)                5,992

Income tax expense (benefit)                                                              (410)                1,463
                                                                                ------------------    ------------------

    Net income (loss)                                                           $      (11,620)       $        4,529
                                                                                ==================    ==================

Earnings (loss) per share:
  Basic                                                                         $        (1.87)       $          .73
  Diluted                                                                                (1.87)                  .72

Weighted average shares outstanding:
  Basic                                                                                  6,214                 6,214
  Diluted                                                                                6,222                 6,282



          See accompanying notes to consolidated financial statements.
                                      - 4 -

                               TREMONT CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                              (unaudited)
Net income (loss)                                                               $      (11,620)       $        4,529

Other comprehensive loss, net of applicable taxes:
  Currency translation adjustment                                                         (714)               (3,697)
  Pension liabilities adjustment                                                           -                    (113)
  Unrealized losses on marketable securities                                               (94)                 (151)
                                                                                ------------------    ------------------

    Total other comprehensive loss                                                        (808)               (3,961)
                                                                                ------------------    ------------------

Comprehensive income (loss)                                                     $      (12,428)       $          568
                                                                                ==================    ==================

          See accompanying notes to consolidated financial statements.
                                      - 5 -

                               TREMONT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                              (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                             $      (11,620)       $        4,529
  (Earnings) losses of affiliates:
    Equity in (earnings) losses                                                         10,665                (6,928)
    Distributions from affiliates                                                        2,404                 2,043
  Deferred income taxes                                                                   (411)                1,462
  Other, net                                                                                25                   151
  Change in assets and liabilities:
    Accounts and notes receivable                                                          795                  (251)
    Accounts with related parties                                                           45                     2
    Prepaid expenses                                                                     2,311                 1,170
    Accrued liabilities                                                                 (1,740)               (1,457)
    Other, net                                                                          (1,779)                  285
                                                                                ------------------    ------------------

      Net cash provided by operating activities                                            695                 1,006
                                                                                ------------------    ------------------

Cash flows from financing activities
  Indebtedness with related parties:
    Borrowings                                                                             -                  13,400
    Repayments                                                                            (250)              (13,403)
  Dividends paid                                                                          (449)                 (449)
                                                                                ------------------    ------------------

      Net cash used by financing activities                                               (699)                 (452)
                                                                                ------------------    ------------------

Net cash (used) provided                                                                    (4)                  554
Cash at beginning of period                                                              1,446                   793
                                                                                ------------------    ------------------

Cash at end of period                                                           $        1,442        $        1,347
                                                                                ==================    ==================

Supplemental disclosures - cash paid for:
  Interest                                                                      $          213        $          320
  Income taxes                                                                             -                     -


          See accompanying notes to consolidated financial statements.
                                      - 6 -

                               TREMONT CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  Three months ended March 31, 2002 (unaudited)
                                 (In thousands)

                                                                                Accumulated other
                                                                           comprehensive income (loss)
                                           Additional             ---------------------------------------------     Total
                             Common Common  paid-in   Accumulated  Currency   Marketable   Pension    Treasury  stockholders'
                             shares stock   capital     deficit   translation securities liabilities   stock        equity
                             ------ ------ ---------- ----------- ----------- ---------- ----------- ---------- -------------
Balance at December 31, 2001  6,425 $7,817 $ 291,173  $  (56,095) $  (24,859) $     783  $   (5,915) $ (64,750) $    148,154

Comprehensive income (loss)     -      -         -       (11,620)       (714)       (94)        -          -         (12,428)
Dividends ($.07 per share)      -      -         -          (449)        -          -           -          -            (449)
                             ------ ------ ---------- ----------- ----------- ---------- ----------- ---------- -------------

Balance at March 31, 2002    6,425  $7,817 $ 291,173  $  (68,164) $  (25,573) $     689  $ (5,915)   $ (64,750) $    135,277
                             ====== ====== ========== =========== =========== ========== =========== ========== =============


          See accompanying notes to consolidated financial statements.
                                      - 7 -

                               TREMONT CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 1 - Organization and basis of presentation

     Tremont Corporation ("Tremont" or the "Company") is principally a holding company with operations conducted through 39%-owned TIMET, 21%-owned NL, other joint ventures through wholly-owned TRECO L.L.C. ("TRECO") and through wholly-owned Tall Pines Insurance Company ("Tall Pines"). At March 31, 2002, Valhi, Inc. ("Valhi") and Tremont, each affiliates of Contran Corporation ("Contran"), held approximately 62% and 21%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At March 31, 2002, Contran and its subsidiaries held approximately 94% of Valhi's outstanding common stock, and subsidiaries of Valhi held approximately 80% of Tremont's outstanding common stock. At March 31, 2002, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain assets of certain employee benefit plans adopted by Valhi and related entities, owned an additional 3% of TIMET's outstanding common stock. Substantially all of Contran's outstanding common voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET.

     The consolidated balance sheet at March 31, 2002 and the consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity and cash flows for the interim periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report").

     Effective January 1, 2002, NL adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, retains the fundamental provisions with respect to the recognition and measurement of long-lived asset impairment but does not apply to goodwill and other intangible assets. However, SFAS No. 144 provides expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of any entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS No. 144 had no material effect on the Company's or NL's results of operations, consolidated financial position or liquidity.

Note 2 - Investment in TIMET, NL and other joint ventures

     The Company's investments are comprised principally of its minority interest in TIMET, NL and other joint ventures. Summarized information relating to the results of operations, financial position and cash flows of TIMET and NL is included in Part 1, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     TIMET. At March 31, 2002, Tremont held 12.3 million shares, or approximately 39%, of TIMET's outstanding common stock. At March 31, 2002, the net carrying amount of the Company's interest in TIMET was approximately $3.55 share, while the market price of TIMET common stock at that date was $5.40 per share.

     NL. At March 31, 2002, Tremont held 10.2 million shares, or approximately 21%, of NL's outstanding common stock. At March 31, 2002, the net carrying amount of the Company's interest in NL was approximately $12.56 per share while the market price of NL common stock at that date was $16.60 per share.

     Other joint ventures. Investment in other joint ventures represents holdings of wholly-owned TRECO, which is principally comprised of (i) a 12% direct interest in The Landwell Company ("Landwell"), which is actively engaged in efforts to develop certain real estate, and (ii) a 32% equity interest in Basic Management, Inc. ("BMI"), which, among other things, provides utility services in the industrial park where one of TIMET's plants is located. BMI, through a wholly-owned subsidiary, owns an additional 50% interest in Landwell.

Note 3 - Property and equipment, net

                                                                                     March 31,           December 31,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In thousands)
Land and improvements                                                           $          974        $          974
Buildings                                                                                  913                   913
Equipment                                                                                  179                   179
                                                                                ------------------    ------------------
                                                                                         2,066                 2,066
Less accumulated depreciation                                                              986                   962
                                                                                ------------------    ------------------

                                                                                $         1,080       $        1,104
                                                                                ==================    ==================

Note 4 - Goodwill

     On January 1, 2002, the Company, TIMET and NL adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment and the amount of underlying equity in net assets of an equity method investee ("equity method goodwill"), is no longer amortized on a periodic basis. Goodwill (other than equity method goodwill) is subject to a two-step impairment test to be performed at least on an annual basis. Equity method goodwill is not tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing generally accepted accounting principles. The Company's only goodwill is equity method goodwill described below.

     TIMET has goodwill reported in its separate financial statements; however, Tremont no longer has any goodwill inherent in its investment in TIMET, including equity method goodwill, because it was written off as part of the writedown in 1999 of the Company's investment in TIMET for an other than temporary decline in the value of its investment. NL has no goodwill reported in its separate financial statements, but the Company does have equity method goodwill inherent in its investment in NL ($41 million at March 31, 2002).

     As shown in the following table, the Company would have reported net income of $4.8 million or $.76 per diluted share, in the first quarter of 2001 if amortization of the equity method goodwill inherent in the Company's investment in NL had not been recognized.

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In thousands)
Net income (loss) as reported                                                   $      (11,620)       $        4,529
Adjustments:
  Equity method goodwill amortization                                                      -                     422
  Incremental taxes related to investment in NL                                            -                    (161)
                                                                                ------------------    ------------------

  Adjusted net income (loss)                                                    $      (11,620)       $        4,790
                                                                                ==================    ==================

Basic net income (loss) per share as reported                                   $        (1.87)       $          .73
Adjustments:
  Equity method goodwill amortization                                                      -                     .07
  Incremental taxes related to investment in NL                                            -                    (.03)
                                                                                ------------------    ------------------

  Adjusted basic net income (loss) per share                                    $        (1.87)       $          .77
                                                                                ==================    ==================

Diluted net income (loss) per share as reported                                 $        (1.87)       $          .72
Adjustments:
  Equity method goodwill amortization                                                      -                     .07
  Incremental taxes related to investment in NL                                            -                    (.03)
                                                                                ------------------    ------------------

  Adjusted diluted net income (loss) per share                                  $        (1.87)       $          .76
                                                                                ==================    ==================


Note 5 - Accrued liabilities

                                                                                     March 31,           December 31,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In thousands)
Postretirement benefit costs                                                    $        1,432        $        1,432
Deferred compensation                                                                    1,385                 1,407
Environmental costs                                                                      3,074                 2,357
Unearned insurance premiums                                                              2,305                 4,611
Other                                                                                      477                   606
                                                                                ------------------    ------------------

                                                                                $        8,673        $       10,413
                                                                                ==================    ==================

Note 6 - Income taxes

     The  difference   between  the  Company's  income  tax  expense   (benefit)
attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In thousands)
Expected income tax expense (benefit), at 35%                                   $       (4,210)       $        2,097
Adjustment of deferred tax valuation allowance                                           4,891                   (72)
Incremental tax and rate differences on equity in income of
  companies not included in the consolidated tax group                                    (355)                    3
Incremental tax and rate differences on equity in income of
  companies included in the consolidated tax group                                        (748)                 (580)
State income taxes and other, net                                                           12                    15
                                                                                ------------------    ------------------

  Provision for income taxes (benefit)                                          $         (410)       $        1,463
                                                                                ==================    ==================

     The Company's effective tax rate for the three-month periods ended March 31, 2002 and 2001 differed from the U.S. federal statutory tax rate because a portion of the Company's equity in earnings of NL are tax-free to the extent the Company received dividends from NL. In addition, the Company's effective tax rate also varied from the statutory tax rate in the first quarter of 2002 because the Company did not recognize deferred tax assets with respect to its equity in losses of TIMET and to its corporate expenses and interest expense, which assets the Company believed did not currently meet the "more-likely-than-not" recognition criteria.

     In April 2002, the Company reached an agreement in principle with the U.S. Internal Revenue Service ("IRS") pursuant to which the IRS's previously-reported $8.3 million assessment related to the Company's 1998 federal income tax return would be settled. The settlement, which is subject to formal approval by the IRS, would result in no additional cash income tax payment by the Company but would result in a reduction in the amount of the Company's U.S. net operating loss carryforwards.

Note 7 - Related party transactions

     Receivables from related parties principally include amounts due from NL under insurance loss sharing arrangements.

     The Company is a party to a reducing revolving loan agreement with a subsidiary of NL, which agreement expires March 31, 2003. The maximum amount available under the loan agreement decreases by $250,000 each quarter beginning June 30, 2001. At March 31, 2002, the loan outstanding was $12.4 million, the maximum available under the revolving loan agreement. The loan bears interest at 2% above the prime rate, determined at the beginning of the quarter. At March 31, 2002, the interest rate on the outstanding loan was 6.75%. In addition, the Company is required to pay a commitment fee of .5% per annum of the average unused line. The revolving loan is collateralized by the 10.2 million shares of NL common stock owned by the Company. The Company believes that it will be necessary to amend the terms of its revolving loan agreement in 2002 to (i) increase the amount of borrowings available to Tremont in order for Tremont to meet its projected near term obligations and continue the payment of dividends at the present quarterly rate and (ii) extend the maturity date.

Note 8 - Commitments and contingencies

     For information concerning certain legal proceedings, income tax and other contingencies related to the Company, TIMET and NL, see (i) Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 - Legal Proceedings and (iii) the 2001 Annual Report, including certain information concerning TIMET's and NL's legal proceedings.

Note 9 - Earnings per share

     Net income (loss) per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of conversion of TIMET's Convertible Preferred Securities would be a net reduction of the Company's equity in earnings of TIMET. The reduction results from dilution of the Company's ownership percentage offset in part by increased TIMET net income resulting from elimination of dividends on the Convertible Preferred Securities. The effect of the assumed conversion of TIMET's Convertible Preferred Securities was antidilutive in the 2002 and 2001 periods and is omitted from the numerator of the calculation. Tremont stock options omitted from the denominator because they were antidilutive were not material.

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In thousands)
Numerator:
  Net income (loss)                                                             $      (11,620)       $        4,529
  Effect of dilutive securities of equity investees                                        -                     -
                                                                                ------------------    ------------------

  Diluted net income (loss)                                                     $      (11,620)       $        4,529
                                                                                ==================    ==================

Denominator:
  Average common shares outstanding                                                      6,214                 6,214
  Average dilutive stock options                                                             8                    68
                                                                                ------------------    ------------------

  Diluted shares                                                                         6,222                 6,282
                                                                                ==================    ==================

Note 10 - Accounting principle not yet adopted

     In 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company, TIMET and NL are still studying this standard to determine, among other things, whether any of them has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the companies of adopting this standard has not yet been determined. The Company, TIMET and NL will adopt SFAS No. 143 no later than January 1, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Tremont

     Tremont's operations are conducted primarily through TIMET, NL, TRECO and Tall Pines. The information included below relating to the financial position, results of operations and liquidity and capital resources of TIMET and NL has been summarized from reports filed with the Securities and Exchange Commission (the "Commission") by TIMET (File No. 0-28538) and NL (File No. 1-640), which reports contain more detailed information concerning TIMET and NL, respectively, including financial statements.

     The Company reported a first quarter net loss of $11.6 million, or $1.87 per diluted share, compared to net income of $4.5 million, or $.72 per diluted share, for the same quarter in 2001.

     Equity in earnings (losses). The Company's equity in losses of 39%-owned TIMET was $11.8 million in the first quarter of 2002 compared to equity in earnings of $.1 million in the first quarter of 2001. TIMET reported a first quarter 2002 net loss of $36.1 million on sales of $104.4 million compared to a net loss of $3.6 million on sales of $124.0 million for the comparable 2001 period. The Company's equity in losses of TIMET in the first quarter of 2002 includes losses of $10.6 million related to TIMET's $27.5 million special charge associated with the writedown of its investment in Special Metals Corporation ("SMC"). TIMET's sales in the first quarter of 2002 were 16% lower than the year-ago period. The decrease resulted principally from a 16% decrease in mill product sales volume, a 37% decrease in melted product sales volume and changes in product mix, partially offset by 6% and 8% increases in mill and melted product selling prices, respectively (mill product selling prices expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods). In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices increased 7% from the year-ago period.

     During the first quarter of 2002, TIMET recorded an impairment charge of $27.5 million related to its investment in SMC. On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, TIMET, with the assistance of an external valuation specialist, undertook an assessment of its investment in SMC and recorded the impairment charge for an other than temporary decline in the fair value of its investment in SMC, reducing TIMET's carrying amount of its investment in SMC to zero.

     The Company's equity in earnings of 21%-owned NL was $.8 million in the first quarter of 2002 compared to $6.1 million in the first quarter of 2001. NL reported net income of $6.4 million in the first quarter of 2002 compared to net income of $34.6 million in the first quarter of 2001. Operating income of NL's titanium dioxide pigments business in the first quarter of 2002 was $22.2 million compared to $51.9 million in the prior year period. The decrease in operating income was primarily due to lower average selling prices in billing currencies, partially offset by higher sales volume.

     NL's average selling price in billing currencies (which excludes the effects of foreign currency translation) during the first quarter of 2002 was 15% lower than the first quarter of 2001. NL's first quarter 2002 average selling price expressed in U.S. dollars (computed using actual foreign currency exchange rates prevailing during the respective periods) was 18% lower than the first quarter of 2001.

     NL's first quarter 2002 sales volume increased 9% from the first quarter of 2001. Compared to the first quarter 2001, sales volume in the first quarter of 2002 increased 9% and 15%, in Europe and North America, respectively, while export volume decreased 6%. First quarter 2002 production volume decreased 2% compared to the first quarter of 2001.

     NL had unusual pretax items in the first quarter of 2002 and 2001 of $1.9 million and $10.6 million, respectively, related to litigation settlement gains with former insurance carrier groups related to environmental remediation claims.

     The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnership.

     Corporate expenses, net. Tremont's corporate expenses increased approximately $.5 million in the first quarter of 2002 compared to the first quarter of 2001 due to an increase in the Company's environmental obligations, resulting from changes in the estimated costs of remediation efforts.

     Interest expense. Interest expense decreased in the first quarter of 2002 compared to the comparable period in 2001 due to a decrease in interest rates and a decrease in the average loan balance outstanding during the periods.

     Income taxes. Effective January 1, 2001, the Company and NL were included in the consolidated United States federal income tax return of Contran. The Company's effective tax rate for the three-month periods ended March 31, 2002 and 2001 varied from the U.S. federal statutory tax rate because a portion of the Company's equity in earnings of NL are tax-free to the extent the Company received dividends from NL. The Company's effective tax rate also varied from the statutory tax rate in the first quarter of 2002 because the Company did not recognize deferred tax assets with respect to its equity in losses of TIMET and to its corporate expenses and interest expense, which assets the Company believed did not currently meet the "more-likely-than-not" recognition criteria.

     In April 2002, the Company reached an agreement in principle with the U.S. Internal Revenue Service ("IRS") pursuant to which the IRS's previously-reported $8.3 million assessment related to the Company's 1998 federal income tax return would be settled. The settlement, which is subject to formal approval by the IRS, would result in no additional cash income tax payment by the Company but would result in a reduction in the amount of the Company's U.S. net operating loss carryforwards.

     Other. As discussed above, the Company's major assets are its interests in TIMET and NL. The Company's per share net carrying value of its interest in TIMET at March 31, 2002 was $3.55 per share, compared to a per share market price of $5.40 at that date. The Company's per share net carrying amount of its interest in NL at March 31, 2002 was $12.56 per share, compared to a per share market price of $16.60 at that date. The Company believes stock market prices are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. The Company will continue to monitor and evaluate its interests in NL and TIMET based upon, among other things, their respective business outlook, results of operations, financial position and liquidity. In the event Tremont determines that any decline in value of its interests below their net carrying values has occurred which is other than temporary, it would record an appropriate impairment charge to income at that time.

TIMET

     The Company's equity in TIMET's earnings (losses) differs from the amount that would be expected by applying Tremont's 39%-ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in TIMET and amortization with respect to the 1999 other than temporary impairment charge related to the Company's investment in TIMET. Amortization of such basis differences in TIMET generally increases earnings, and decreases losses, attributable to TIMET and reported by Tremont. The information summarized below relating to the results of operations, financial position and liquidity and capital resources of TIMET has been summarized from reports filed with the Commission by TIMET (File No. 0-28538), which reports contain more detailed information concerning TIMET, including complete financial statements.

     Summarized statement of operations information of TIMET is presented below.

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In millions)
Net sales                                                                       $        104.4        $        124.0
                                                                                ==================    ==================

Gross margin                                                                    $          5.1        $          7.3
Selling, general, administrative and development expense                                  10.4                  10.7
Other income                                                                               (.6)                 (1.6)
                                                                                ------------------    ------------------

Operating loss                                                                            (4.7)                 (1.8)
General corporate income (expense):
  Dividends and interest income                                                            -                     1.5
  Currency transactions and other, net                                                     (.7)                   .2
  Impairment of SMC securities                                                           (27.5)                  -
Interest expense                                                                            .7                   1.5
                                                                                ------------------    ------------------
                                                                                         (33.6)                 (1.6)

Income tax benefit                                                                        (1.5)                  (.6)
Minority interest                                                                          4.0                   2.6
                                                                                ------------------    ------------------

Net loss                                                                        $        (36.1)       $         (3.6)
                                                                                ==================    ==================

Tremont's equity in TIMET's earnings,
  including amortization of basis differences                                   $        (11.8)       $          0.1

Gross margin                                                                    $          5.1        $          7.3
Gross margin, excluding special items                                                      5.1                   8.3
Operating loss                                                                            (4.7)                 (1.8)
Operating loss, excluding restructuring and special items                                 (4.7)                 (1.0)

Percent of net sales:
  Gross margin                                                                              5%                    6%
  Gross margin, excluding special items                                                     5%                    7%

Percent change in:
  Mill product sales volume                                                                -16
  Mill product selling prices (1)                                                           +6
  Melted product sales volume                                                              -37
  Melted product selling prices (1)                                                         +8


(1)      Change expressed in U.S. dollars and mix adjusted.


     First quarter of 2002 compared to first quarter of 2001. Sales of $104.4 million in the first quarter of 2002 were 16% lower than the year-ago period due principally to the net effects of a 16% decrease in mill product sales volume, a 37% decrease in melted product sales volume and changes in customer and product mix, partially offset by 6% and 8% increases in mill and melted product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods), respectively. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices increased 7% from the year-ago period while currency fluctuations had no effect on melted product selling price changes.

     Gross margin (net sales less cost of sales) was 5% of sales for the first quarter of 2002 compared to 6% in the year-ago period. The decrease reflects lower operating rates at certain facilities (estimated capacity utilization declined from 70% to 65%) and correspondingly higher unit costs, a lower proportion of aerospace sales and changes in mix during 2002. The 2001 period was also adversely impacted by a $1.0 million charge for the tungsten matter discussed below and by goodwill amortization of $1.2 million. As required by SFAS No. 142, and effective January 1, 2002, TIMET no longer amortizes its goodwill on a periodic basis.

     In March 2001, TIMET was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. Based upon TIMET's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001 (of which $1.0 million was recorded in the first quarter of 2001). This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which is not possible for TIMET to estimate at this time, and may be periodically revised in the future as more facts become known. As of March 31, 2002, $2.7 million remains accrued for potential future claims.

     Selling, general, administrative and development expenses during the first quarter of 2002 decreased by approximately 3% from year-ago levels principally due to a decrease in personnel and related costs.

     Equity in earnings of joint ventures during the first quarter of 2002 was approximately $.4 million lower than the year-ago period principally due to a decrease in earnings of VALTIMET, TIMET's minority-owned welded tube joint venture.

     General corporate income (expense). General corporate income (expense) for the three months ended March 31, 2001 includes interest income and dividend income on $80 million of nonvoting preferred securities of Special Metals Corporation ("SMC"), which accrued at an annual rate of 6.625%. No interest income or dividend income relating to these securities was recognized during the three months ended March 31, 2002. On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, TIMET undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded a $27.5 million impairment charge for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced TIMET's carrying amount of its investment in SMC to zero.

     Interest expense. Interest expense during the three months ended March 31, 2002 was lower than in the comparable period in 2001, primarily due to lower average debt levels and lower average interest rates during the 2002 period.

     Income taxes. During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was signed into law. TIMET benefits from certain provisions of the Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax restrictions. Prior to the law change, NOL's could be carried back two years and forward 20 years. The Act increases the carryback period for losses generated in 2001 and 2002 to five years with no change to the carryforward period. In addition, losses generated in 2001 and 2002 can be carried back and offset against 100% of a taxpayer's alternative minimum taxable income ("AMTI"). Prior to the law change, an NOL could offset no more than 90% of a taxpayer's AMTI. The suspension of the 90% limitation is also applicable to NOL's carried forward into 2001 and 2002. Based on these changes, TIMET recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002.

     TIMET operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income can impact TIMET's overall effective tax rate. TIMET's income tax rate approximated the U.S. statutory rate during the first quarter 2001. For the first quarter 2002, TIMET's income tax rate varied from the U.S. statutory rate primarily due to an increase in the deferred tax valuation allowance related to TIMET's tax attributes that did not meet the "more-likely-than-not" recognition criteria during that period.

     Minority interest. Dividend expense related to TIMET's 6.625% Convertible Preferred Securities approximates $3.3 million per quarter and is reported as minority interest. For the three months ended March 31, 2001, this expense was recorded net of allocable income taxes; however, as a result of TIMET's decision to increase its deferred tax valuation allowance as described above, this expense was reported pre-tax for the three months ended March 31, 2002. Other minority interest relates primarily to the 30% interest in TIMET Savoie, SA held by Compagnie Europeene du Zirconium-CEZUS, S.A.

     Supplemental information. Approximately 40% of TIMET's sales originated in Europe for the three months ended March 31, 2002, of which approximately 60% were denominated in currencies other than the U.S. dollar, principally the British pound and European currencies tied to the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in functional currencies. TIMET's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     TIMET does not use currency contracts to hedge its currency exposures. At March 31, 2002, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $37.3 million and $43.0 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

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

     The economic slowdown that began during 2001 in the economies of the U.S. and other regions of the world combined with the events of September 11, 2001 have resulted in the major commercial airframe and jet engine manufacturers substantially reducing their forecast of engine and aircraft deliveries over the next few years and their production levels in 2002. TIMET continues to expect that aggregate industry mill product shipments will decrease in 2002 by approximately 16% to about 43,000 metric tons and that demand for mill products for the commercial aerospace sector could decline by up to 40% in 2002, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain. Excess inventory accumulation typically leads to order demand for titanium products falling below actual consumption.

     The demand for titanium generally precedes aircraft deliveries by approximately one year, although this varies considerably by titanium product. According to The Airline Monitor, a leading aerospace publication, large commercial aircraft deliveries totaled 834 in 2001, and the most recent forecast of aircraft deliveries by The Airline Monitor calls for 660 deliveries in 2002, 505 deliveries in 2003 and 515 deliveries in 2004. After 2004, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries, with forecasted deliveries of 920 aircraft in 2008 exceeding 2001 levels. Compared to 2001, these forecasted delivery rates represent anticipated declines of about 20% in 2002 and just under 40% in 2003 and 2004. Although certain recently reported data indicates a modest level of recovery in the aerospace industry, adverse world events, including terrorist activities and conflicts in the Middle East, could negatively affect the timing of the commercial aerospace recovery and have broader economic consequences.

     Although the current business environment makes it particularly difficult to predict TIMET's future performance, TIMET expects sales revenue for the full year 2002 to decline to about $375 million, reflecting the combined effects of decreases in sales volume, softening of market selling prices, and changes in customer and product mix. Compared to 2001, mill product sales volume is expected to decline about 20% to just under 10,000 metric tons. Melted product sales volume is expected to decline 35% to just under 3,000 metric tons. TIMET expects about 60% of its sales volume to be generated from the commercial aerospace sector this year compared to about two-thirds in 2001. The reduced sales volume in 2002 is principally driven by an anticipated decline in commercial aerospace sales volume of about 30% compared to 2001, partly offset by sales volume growth to other markets. TIMET expects market selling prices on new orders to soften throughout 2002. However, about one-half of TIMET's commercial aerospace volume is under long-term agreements ("LTAs") that provide TIMET with price stability on that portion of its business. TIMET's forecast continues to anticipate that Boeing will purchase about 3 million pounds of product in 2002. At that level, TIMET would expect to recognize about $17 million of income under the take or pay provisions of TIMET's agreement with Boeing in 2002. Any such earnings will be reported as operating income, but will not be included in sales revenue, sales volume or gross margin.

     TIMET currently anticipates gross margin as a percent of sales will decrease over the year and that gross margin for the full year will be near break even or less. This reflects the combined effects of lower volumes, higher unit costs, softening of market selling prices, and changes in raw material and other costs. Selling, general, administrative and development expense should be approximately $42 million. Interest expense should approximate $4 million. TIMET's consolidated effective book tax rate is expected to be about 5%, but could vary significantly with the geographic mix of income. Minority interest on TIMET`s Convertible Preferred Securities should approximate $13 million. TIMET presently expects an operating loss in 2002 of about $25 million and a net loss before special items for 2002 of about $40 million.

     TIMET expects cash flow from operations to be negative in 2002. This is influenced by, among other things, the effect in 2002 of the $28.5 million cash advance payment that TIMET received from Boeing in December 2001. That advance created a liability on TIMET's books for the same amount at year-end 2001. The liability is being reduced during 2002 as product shipments are made, and will be further reduced as the take or pay benefits are earned. The advance for calendar year 2003 will not be received until early in 2003. Excluding the effect of the Boeing advance, TIMET expects cash flow from operations to be slightly positive. Capital expenditures are expected to be approximately $12 million. Depreciation and amortization should approximate $37 million.

     For the second quarter of 2002, TIMET expects sales revenue to range between $85 million and $95 million. Mill product sales volume is expected to be about 2,300 metric tons with melted product shipments of about 600 metric tons. Gross margin as a percent of sales in the second quarter is expected to range between breakeven and a positive 2%. Selling, general, administrative and development costs in the second quarter of 2002 should be about $11 million. Interest expense should be less than $1 million while minority interest on TIMET's Convertible Preferred Securities should approximate $3.3 million. With these estimates, TIMET expects an operating loss in the second quarter of 2002 of between $10 million and $12 million, and a net loss before special items of between $15 million and $17 million.

     In terms of quarterly trends during the year, TIMET continues to expect its results in the last half of 2002 to be improved compared to the first half. This anticipated improvement reflects the fact that the estimated $17 million expected to be earned under the take or pay provision of the Boeing contract should be reflected in the last half of the year. However, depending on Boeing's quarterly purchases, it is possible that some amount of income under the take or pay provisions of the Boeing contract could be earned and recognized in the second quarter of 2002.

     TIMET's agreement with its labor union at its Toronto, Ohio plant expires at the end of June 2002. TIMET does not presently anticipate any work stoppage or other labor disruption at any facility, and its outlook for 2002 does not contemplate any such event. However, should TIMET's efforts to negotiate a mutually satisfactory agreement be unsuccessful, any work stoppage or other labor disruption at any facility could materially and adversely affect TIMET's business, results of operations, financial position and liquidity. TIMET may undertake certain actions as part of its contingency planning for the possibility of a labor disruption. These actions could include the production of certain inventory earlier than normally scheduled and the incurrence of certain costs, which could have an impact on operating results and working capital. TIMET's anticipated results included herein do not incorporate the effects of any such actions.

     TIMET adopted Statement of Financial Accounting Standards No. 142 effective as of January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but is subject to an impairment test at least annually. TIMET will complete the first step of its goodwill impairment analysis under the new standard by June 30, 2002. If an impairment is determined to exist, such impairment would be recognized as a cumulative effect of a change in accounting principle no later than December 31, 2002. TIMET cannot, at this time, reasonably estimate the impact of SFAS No. 142 on its financial statements other than with respect to amortization expense. Goodwill amortization was approximately $4.5 million in 2001.

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

NL

     The Company's equity in earnings of NL differs from the amount that would be expected by applying Tremont's 21%-ownership percentage to NL's separately-reported earnings, because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its interest in NL. Amortization of such basis differences generally reduces earnings, and increases losses, attributable to NL as reported by Tremont. The information included below relating to the financial position, results of operations and liquidity and capital resources of NL has been summarized from reports filed with the Commission by NL (File No. 1-640), which reports contain more detailed information concerning NL, including complete financial statements.

     Summarized statement of operations information of NL is presented below.

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In millions)
Net sales                                                                       $        202.4        $        226.1
                                                                                ==================    ==================

Operating income                                                                $         22.2        $         51.9
General corporate items:
  Securities earnings                                                                      1.3                   2.6
  Litigation settlement gains, net and other income                                        2.9                  11.6
  Corporate expense                                                                       10.1                   6.8
  Interest expense                                                                         6.4                   7.0
                                                                                ------------------    ------------------
                                                                                           9.9                  52.3
Income tax expense                                                                         3.2                  17.1
                                                                                ------------------    ------------------
  Income before minority interest and extraordinary item                                   6.7                  35.2
Minority interest                                                                           .2                    .6
                                                                                ------------------    ------------------
  Income before extraordinary item                                                         6.5                  34.6
Extraordinary item                                                                         (.1)                  -
                                                                                ------------------    ------------------
  Net income                                                                    $          6.4        $         34.6
                                                                                ==================    ==================

Tremont's equity in NL's net earnings,
  including amortization of basis differences                                   $           .8        $          6.1
                                                                                ==================    ==================

     General. NL's TiO2 operations are conducted by Kronos. Kronos' operating income in the first quarter of 2002 decreased $29.7 million or 57% from the first quarter of 2001 due to lower average selling prices partially offset by higher sales volume.

     Kronos' average selling price in billing currencies (which excludes the effects of foreign currency translation) during the first quarter of 2002 was 15% lower than the first quarter of 2001 and 5% lower than the fourth quarter of 2001. Compared with the fourth quarter of 2001, prices in billing currencies were lower in all major markets. The average selling price in billing currencies in March was slightly lower than the average selling price during the first quarter. Average selling prices in billing currencies continued to decline throughout the first quarter, however, the rate of decline slowed during the first quarter. NL expects a lower average selling price for full-year 2002 compared to full-year 2001.

     First-quarter 2002 sales volume was a record first quarter for Kronos and first quarter 2002 sales volume increased 9% from the first quarter of 2001 and increased 23% from the fourth quarter of 2001. Sales volume in the first quarter of 2002 was 9% and 15% higher in Europe and North America, respectively, compared with the first quarter of 2001, while export volume decreased 6%. Compared with the fourth quarter of 2001, sales volume increased 29% and 25% in Europe and North America, respectively, while export sales volume decreased moderately. Kronos anticipates its sales volume for full-year 2002 will be higher than full-year 2001. Finished goods inventory decreased approximately 6,300 metric tons during the quarter and inventory levels at the end of March represented about two months of sales.

     First-quarter 2002 production volume was 2% lower than the comparable 2001 period with operating rates at 96% in the first quarter of 2002 compared with near full capacity in the first quarter of 2001. Kronos anticipates its production volume for full-year 2002 will be higher than that of full-year 2001, due in part to the Leverkusen fire.

     A fire on March 20, 2001 damaged a section of NL's Leverkusen, Germany 35,000 metric ton sulfate-process TiO2 plant ("Sulfate Plant") and, as a result, production of TiO2 at the Leverkusen facility was halted. The fire did not enter NL's adjacent 125,000 metric ton chloride-process TiO2 plant ("Chloride Plant"), but did damage certain support equipment necessary to operate that plant. The damage to the support equipment resulted in a temporary shutdown of the Chloride Plant. The Chloride Plant became fully operational in April 2001 and the Sulfate Plant became approximately 50% operational in September 2001 and fully operational in late October 2001.

     NL settled its insurance claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 ($46.9 million received as of December 31, 2001, with the remaining $9.5 million received in January 2002), of which $27.3 million related to business interruption and $29.1 million related to property damage, clean-up costs and other extra expenses. NL recognized a $17.5 million pre-tax gain in 2001 related to the property damage recovery after deducting $11.6 million of clean-up costs and other extra expenses incurred and the carrying value of assets destroyed in the fire. The gain was excluded from the determination of operating income. The $27.3 million of business interruption proceeds recognized in 2001 were allocated between other income, excluding corporate, which reflected recovery of lost margin ($7.2 million) and as a reduction of cost of sales to offset unallocated period costs ($20.1 million). No additional insurance recoveries related to the Leverkusen fire are expected to be received and there was no impact on the results of operations of NL in the first quarter of 2002.

     NL expects TiO2 industry demand in 2002 to continue to improve over 2001 levels, because it expects worldwide economic conditions to improve and customer inventory levels to increase. Kronos' TiO2 production volume in 2002 is expected to approximate Kronos' 2002 TiO2 sales volume. In January 2002, Kronos announced price increases in all major markets of approximately 5% to 8% above existing December 2001 prices, scheduled to be implemented during the second quarter of 2002. Kronos is hopeful that it will realize a portion of the announced price increases, but the extent to which Kronos can realize these and possibly other price increases during 2002 will depend on improving market conditions and global economic recovery. However, because TiO2 prices were declining in 2001 and the first quarter of 2002, NL believes that its average 2002 prices in billing currencies will be significantly below its average 2001 prices, even if price increases are realized. Overall, NL expects its TiO2 operating income in 2002 will be significantly lower than 2001, primarily due to lower average TiO2 selling prices. NL's expectations as to the future prospects of NL and the TiO2 industry are based upon a number of factors beyond NL's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, NL's results of operations could be unfavorably affected.

     Compared to the year-earlier period, cost of sales as a percentage of net sales increased in the first quarter of 2002 primarily due to lower average selling prices in billing currencies and lower production volume, partially offset by lower energy costs. Excluding the effects of foreign currency translation, which decreased NL's expenses in the first quarter of 2002 compared to year-earlier period, NL's selling, general and administrative expenses, excluding corporate expenses, in the first quarter of 2002 were comparable to the first quarter of 2001.

     A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger U.S. dollar compared to the euro in the first quarter of 2002 versus the year-earlier period, decreased the dollar value of sales in the first quarter of 2002 by a net $6.0 million when compared to the year-earlier period. When translated from billing currencies to U.S. dollars using currency exchange rates prevailing during the respective periods, Kronos' first-quarter 2002 average selling price in U.S. dollars was 18% lower than in the first quarter of 2001 and 6% lower than the fourth quarter of 2001. The effect of the stronger U.S. dollar on Kronos' operating costs that are not denominated in U.S. dollars reduced operating costs in the first quarter of 2002 compared to the year-earlier period. In addition, sales to export markets are typically denominated in U.S. dollars and a stronger U.S. dollar improves margins on these sales at NL's non-U.S. subsidiaries. The favorable margin on export sales tends to offset the unfavorable effect of translating local currency profits to U.S. dollars when the dollar is stronger. As a result, the net impact of currency exchange rate fluctuations on operating income in the first quarter of 2002 was not significant when compared to the first quarter of 2001.

     General corporate. Securities earnings in the first three months of 2002 declined from the comparable period in 2001 primarily due to lower levels of funds invested and lower average yields. NL expects securities earnings to be lower in 2002 compared with 2001 due to lower average yields and lower average levels of funds available for investment.

     Corporate income in the first quarter of 2002 and 2001 included litigation settlement gains with former insurance carrier groups of $1.9 million and $10.6 million, respectively. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

     Corporate expense in the first three months of 2002 was higher than the year-earlier period, primarily due to higher environmental remediation expenses and higher legal fees. NL expects corporate expense in 2002 to be higher than full year 2001.

     Interest expense in the first quarter of 2002 decreased 9% primarily due to reduced levels of outstanding non-U.S. dollar denominated variable rate debt. Assuming no significant change in interest rates, interest expense in 2002 is expected to be lower than full year 2001 due to lower levels of outstanding indebtedness, including the effect of the $25 million in principal amount redemption of the 11.75% Senior Secured Notes in March 2002.

     Provision for income taxes. NL reduced its deferred income tax valuation allowance by $.1 million in the first quarter of 2002 and $.7 million in the first quarter of 2001 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     Other.   Minority  interest   primarily  relates  to  NL's   majority-owned
environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

LIQUIDITY AND CAPITAL RESOURCES

Tremont

     The Company had cash and cash equivalents of $1.4 million at March 31, 2002 and December 31, 2001. Tremont's 12.3 million shares of TIMET common stock and
10.2 million shares of NL common stock had a quoted market value of approximately $66 million and $170 million, respectively, at March 31, 2002.

     The Company's equity in earnings of affiliates are primarily noncash. The Company received $.4 million of cash distributions from Landwell in the first quarter of 2002, representing estimated taxes associated with the Company's proportional amount of taxable income from Landwell. The Company received no cash distributions from Landwell in the first quarter of 2001. In each of the three month periods ended March 31, 2002 and 2001, NL paid cash dividends to Tremont of $.20 per NL share, aggregating $2 million. On May 8, 2002, NL's Board of Directors declared a regular quarterly dividend of $.20 per NL share, payable on June 24, 2002 to stockholders of record as of the close of business on June 14, 2002. TIMET's U.S. credit agreement prohibits the payment of dividends on its common stock if excess availability, as defined, is less than $40 million. No dividends were paid by TIMET during the three-month periods ended March 31, 2002 and 2001. Any future dividends from NL and TIMET will be at the discretion of the respective company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements, cash availability and contractual requirements. The Company understands that TIMET presently has no plans to resume payment of common stock dividends.

     The Company is a party to a reducing revolving loan agreement with a subsidiary of NL ("NLEMS"), which agreement expires March 31, 2003. At March 31, 2002, the outstanding loan balance was $12.4 million and no amounts were available for additional borrowings by the Company. The amount available for borrowing decreases by $250,000 each quarter until maturity, when the entire outstanding amount is due for repayment. The NLEMS loan bears interest at 2% above the prime rate, determined at the beginning of the quarter. In addition, the Company is required to pay a commitment fee of .5% per annum of the average unused line. The NLEMS revolving loan is collateralized by the 10.2 million shares of NL common stock owned by the Company. At March 31, 2002, the interest rate on outstanding advances was 6.75%.

     In the second quarter of 2002, the Company sold real estate it owned directly for $2 million. The Company received cash of $.8 million in May 2002 (representing cash at closing of $1 million less $.2 million in selling expenses). The remaining $1 million plus interest at 7% is due on or before April 15, 2003. The property sold had a carrying amount of approximately $.3 million.

     The NLEMS revolving loan discussed above, the sale of property and dividends from NL are currently Tremont's primary sources of liquidity. The Company believes it will be necessary to amend the terms of its revolving loan agreement with NLEMS in 2002 to (i) increase the amount of borrowings available to the Company in order for the Company to meet its projected near term obligations and continue the payment of dividends at the present quarterly rate and (ii) extend the maturity date. However, no assurance can be given that the Company's revolving loan can be amended or extended in such manner. The Company has alternatives available to either conserve liquidity or raise additional liquidity which include, but are not limited to, the suspension of quarterly dividend payments and the sale, in whole or in part, of assets, including its investments in TIMET and NL. Although no assurance can be given, the Company expects to be able to satisfactorily amend its revolving loan agreement with NLEMS to provide sufficient liquidity for the Company to meet its obligations in 2002.

     Tremont's current quarterly dividend rate is $.07 per share. On May 7, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.07 per common share, payable on June 26, 2002 to stockholders of record as of the close of business on June 14, 2002.

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

TIMET

     Summarized balance sheet and cash flow information.

                                                                                     March 31,           December 31,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In millions)
Cash and equivalents                                                            $          5.9        $         24.5
Other current assets                                                                     285.8                 284.2
Goodwill and other intangible assets                                                      53.4                  54.1
Property and equipment, net                                                              267.6                 275.3
Other noncurrent assets                                                                   34.3                  61.3
                                                                                ------------------    ------------------

                                                                                $        647.0        $        699.4
                                                                                ==================    ==================

Current liabilities                                                             $        107.2        $        122.4
Long-term debt and capital lease obligations                                              21.5                  19.3
Accrued postretirement benefit cost                                                       14.9                  16.0
Other noncurrent liabilities                                                              32.1                  33.7
Minority interest - Convertible Preferred Securities                                     201.2                 201.2
Other minority interest                                                                    9.3                   8.7
Stockholders' equity                                                                     260.8                 298.1
                                                                                ------------------    ------------------

                                                                                $        647.0        $        699.4
                                                                                ==================    ==================

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                      2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In millions)
Net cash provided (used) by:
  Operating activities:
    Before changes in assets and liabilities                                    $           .3        $          4.3
    Changes in assets and liabilities                                                    (19.5)                (17.4)
                                                                                ------------------    ------------------
                                                                                         (19.2)                (13.1)
  Investing activities                                                                    (1.3)                 (2.6)
  Financing activities                                                                     2.0                  10.7
                                                                                ------------------    ------------------

                                                                                $         (18.5)      $         (5.0)
                                                                                ==================    ==================

  Cash paid for:
  Interest, net of amounts capitalized                                          $           .4        $          1.3
  Convertible Preferred Securities dividends                                               3.3                   -
  Income taxes, net                                                                         .7                    .7


     Operating activities. Cash used by operating activities, excluding changes in assets and liabilities, generally followed the trend in gross margin. Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. Accounts receivable decreased in the first quarter of 2002 primarily as a result of decreased sales, partially offset by a slight increase in days sales outstanding. Inventories increased in the first quarter of 2002 principally as a result of production begun by TIMET prior to certain customer cancellations and push-outs related to the recent downturn in the commercial aerospace market combined with the timing of certain raw material purchases. Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw materials purchases. Changes in customer advance payments reflect the application of customer advances to customer purchases during the first quarter of 2002. During the first quarter of 2002, the Boeing customer advance was reduced by $1.8 million to $26.7 million.

     On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, TIMET, with the assistance of an external valuation specialist, undertook a further assessment of its investment in SMC and recorded an additional $27.5 million impairment charge to general corporate expense for an other than temporary decline in the fair value of its investment in SMC, reducing TIMET's carrying amount of its investment in SMC to zero.

     Investing activities. TIMET's capital expenditures were $1.3 million for the three months ended March 31, 2002 compared to $2.6 million for the same period in 2001, principally for capacity enhancements, capital maintenance, and safety and environmental projects.

     Financing activities. At March 31, 2002, TIMET's net debt was approximately $8.6 million, consisting of $5.9 million of cash and $14.5 million of debt (principally borrowings under TIMET's U.S. and U.K. credit agreements). This compares to a net cash position of $12.1 million as of December 31, 2001. Net cash in the 2001 period was primarily attributable to receipt of the Boeing advance payment. Net borrowings of $2.2 million in the 2002 period and $10.7 million in the 2001 period were primarily attributable to increases in working capital (exclusive of cash).

     As of March 31, 2002, TIMET had approximately $150 million of borrowing availability under its various worldwide credit agreements. TIMET's U.S. credit facility, a $125 million asset-based revolving credit agreement, expires in February 2003. TIMET is currently negotiating with its lender to extend the maturity date of this agreement on substantially similar terms. The U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions.

     Other. TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, TIMET has in the past, and in light of its current outlook, may in the future seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources.

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

NL

     Summarized balance sheet and cash flow information.

                                                                                     March 31,           December 31,
                                                                                      2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In millions)
Cash and cash equivalents                                                       $        131.2        $        179.3
Other current assets                                                                     354.3                 379.8
Noncurrent securities                                                                     42.7                  45.2
Investment in joint venture                                                              137.5                 138.4
Property and equipment, net                                                              325.5                 329.8
Other noncurrent assets                                                                   86.4                  78.6
                                                                                ------------------    ------------------

                                                                                $      1,077.6        $      1,151.1
                                                                                ==================    ==================

Current liabilities                                                             $        258.6        $        299.1
Long-term debt                                                                           170.2                 195.5
Deferred income taxes                                                                    143.4                 143.3
Accrued OPEB cost                                                                         29.5                  29.8
Environmental liabilities                                                                 51.4                  47.6
Other noncurrent liabilities                                                              40.8                  41.7
Minority interest                                                                          7.4                   7.2
Stockholders' equity                                                                     376.3                 386.9
                                                                                ------------------    ------------------

                                                                                $      1,077.6        $      1,151.1
                                                                                ==================    ==================

                                                                                      Three months ended March 31,
                                                                                ----------------------------------------
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                                                                                             (In millions)
Net cash provided (used) by:
  Operating activities:
    Before changes in assets and liabilities                                    $         15.2        $         39.2
    Changes in assets and liabilities                                                     (2.4)                (29.9)
                                                                                ------------------    ------------------
                                                                                          12.8                   9.3
  Investing activities                                                                   (14.2)                (18.4)
  Financing activities                                                                   (38.2)                 (9.6)
                                                                                ------------------    ------------------

                                                                                $        (39.6)       $        (18.7)
                                                                                ==================    ==================
Cash paid for:
  Interest, net of amounts capitalized                                          $          2.0        $          1.2
  Income taxes, net                                                                        3.1                  12.3


     Operating activities. The TiO2 industry is cyclical and changes in economic conditions within the industry significantly affect the earnings and operating cash flows of NL. Cash flow from operations, before changes in assets and liabilities, in the first three months of 2002 decreased from the comparable period in 2001 primarily due to $29.7 million of lower operating income. The net cash used to fund changes in NL's inventories, receivables and payables (excluding the effect of currency translation) in the first three months of 2002 was significantly less than the first three months of 2001 with $20 million lower inventory balances (net of raw material accruals) and the collection of $9.5 million of insurance proceeds, offset by decreases in accounts payable and accrued liabilities in the first three months of 2002. Inventories and accounts payable were affected by certain non-cash accruals for certain titanium ore contracts of $31.6 million and $15.3 million at December 31, 2001 and 2000, respectively. These non-cash accruals were reversed as raw materials were received under the contracts in the amounts of $25.8 million and $15.3 million in first quarters 2002 and 2001, respectively.

     Investing activities. Capital expenditures of $5.5 million in first quarter 2002 included approximately $1.2 million related to ongoing reconstruction of the Leverkusen, Germany sulfate plant.

     In January 2002, NL acquired all of the stock and LLC units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including capitalized acquisition costs of $.2 million.

     A majority-owned subsidiary of NL, NL Environmental Management Services, Inc. ("EMS"), loaned $13.4 million to Tremont under a reducing revolving loan agreement in the first quarter of 2001. The loan was approved by special committees of NL's and EMS's Boards of Directors. The loan bears interest at prime plus 2% (6.75% at March 31, 2002), is due March 31, 2003 and is collateralized by 10.2 million shares of NL common stock owned by Tremont. The creditworthiness of Tremont is dependent in part on the value of NL as Tremont's interest in NL is one of Tremont's more substantial assets. The maximum amount available for borrowing by Tremont reduces by $250,000 per quarter. In the first quarter 2002 Tremont repaid $250,000 of the loan. At March 31, 2002, the outstanding loan balance was $12.4 million and no amounts were available for additional borrowings by Tremont. NL understands that Tremont may find it necessary to seek amendment of the terms of the revolving loan agreement and seek, among other things, extension of the maturity date and to increase the amount of borrowings available to Tremont in order for Tremont to meet its projected near term obligations and continue the payment of dividends at the present quarterly rate. The merits of Tremont's proposal will be considered once received. If the loan is extended, NL does not expect a material impact on its liquidity. The current loan receivable balance of $1.0 million was included in receivable from affiliates at March 31, 2002. The remaining loan balance of $11.4 million was classified as noncurrent at March 31, 2002, as NL does not expect repayment within one year.

     Financing activities. In March 2002 NL redeemed $25.0 million principal amount of the 11.75% Senior Secured Notes due October 2003 at the current call price of 100%. NL may redeem additional 11.75% Senior Secured Notes in 2002, however, there is no assurance that further redemptions will occur.

     In the first quarter of 2002, NL paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $9.8 million. At March 31, 2002, NL had $33 million available for payment of dividends, acquisition of treasury shares, acquisition of affiliate stock and other restricted payments as defined in the 11.75% Senior Secured Notes indenture. On May 8, 2002, NL's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of June 14, 2002 to be paid on June 24, 2002.

     Pursuant to its share repurchase program, NL purchased 228,000 shares of its common stock in the open market at an aggregate cost of $3.3 million in the first quarter of 2002. Approximately 979,000 additional shares are available for purchase under NL's repurchase program. The available shares may be purchased over an unspecified period of time and are to be held as treasury shares available for general corporate purposes.

     Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability. At March 31, 2002, NL had cash and cash equivalents aggregating $76 million ($43 million held by non-U.S. subsidiaries) and an additional $81 million of restricted cash equivalents and restricted marketable debt securities held by NL, of which $17 million was classified as a noncurrent asset. NL's subsidiaries had $8 million available for borrowing at March 31, 2002 under existing non-U.S. credit facilities.

     Income tax contingencies. Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

     NL's 1998 U.S. federal income tax return is currently being examined by the U.S. Internal Revenue Service. NL has granted an extension of the statute of limitations for assessment until September 30, 2003.

     NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($9.1 million at March 31, 2002). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

     At March 31, 2002, NL had net deferred tax liabilities of $134 million. NL operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $150 million at March 31, 2002, principally related to Germany, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

     Environmental matters and litigation. NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has adequate accruals ($104 million at March 31, 2002) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $156 million. NL's estimates of such liabilities have not been discounted to present value. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs, or the allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

     Lead pigment litigation. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and
(b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. NL expects that additional lead pigment and lead-based litigation may be filed against NL in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates and equity security prices. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk. The Company was not a party to any type of forward or derivative option contract at March 31, 2002.

     Information regarding the Company's, TIMET's and NL's market risks was disclosed in the Company's 2001 Annual Report. Since December 31, 2001, there have been no significant changes in the Company's, TIMET's or NL's exposure to market risks.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

     Reference is made to the Company's 2001 Annual Report on Form 10-K for descriptions of certain legal proceedings.

TIMET

     In March 2001, TIMET was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. Based upon TIMET's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001 (of which $1.0 million was recorded in the first quarter of 2001). This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. It does not represent the maximum possible loss, which is not possible for TIMET to estimate at this time, and may be periodically revised in the future as more facts become known. As of March 31, 2002, $2.7 million remains accrued for potential future claims.

     TIMET is involved in various other environmental, contractual, product liability and other claims, disputes and litigation incidental to its business.

     TIMET currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on TIMET's business, results of operations, consolidated financial condition or liquidity.

NL

     Cofield, et. al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). The time for plaintiffs to timely file an appeal of the previously reported dismissal of this case has expired and with no notice of appeal having been received by NL.

     Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In March 2002, the trial court dismissed all claims in this previously reported case. Plaintiffs have appealed.

     Gaines, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-0604). Upon motion to reconsider the case has been remanded to state court and local paint retailers reinstated as defendants in this previously reported case.

     In re: Lead Paint Litigation, Superior Court of New Jersey, Middlesex County, Case Code 702. One additional municipality has filed suit in this previously reported case.

     Rainer,  et al.  v. E.I.  du Pont de  Nemours,  et al.  ("Rainer  I"),  No.
5:00CV-223-M;  Rainer,  et al. v. Bill  Richardson,  et al.  ("Rainer  II"), No.
5:00CV-220-M; Shaffer, et al. v. Atomic Energy Commission, et al. ("Shaffer"), No. 5:00CV-307-M. In March 2002 the court approved the previously reported settlement in these cases and dismissed the claims against NL and NLO, Inc. ("NLO") and the Department of Energy ("DOE") has agreed to pay the settlement amount. In the previously reported case of Dew, et al. v. Bill Richardson, et al. ("Dew"), No. 5:00CV-221-M, NL's and NLO's motions to dismiss plaintiffs' claims were granted in part and denied in part. Pretrial proceedings and discovery continue in the Dew case.

     Liberty Independent School District, et al. v. Lead Industries Association, et al. (District Court of Liberty County, Texas, No. 63,332). In May 2002, NL was served with an amended complaint in this previously reported case. The amended complaint adds Liberty County, the City of Liberty, and the Dayton Independent School District as plaintiffs and drops the Lead Industries Association as a defendant.

     It is possible that other governmental entities or other plaintiffs may file claims related to lead pigment and paint similar to those described above and in NL's Annual Report on Form 10-K for the year ended December 31, 2001 ("NL's 2001 Annual Report").

     Since the filing of NL's 2001 Annual Report, NL has been named as a defendant in asbestos cases in various jurisdictions on behalf of approximately 150 additional personal injury claimants.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Tremont held its Annual Meeting of Stockholders on May 7, 2002. The only matter voted upon was the election of directors. All nominees for director were elected and there were no directors whose term of office continued after the Annual Meeting who were not elected at the Annual Meeting. The vote with respect to each of the Company's directors was as follows:

             Director                  Votes For            Votes Withheld
   ----------------------------    -----------------    -----------------------
   J. Landis Martin                    6,238,469                8,429
   W. Hayden McIlroy                   6,239,552                7,346
   Glenn R. Simmons                    6,237,788                9,110
   Harold C. Simmons                   6,237,819                9,079
   Thomas P. Stafford                  6,239,483                7,415
   Steven L. Watson                    6,239,793                7,105
   Terry Neal Worrell                  6,239,572                7,326


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

                    10.1 Intercorporate Services Agreement by and between Contran Corporation and the Registrant effective January 1, 2002

                    10.2 Intercorporate Services Agreement by and between NL Industries, Inc. and the Registrant effective January 1, 2002, incorporated by reference to
                              Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 2002.

                    10.3 Intercorporate Services Agreement by and between Contran Corporation and NL Industries, Inc. effective January 1, 2002, incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 2002.

                    10.4 Intercorporate Services Agreement by and between Titanium Metals Corporation and the Registrant effective January 1, 2002, incorporated by reference to Exhibit 10.2 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended March 31, 2002.

                    10.5 Intercorporate Services Agreement by and between Titanium Metals Corporation and NL Industries, Inc. effective January 1, 2002, incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 2002.

                    10.6* Titanium Metals Corporation Amended and Restated 1996 Non-Employee Director Compensation Plan, as amended and restated effective May 7, 2002, incorporated by reference to Exhibit 10.1 of Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended March 31, 2002.

                    *Management contract, compensatory plan or arrangement.

          (b) Reports on Form 8-K filed by the Registrant for the quarter ended March 31, 2002 and for the months of April and May 2002 (to date).

                      Date of Report              Items Reported
                    ------------------          ------------------
                    February 8, 2002                  5 and 7
                    May 1, 2002                       5 and 7


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TREMONT CORPORATION
                                  ----------------------------------------------
                                               (Registrant)




Date: May 14, 2002            By  /s/  Mark A. Wallace
                                  ----------------------------------------------
                                  Mark A. Wallace
                                  (Vice President and Chief Financial Officer)




Date: May 14, 2002            By  /s/  JoAnne A. Nadalin
                                  ----------------------------------------------
                                  JoAnne A. Nadalin
                                  (Principal Accounting Officer)