Form 10-Q
period 2002-06-30
TREMONT CORPORATION
filed 2002-08-14
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

                         Commission file number 1-10126




                               Tremont Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




        Delaware                            76-0262791
-----------------------------------        -------------------------------
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


                                Yes X    No
                                -------- --------


Number of shares of common stock outstanding on August 12, 2002: 6,424,858

Forward-Looking Information

     The statements contained in this Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above, and those described from time to time in the Company's other filings with the Securities and Exchange Commission which include, but are not limited to, the Company's ability to generate or develop sufficient sources of liquidity to meet its near term obligations, the cyclicality of the businesses of Titanium Metals Corporation ("TIMET") and NL Industries, Inc. ("NL"), TIMET's dependence on the aerospace industry, the sensitivity of TIMET's and NL's businesses to global productive capacity, global economic and political conditions, customer inventory levels, competitive technology positions, changes in product pricing and costs, the performance of aerospace manufacturers and TIMET under their long-term agreements, the renewal of certain long-term agreements of TIMET, the difficulty in forecasting demand for titanium products, the impact of long-term contracts with vendors on TIMET's ability to reduce or increase supply or achieve lower costs, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), the ultimate resolution of pending or possible future litigation, legislative developments, recoveries from insurance claims and the timing thereof, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from war or terrorist activities, and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.


                               TREMONT CORPORATION

                                      INDEX

                                                                                                            Page
                                                                                                           Number

PART I.       FINANCIAL INFORMATION

     Item 1.    Consolidated Financial Statements

                Consolidated Balance Sheets - June 30, 2002 (unaudited)
                  and December 31, 2001                                                                       2

                Consolidated Statements of Income (Loss) - Three and six months ended
                  June 30, 2002 and 2001 (unaudited)                                                          4

                Consolidated Statements of Comprehensive Income (Loss) -
                  Three and six months ended June 30, 2002 and 2001 (unaudited)                               5

                Consolidated Statements of Cash Flows - Six months
                  ended June 30, 2002 and 2001 (unaudited)                                                    6

                Consolidated Statement of Changes in Stockholders' Equity -
                  Six months ended June 30, 2002 (unaudited)                                                  7

                Notes to Consolidated Financial Statements (unaudited)                                        8

     Item 2.    Management's Discussion and Analysis of Financial Condition and

                  Results of Operations                                                                      22

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                   51


PART II.        OTHER INFORMATION


     Item 1.    Legal Proceedings                                                                            52

     Item 6.    Exhibits and Reports on Form 8-K                                                             55




                               TREMONT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  June 30,             December 31,
                                                                                    2002                   2001
                                                                              ------------------    -------------------
                                                                                 (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                   $          3,907      $          1,446
  Accounts receivable, less allowance of $2,663                                          1,874                 3,415
  Note receivable                                                                        1,000                     -
  Receivables from related parties                                                         784                   558
  Prepaid expenses and other                                                             1,093                 5,004
                                                                              ------------------    -------------------

     Total current assets                                                                8,658                10,423

Investment in Titanium Metals Corporation ("TIMET")                                     44,285                55,930
Investment in NL Industries, Inc. ("NL")                                               139,389               130,319
Investment in other joint ventures                                                      12,366                12,415
Property and equipment, net                                                                792                 1,104
Receivable from related parties                                                              -                   218
Other noncurrent assets                                                                 12,166                20,911
                                                                              ------------------    -------------------

     Total assets                                                             $        217,656      $        231,320
                                                                              ==================    ===================


                               TREMONT CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except per share data)

                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                             -------------------    ------------------
                                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued liabilities                                                        $          6,158       $         10,413
  Current maturities of note payable to related party                                  12,150                  1,000
  Other payables to related parties                                                         -                    286
                                                                             -------------------    ------------------

     Total current liabilities                                                         18,308                 11,699

Note payable to related party                                                               -                 11,650
Insurance claims and claim expenses                                                    14,277                 21,686
Accrued postretirement benefit cost                                                    19,430                 19,982
Accrued environmental cost                                                              2,345                  2,937
Deferred income taxes                                                                  18,629                 14,412
Deferred compensation                                                                     600                    800
                                                                             -------------------    ------------------

     Total liabilities                                                                 73,589                 83,166
                                                                             -------------------    ------------------

Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized;
none issued                                                                                 -                      -
  Common stock, $1.00 par value; 14,000 shares
      authorized; 7,817 shares issued                                                   7,817                  7,817
  Additional paid-in capital                                                          291,173                291,173
  Accumulated deficit                                                                 (68,523)               (56,095)
  Accumulated other comprehensive loss                                                (21,650)               (29,991)
  Treasury stock, at cost (1,392 shares)                                              (64,750)               (64,750)
                                                                             -------------------    ------------------

     Total stockholders' equity                                                       144,067                148,154
                                                                             -------------------    ------------------

     Total liabilities and stockholders' equity                              $        217,656       $        231,320
                                                                             ===================    ==================

Commitments and contingencies (Note 9)

          See accompanying notes to consolidated financial statements.

                               TREMONT CORPORATION

              CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)
                      (In thousands, except per share data)

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001             2002              2001
                                                    --------------    -------------    --------------    -------------

Equity in earnings (losses) of:
   TIMET                                            $    (2,717)      $    12,877      $   (14,557)      $    13,002
   NL                                                     2,448             4,099            3,297            10,244
   Other joint ventures                                     (14)             (136)             312               522
                                                    --------------    -------------    --------------    -------------
                                                           (283)           16,840          (10,948)           23,768

Corporate expenses, net                                     857             4,637            1,971             5,253
Interest expense                                            248               347              499               667
Other income                                              1,621                 -            1,621                 -
                                                    --------------    -------------    --------------    -------------

     Income (loss) before income taxes                      233            11,856          (11,797)           17,848

Income tax expense (benefit)                                141               421             (269)            1,884
                                                    --------------    -------------    --------------    -------------

     Net income (loss)                              $        92       $    11,435      $   (11,528)      $    15,964
                                                    ==============    =============    ==============    =============

Earnings (loss) per share:
   Basic                                            $       .01       $      1.84      $     (1.86)      $      2.57
   Diluted                                                  .01              1.74            (1.86)             2.54

Weighted average shares outstanding:
   Basic                                                  6,214             6,214            6,214             6,214
   Diluted                                                6,220             6,278            6,214             6,281


          See accompanying notes to consolidated financial statements.


                               TREMONT CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
                                 (In thousands)

                                                               Three months ended                 Six months ended
                                                                    June 30,                          June 30,
                                                           ----------------------------     ------------------------------
                                                              2002            2001              2002             2001
                                                           ------------    ------------     -------------    -------------

Net income (loss)                                          $        92     $   11,435       $   (11,528)     $    15,964

Other comprehensive income (loss), net of applicable taxes:
     Currency translation adjustments                            8,669         (1,685)            7,955           (5,382)
     Pension liabilities adjustment                                  -              -                 -             (113)
     Unrealized gains on marketable
       securities                                                  480            443               386              292
                                                           ------------    ------------     -------------    -------------

     Total other comprehensive income
       (loss), net                                               9,149         (1,242)            8,341           (5,203)
                                                           ------------    ------------     -------------    -------------

Comprehensive income (loss)                                $     9,241     $   10,193       $    (3,187)     $    10,761
                                                           ============    ============     =============    =============




          See accompanying notes to consolidated financial statements.


                               TREMONT CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                                     Six months ended June 30,
                                                                              ----------------------------------------
                                                                                    2002                  2001
                                                                              ------------------    ------------------
Cash flows from operating activities:
  Net income (loss)                                                           $       (11,528)      $        15,964
  (Earnings) losses of affiliates:
     Equity in (earnings) losses                                                       10,948               (23,768)
     Distributions from affiliates                                                      4,447                 5,386
  Deferred income taxes                                                                  (270)                1,882
  Gain on sale of property                                                             (1,595)                    -
  Gain on sale of securities                                                              (26)                    -
  Other, net                                                                               39                   162
  Change in assets and liabilities:
     Accounts receivable                                                                1,541                  (252)
     Accounts with related parties                                                       (294)                  779
     Prepaid expenses and other                                                         3,911                 2,007
     Deferred compensation                                                               (200)                2,761
     Accrued liabilities                                                               (4,255)               (2,719)
     Other, net                                                                           192                   395
                                                                              ------------------    ------------------
Net cash provided by operating activities                                               2,910                 2,597
                                                                              ------------------    ------------------

Cash flows from investing activities:
  Capital expenditures                                                                      -                  (644)
  Proceeds from sale of property                                                          867                     -
  Proceeds from sale of securities                                                         84                     -
                                                                              ------------------    ------------------
         Net cash provided (used) by investing activities                                 951                  (644)
                                                                              ------------------    ------------------

Cash flows from financing activities: Indebtedness with related parties:
     Borrowings                                                                             -                13,400
     Repayments                                                                          (500)              (13,653)
  Dividends paid                                                                         (900)                 (899)
                                                                              ------------------    ------------------
Net cash used by financing activities                                                  (1,400)               (1,152)
                                                                              ------------------    ------------------

Net cash (used) provided                                                                2,461                   801
Cash at beginning of period                                                             1,446                   793
                                                                              ------------------    ------------------

Cash at end of period                                                         $         3,907       $         1,594
                                                                              ==================    ==================

Supplemental disclosures - cash paid for:
  Interest                                                                    $           213       $           659
  Income taxes                                                                $             -       $             2

Noncash investing activities - note received
  in connection with sale of property and equipment                           $         1,000       $             -

          See accompanying notes to consolidated financial statements.


                               TREMONT CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                         Six months ended June 30, 2002
                                 (In thousands)



                                                                                Accumulated other
                                               Additional                   comprehensive income (loss)                  Total
                                                                       -----------------------------------
                              Common   Common   paid-in    Accumulated  Currency    Marketable  Pension     Treasury  stockholders'
                              shares    stock   capital      deficit   translation  securities liabilities   stock       equity
                             -------- -------- ----------- ----------- ----------- ----------- ----------- ---------- -------------

Balance at December 31, 2001   6,425  $ 7,817   $ 291,173  $  (56,095)  $ (24,859)  $     783   $ (5,915)  $ (64,750) $  148,154

Comprehensive income (loss)        -        -           -     (11,528)      7,955         386          -           -      (3,187)
Dividends paid ($.14 per share)    -        -           -        (900)          -           -          -           -        (900)
                             -------- -------- ----------- ----------- ----------- ----------- ----------- ---------- -------------

Balance at June 30, 2002       6,425  $ 7,817   $ 291,173  $  (68,523)  $ (16,904)  $   1,169   $ (5,915)  $ (64,750) $  144,067
                             ======== ======== =========== =========== =========== =========== =========== ========== =============







          See accompanying notes to consolidated financial statements.
                                      -7-

                               TREMONT CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 1 - Organization and basis of presentation

     Tremont Corporation ("Tremont") is principally a holding company with operations conducted through 39%-owned TIMET, 21%-owned NL, other joint ventures through wholly-owned TRECO L.L.C. ("TRECO") and through wholly-owned Tall Pines Insurance Company ("Tall Pines"). At June 30, 2002, Valhi, Inc. ("Valhi") and Tremont, each affiliates of Contran Corporation ("Contran"), held approximately 62% and 21%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At June 30, 2002, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and subsidiaries of Valhi held approximately 80% of Tremont's outstanding common stock. At June 30, 2002, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain assets of certain employee benefit plans adopted by Valhi and related entities, owned an additional 6% of TIMET's outstanding common stock. Substantially all of Contran's outstanding common voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET.

     The accompanying consolidated financial statements include the accounts of Tremont and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. The consolidated balance sheet at June 30, 2002 and the consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity and cash flows for the interim periods ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     The Company, TIMET and NL adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt will be classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board ("APB") Opinion No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APB Opinion No. 30. Any such gain or loss that would not have met the APB Opinion No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary items. The Company, TIMET and NL have concluded that their previously-recognized losses from the early extinguishment of debt that occurred during 2000 and 1998 would not have met the APB Opinion No. 30 criteria for classification as extraordinary items and, accordingly, such previously-reported losses will be retroactively reclassified and reported as a component of income before extraordinary items in the applicable reporting periods.

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

     TIMET. At June 30, 2002, Tremont held 12.3 million shares, or approximately 39%, of TIMET's outstanding common stock. At June 30, 2002, the net carrying amount of the Company's interest in TIMET was approximately $3.61 per share, while the market price of TIMET common stock at that date was $3.50 per share. See Note 5.

     NL. At June 30, 2002, Tremont held 10.2 million shares, or approximately 21%, of NL's outstanding common stock. At June 30, 2002, the net carrying amount of the Company's interest in NL was approximately $13.65 per share, while the market price of NL common stock at that date was $15.25 per share.

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


Note 3 - Property and equipment, net

                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                          (In thousands)

Land and improvements                                                         $           822       $           974
Buildings                                                                                  19                   913
Equipment                                                                                  27                   179
                                                                              ------------------    ------------------
                                                                                          868                 2,066
Less accumulated depreciation                                                              76                   962
                                                                              ------------------    ------------------

                                                                              $           792       $         1,104
                                                                              ==================    ==================

     In the second quarter of 2002, the Company sold property and equipment for $2 million. The Company received cash of $.9 million in May 2002 (representing cash at closing of $1 million less $.1 million in selling expenses). The remaining $1 million plus interest at 7% is due on or before April 15, 2003. Repayment is collateralized by a first deed of trust on the real estate included in the property and equipment sold. The Company recorded a gain on the sale of $1.6 million which is shown as other income in the consolidated statement of income (loss).

Note 4 - Other noncurrent assets

                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                          (In thousands)

Restricted deposits                                                           $         2,238       $         4,713
Reinsurance recoverables                                                                9,386                15,915
Other                                                                                     542                   283
                                                                              ------------------    ------------------

                                                                              $        12,166       $        20,911
                                                                              ==================    ==================

     Restricted deposits for both years consist of cash collateral for letters of credit supporting insurance policies at Tall Pines.

Note 5 - Goodwill

     On January 1, 2002, the Company, TIMET and NL adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment and the amount of underlying equity in net assets of an equity method investee ("equity method goodwill"), is no longer amortized on a periodic basis. Goodwill (other than equity method goodwill) is subject to a two-step impairment test to be performed at least on an annual basis. Equity method goodwill is not tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with other generally accepted accounting principles. The Company's only goodwill is equity method goodwill described below.

     TIMET has goodwill reported in its separate financial statements; however, Tremont no longer has any goodwill inherent in its investment in TIMET, including equity method goodwill, because it was written off as part of the writedown in 1999 of the Company's investment in TIMET for an other than temporary decline in the value of its investment. NL has no goodwill reported in its separate financial statements, but the Company does have equity method goodwill inherent in its investment in NL ($41 million at June 30, 2002).

     As shown in the following table, the Company would have reported net income of $11.5 million and $16.5 million or $1.78 and $2.62 per diluted share for the three and six months ended June 30, 2001, respectively, if amortization of the equity method goodwill inherent in the Company's investment in NL had not been recognized.

                                                           Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                     -------------------------------    -------------------------------
                                                         2002             2001              2002             2001
                                                     -------------    --------------    --------------   --------------
                                                                   (In thousands except per share data)

Net income (loss) as reported                        $         92     $     11,435      $    (11,528)    $     15,964
Adjustments:
  Equity method goodwill amortization                           -              418                 -              840
  Incremental taxes related to
    investment in NL                                            -             (160)                -             (321)
                                                     -------------    --------------    --------------   --------------

     Adjusted net income (loss)                      $         92     $     11,693      $    (11,528)    $     16,483
                                                     =============    ==============    ==============   ==============

Net income (loss) per basic
  share as reported                                  $       .01      $      1.84       $     (1.86)     $      2.57
Adjustments:
  Equity method goodwill amortization                           -             .07                  -             .14
  Incremental taxes related to
    investment in NL                                            -            (.03)                 -            (.05)
                                                     -------------    --------------    --------------   --------------

     Adjusted net income (loss) per
       basic share                                   $       .01      $      1.88       $     (1.86)     $      2.66
                                                     =============    ==============    ==============   ==============

Net income (loss) per diluted
  share as reported                                  $       .01      $      1.74       $     (1.86)     $      2.54
Adjustments:
  Equity method goodwill amortization                           -             .07                  -             .13
   Incremental taxes related to
     investment in NL                                           -            (.03)                 -            (.05)
                                                     -------------    --------------    --------------   --------------

     Adjusted net income (loss) per
       diluted share                                 $       .01      $      1.78       $     (1.86)     $      2.62
                                                     =============    ==============    ==============   ==============



Note 6 - Accrued liabilities

                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                          (In thousands)

Postretirement benefit costs                                                  $         1,407       $         1,432
Deferred compensation                                                                   1,351                 1,407
Environmental costs                                                                     2,264                 2,357
Unearned insurance premiums                                                                 -                 4,611
Other                                                                                   1,136                   606
                                                                              ------------------    ------------------

                                                                              $         6,158       $        10,413
                                                                              ==================    ==================

Note 7 - Income taxes

     The  difference   between  the  Company's  income  tax  expense   (benefit)
attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.

                                                                                     Six months ended June 30,
                                                                              -----------------------------------------
                                                                                     2002                  2001
                                                                              -------------------    ------------------
                                                                                           (In thousands)

Expected income tax (benefit) expense, at 35%                                 $        (4,129)       $         6,247
Adjustment of deferred tax valuation allowance                                          5,719                 (3,392)
Incremental tax and rate differences on equity in income of
  companies not included in the consolidated tax group                                   (438)                   380
Incremental tax and rate differences on equity in income of
  companies included in the consolidated tax group                                     (1,452)                (1,378)
State income taxes and other, net                                                          31                     27
                                                                              -------------------    ------------------

                                                                              $          (269)       $         1,884
                                                                              ===================    ==================

     Effective January 1, 2001, the Company and NL were included in the consolidated United States federal income tax return of Contran. The Company's effective tax rates for the three and six-month periods ended June 30, 2002 and 2001 differed from the U.S. federal statutory income tax rate in part because a portion of the Company's equity in earnings of NL were tax-free to the extent the Company received dividends from NL. In addition, the Company's effective tax rate for the three and six-month periods ended June 30, 2002 varied from the statutory income tax rate because the Company did not recognize deferred tax assets with respect to its equity in losses of TIMET and its corporate expenses and interest expense, which assets the Company believed did not currently meet the "more-likely-than-not" recognition criteria. The Company's effective income tax rate for the three and six-month periods ended June 30, 2001 also varied from the statutory income tax rate due to a reduction in its deferred tax asset valuation allowance resulting from recognition of certain deductible differences associated with the Company's investment in TIMET that previously did not meet the "more-likely-than-not" recognition criteria.

     In April 2002, the Company reached an agreement with the U.S. Internal Revenue Service ("IRS") pursuant to which the previously-reported $8.3 million IRS assessment related to the Company's 1998 federal income tax return was settled. The settlement resulted in no additional cash income tax payments by the Company but resulted in a reduction in the amount of the Company's U.S. net operating loss carryforwards. At June 30, 2002, the Company had, for U.S. federal income tax purposes, net operating loss carryforwards of approximately $13 million which expire between 2018 and 2022.

     At June 30, 2002, the Company had net deferred tax liabilities of $18.6 million. The Company has provided a deferred tax valuation allowance of $28.2 million principally related to the Company's equity in losses of TIMET, net operating loss carryforwards and certain deductible differences that currently do not meet the "more-likely-than-not" recognition criteria.

Note 8 - Related party transactions

     Receivables from related parties principally include amounts due from NL under insurance loss sharing arrangements.

     Tremont is a party to a reducing revolving loan agreement with a subsidiary of NL, NL Environmental Management Services, Inc. ("NLEMS"), which agreement expires March 31, 2003. The maximum amount available under the loan agreement decreases by $250,000 each quarter beginning June 30, 2001. At June 30, 2002, the loan outstanding was $12.2 million, the maximum available under the revolving loan agreement. The loan bears interest at 2% above the prime rate, determined at the beginning of the quarter. At June 30, 2002, the interest rate on the outstanding loan was 6.75%. In addition, Tremont is required to pay a commitment fee of .5% per annum of the average unused line. The revolving loan is collateralized by the 10.2 million shares of NL common stock owned by the Company.

     Tall Pines is limited in its ability to pay dividends by state insurance regulations. At June 30, 2002, the restricted net assets of Tall Pines included in the Company's consolidated net assets approximated $8.5 million.

Note 9 - Commitments and contingencies

     For additional information concerning certain legal proceedings, income tax and other contingencies related to the Company, TIMET and NL, see (i) Part I,
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 - Legal Proceedings, (iii) Note 12 regarding the Valhi merger proposal and (iv) the 2001 Annual Report, including certain information concerning TIMET's and NL's legal proceedings.

Tremont

     Liquidity. Tremont's reducing revolving loan from NLEMS and dividends from subsidiaries and affiliates are currently Tremont's primary sources of cash. Tremont's principal cash uses are dividend disbursements and payments related to environmental remediation, postretirement benefit obligations, intercorporate services agreements, interest and other general and administrative costs. Tremont expects that its cash outflows during the balance of 2002 will increase relative to the first half of 2002, and that it will be required to increase its cash resources prior to December 31, 2002 in order to meet its near term obligations. To increase its liquidity, Tremont is seeking to renegotiate the terms of its revolving loan agreement with NLEMS to, among other things, increase the amount of borrowing availability and extend the maturity date. However, Tremont understands such modification may be subject to certain regulatory issues and will require the approval of the independent directors of both Tremont and NL. Tremont also expects to receive a dividend from Tall Pines before year end 2002 of approximately $1 million. Tremont has also discussed the possibility of a loan from Contran with officers of Contran. Based on such discussions, Tremont believes such a loan from Contran, if necessary, can be achieved on mutually agreeable terms. The Company has other alternatives available to either conserve liquidity or raise additional liquidity which include, but are not limited to, the reduction or suspension of quarterly dividend payments; the sale, in whole or in part, of assets, including its investments in TIMET and NL; and borrowings collateralized by the TIMET common stock owned by the Company. While Tremont believes it will be able to adequately increase its near term liquidity, no assurance can be given that any of the aforementioned options or alternatives can be successfully completed.

     Environmental matters. The Company entered into a voluntary settlement agreement effective in July 2000 with the Arkansas Department of Environmental Quality and certain other potentially responsible parties ("PRPs") pursuant to which the Company and the other PRPs will undertake certain investigatory and interim remediation activities at a former mining site located in Hot Spring County, Arkansas. The Company currently believes that it has accrued adequate amounts ($4.6 million at June 30, 2002) to cover its share of probable and reasonably estimable environmental obligations. The Company currently expects to spend $1.8 million in the second half of 2002 for such efforts.

     The Company has received a demand from Halliburton Company ("Halliburton") to assume the defense and indemnify Halliburton with respect to the alleged liability of Atlas Bradford Corporation ("Atlas Bradford") as one of several potentially responsible parties in connection with a Texas State Superfund Site known as the Force Road Oil and Vacuum Truck Company Site located in Arcola, Texas (the "Force Road Site"). Atlas Bradford allegedly disposed of wastes from its Bryan, Texas petroleum services operations at the Force Road Site. As part of a 1990 restructuring resulting in the separation of Tremont from Baroid Corporation ("Baroid"), a wholly-owned subsidiary of Tremont received title to the Bryan property. Baroid is presently a division of Halliburton.

     Tremont has declined to assume the defense of the Force Road Site matter and has rejected Halliburton's indemnity claim with respect thereto. Tremont believes that any liability in the Force Road Site matter represents an obligation retained by Baroid in connection with its historical petroleum services business. At present, Tremont has no information that would enable it to determine whether or not it might eventually have any liability for the Force Road Site, or what the potential magnitude, if any, of such liability might be. Tremont intends to vigorously defend itself against any and all allegations of such liability in this matter. The Company sold the Bryan property in 1994. The Company's Chairman and Chief Executive Officer ("CEO") is also a member of the board of directors of Halliburton and intends to recuse himself from any involvement in this matter.

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

TIMET

     Long-term agreements. TIMET has LTAs with certain major aerospace customers, including, but not limited to, Boeing, Rolls-Royce plc, United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company (a unit of Precision Castparts Corporation). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The LTAs generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years. Generally, the LTAs require TIMET's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by TIMET, the LTAs may be terminated early. Additionally, under a group of related LTAs (which group represents approximately 15% of TIMET's 2001 sales revenue), which currently have fixed prices that convert to formula-derived prices in 2004, the customer may terminate the agreement as of the end of 2003 if the effect of the initiation of formula-derived pricing would cause such customer "material harm." If any of such agreements were to be terminated by the customer on this basis, it is possible that some portion of the business represented by that LTA would continue on a non-LTA basis. However, the termination of one or more of such agreements by the customer in such circumstances could result in a material and adverse effect on TIMET's business, results of operations, consolidated financial condition or liquidity.

     Environmental matters. In 1999, TIMET and certain other companies (the "Steering Committee Companies") that currently have or formerly had operations within a Henderson, Nevada industrial complex (the "BMI Complex") entered into a series of agreements with BMI and certain related companies pursuant to which, among other things, BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including the responsibility to complete all outstanding requirements pertaining to such activities under existing consent agreements with the Nevada Division of Environmental
Protection. TIMET contributed $2.8 million to the cost of this remediation (which payment was charged against accrued liabilities). TIMET also agreed to convey to BMI, at no additional cost, certain lands owned by TIMET adjacent to its plant site (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow TIMET to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET agreed to contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million). TIMET, BMI and the other Steering Committee Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including any possible groundwater issues at the BMI Complex and the TIMET Pond Property.

     TIMET is continuing assessment work with respect to its own active plant site. During 2000, a preliminary study was completed of certain groundwater remediation issues at TIMET's Henderson operations and other Company sites within the BMI Complex (which sites do not include the above discussed TIMET Pond Property). TIMET accrued $3.3 million in 2000 based on the undiscounted cost estimates set forth in the study. These expenses are expected to be paid over a period of up to thirty years.

     At June 30, 2002, TIMET had accrued an aggregate of $3.8 million for environmental matters, including those discussed above. TIMET records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by TIMET at its operating facilities, or a determination that TIMET is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Legal proceedings. In September 2000, TIMET was named in an action filed by the U.S. Equal Employment Opportunity Commission in Federal District Court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint, as amended, alleges that several female employees at TIMET's Henderson, Nevada plant were the subject of sexual harassment and retaliation. TIMET intends to vigorously defend this action, and no estimate of a possible loss is determinable at this time, but in any event TIMET does not presently anticipate that any adverse outcome in this case would be material to its results of operations, consolidated financial position or liquidity.

     Other. In March 2001, TIMET was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. At the present time, TIMET is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions. Based upon TIMET's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001 (of which $2.8 million was recorded in the second quarter of 2001). During 2001, TIMET charged $.3 million against this accrual to write down its remaining on-hand inventory and made $.3 million in settlement payments, resulting in a $2.7 million accrual as of December 31, 2001 for potential future claims. During 2002, TIMET has made settlement payments aggregating $.2 million. Additionally, TIMET has revised its estimate of the most likely amount of loss to be incurred, resulting in a charge of $.2 million to cost of sales in the second quarter of 2002. As of June 30, 2002, $2.7 million is accrued for pending and potential future claims. This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. This amount does not represent the maximum possible loss, which is not possible for TIMET to estimate at this time, and may be periodically revised in the future as more facts become known. As of June 30, 2002, TIMET has received claims aggregating approximately $5 million and has made settlement payments aggregating $.5 million. Pending claims are being investigated and negotiated. TIMET believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have yet been submitted to TIMET. TIMET has filed suit seeking full recovery from its silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter as of June 30, 2002.

     As a consequence of uncertainties surrounding both the titanium and commercial aerospace industries and broader economic conditions, TIMET believes assessments of long-lived asset recoverability, as required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that may result in charges for asset impairments could occur in the balance of 2002. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, may not be recoverable, TIMET prepares an evaluation comparing the carrying amount of the assets to the undiscounted expected future cash flows of the assets or asset group. If this comparison indicates that the carrying amount is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists and charges for asset impairments, if any, are recorded when reasonably estimable. Such potential future charges, if any, could be material.

NL

     Environmental matters and litigation. NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has adequate accruals ($102 million at June 30, 2002) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $150 million. NL's estimates of such liabilities have not been discounted to present value. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs, or the allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, in view of NL's historical operations, NL expects that additional environmental matters will arise in the future.

     Lead pigment litigation. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and
(b) effectively overturn the precedent set by court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. NL expects that additional lead pigment and lead-based paint litigation may be filed against NL in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

Note 10 - Earnings per share

     Net income (loss) per share is based upon the weighted average number of common shares and dilutive common stock options outstanding. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below. The effect of conversion of TIMET's Convertible Preferred Securities would be a net reduction of the Company's equity in earnings of TIMET. The reduction results from dilution of the Company's ownership percentage offset in part by increased TIMET net income resulting from elimination of dividends on the Convertible Preferred Securities. The effect of the assumed conversion of TIMET's Convertible Preferred Securities was antidilutive in the 2002 and 2001 periods and is omitted from the numerator of the calculation. Tremont stock options omitted from the calculation because they were antidilutive were not material. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below.

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001             2002              2001
                                                    --------------    -------------    --------------    -------------
                                                                             (In thousands)
Numerator:
   Net income (loss)                                $        92       $    11,435      $   (11,528)      $    15,964
   Effect of dilutive securities
     of equity investees                                     (7)             (490)               -               (26)
                                                    --------------    -------------    --------------    -------------

   Diluted net income (loss)                        $        85       $    10,945      $   (11,528)      $    15,938
                                                    ==============    =============    ==============    =============

Denominator:
   Average common shares outstanding                      6,214             6,214            6,214             6,214
   Average dilutive stock options                             6                64                -                67
                                                    --------------    -------------    --------------    -------------

   Diluted shares                                         6,220             6,278            6,214             6,281
                                                    ==============    =============    ==============    =============

Note 11 - Accounting principles not yet adopted

     In 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company, TIMET and NL are still studying this standard to determine, among other things, whether any of them has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the companies of adopting this standard has not yet been determined. The Company, TIMET and NL will implement SFAS No. 143 no later than January 1, 2003.

     The Company, TIMET and NL will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, no later than January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 are recognized and measured initially at fair value, generally in the period in which the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). The Company, TIMET and NL are currently unable to determine the effect, if any, of adopting this standard.

Note 12 - Subsequent events

     On July 29, 2002, the Company announced that it had received a merger proposal from Valhi. Valhi's proposal contemplates that stockholders of Tremont (including NL) other than Valhi would receive between 2 and 2.5 shares of Valhi common stock for each share of Tremont common stock. Valhi and NL together currently own approximately 80% of Tremont's common stock outstanding. The Company's Board of Directors has formed a special committee comprised of board members unrelated to Valhi to review the proposal.

     In late July 2002, three separate complaints were filed in the Court of Chancery of the State of Delaware, New Castle County, against Tremont, Valhi and members of Tremont's board of directors (Crandon Capital Partners, et al. v. J. Landis Martin, et al., CA No. 19785-NC, Andrew Neyman v. J. Landis Martin, et al., CA No. 19787-NC, and Herman M. Weisman Revocable Trust v. J. Landis Martin, et al., CA No. 19792-NC). The complaints, purported class actions, generally allege, among other things, that the terms of the proposed merger of Valhi and Tremont are unfair, and that defendants have violated their fiduciary duties. The complaints seek, among other things, an order enjoining consummation of the proposed merger and the award of unspecified damages, including attorney's fees and other costs. The Company believes, and understands each of the other defendants believes, that the complaints are without merit, and the Company intends, and understands that each of the other defendants intends, to defend against the actions vigorously.

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

     The Company reported second quarter net income of $.1 million, or $.01 per diluted share, compared to net income of $11.4 million, or $1.74 per diluted share, for the same quarter in 2001. Tremont reported a net loss of $11.5 million, or $1.86 per diluted share for the first six months of 2002, compared to net income of $16.0 million or $2.54 per diluted share for the same period in 2001.

     Equity in earnings (losses). The Company's equity in losses of 39%-owned TIMET was $2.7 million in the second quarter of 2002 compared to equity in earnings of $12.9 million in the second quarter of 2001. The Company's equity in losses of TIMET was $14.5 million for the first six months of 2002 compared to equity in earnings of $13.0 million for the first six months of 2001. See
"Results of Operations-TIMET" for a discussion of the results of TIMET's separate operations.

     The Company's equity in earnings of 21%-owned NL was $2.4 million in the second quarter of 2002 compared to equity in earnings of $4.1 million in the second quarter of 2001. The Company's equity in earnings of NL was $3.2 million for the first six months of 2002 compared to equity in earnings of $10.2 million for the first six months of 2001. See "Results of Operations-NL" for a discussion of the results of NL's separate operations.

     The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnership.

     Corporate expenses, net. Tremont's corporate expenses decreased approximately $3.8 million in the second quarter of 2002 compared to the second quarter of 2001 and decreased approximately $3.4 million for the six months ended June 30, 2002 compared to the comparable period of 2001 due to a decrease in compensation expense. During the second quarter of 2001, the Company accrued a $1 million bonus to its Chairman, President and CEO.

     Also during the second quarter of 2001, individuals holding 27,825 outstanding and vested stock options agreed to the cancellation of such options in return for cash payments aggregating $.7 million, and such payments were recognized as compensation expense. The Company concluded that it was probable that its remaining 87,525 outstanding stock options, substantially all of which were fully vested and of which 60,000 were held by the Company's Chairman, President and CEO, would be similarly settled in the future, and therefore, effective in the second quarter of 2001, the Company recognized compensation expense with respect to the remaining options. The Company recorded a total of $2.7 million of compensation expense related to its stock options during the second quarter of 2001, of which $1.6 million related to the Company's Chairman, President and CEO. The Company measures expense with respect to stock options as the amount by which the quoted market price of the Company's common stock exceeds the option price, and subsequent increases or decreases in the market price of the Company's common stock result in an adjustment to the previously accrued compensation expense. Such adjustments were immaterial for the three and six-month periods ended June 30, 2002.

     Interest expense. Interest expense decreased in the three and six-month periods ended June 30, 2002 compared to the comparable periods in 2001 due to a decrease in interest rates and a decrease in the average loan balance outstanding during the periods.

     Other income. Other income in the second quarter of 2002 relates primarily to the $1.6 million gain on the sale of property and equipment. See Note 3 to the Consolidated Financial Statements.

     Income taxes. Effective January 1, 2001, the Company and NL were included in the consolidated United States federal income tax return of Contran. The Company's effective tax rates for the three and six-month periods ended June 30, 2002 and 2001 differed from the U.S. federal statutory income tax rate in part because a portion of the Company's equity in earnings of NL was tax-free to the extent the Company received dividends from NL. In addition, the Company's effective tax rate for the three and six-month periods ended June 30, 2002 varied from the statutory income tax rate because the Company did not recognize deferred tax assets with respect to its equity in losses of TIMET and its net corporate expenses and interest expense, which assets the Company believed did not currently meet the "more-likely-than-not" recognition criteria. The Company's effective income tax rate for the three and six-month periods ended June 30, 2001 also varied from the statutory income tax rate due to a reduction in its deferred tax asset valuation allowance resulting from recognition of certain deductible differences associated with the Company's investment in TIMET that previously did not meet the "more-likely-than-not" recognition criteria.

     In April 2002, the Company reached an agreement with the U.S. Internal Revenue Service ("IRS") pursuant to which the previously-reported $8.3 million IRS assessment related to the Company's 1998 federal income tax return was settled. The settlement resulted in no additional cash income tax payments by the Company but resulted in a reduction in the amount of the Company's U.S. net operating loss carryforwards.

     Currency translation adjustments. Changes in the Company's equity in foreign currency translation adjustments relate principally to the Company's share of NL's currency translation adjustments, net of deferred taxes.

     Other. As discussed above, the Company's major assets are its interests in TIMET and NL. The Company's per share net carrying amount of its interest in TIMET at June 30, 2002 was $3.61 per share, compared to a per share market price of $3.50 at that date. See "Results of Operations-TIMET-Outlook" for a discussion of possible future charges affecting TIMET's earnings, which would result in a reduction of the Company's per share net carrying amount of its interest in TIMET. The Company's per share net carrying amount of its interest in NL at June 30, 2002 was $13.65 per share, compared to a per share market price of $15.25 at that date. The Company believes stock market prices are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. The Company will continue to monitor and evaluate its interests in NL and TIMET based upon, among other things, their respective business outlook, results of operations, financial position and liquidity. In the event Tremont determines that any decline in value of its interests below their net carrying amount has occurred which is other than temporary, it would record an appropriate impairment charge to income at that time.

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



Summarized statement of operations information of TIMET is presented below.

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    --------------------------------
                                                        2002             2001              2002              2001
                                                    --------------   --------------    --------------    --------------
                                                                ($ in millions, except selling price data)

Net sales                                           $       94.3     $      120.0      $      198.7      $      244.0
                                                    =============    ==============    ==============    ==============

Gross margin                                                 1.4             (3.5)              6.5               3.8
Selling, general, administrative
   and development expense                                  11.4             21.2              21.8              31.9
Other income                                                 3.0             73.3               3.6              74.9
                                                    -------------    --------------    --------------    --------------

Operating income (loss)                                     (7.0)            48.6             (11.7)             46.8

General corporate income (expense):
   Dividends and interest income                             -                2.0                .1               3.6
   Currency transactions and other, net                     (0.3)              .3               (.9)               .4
   Impairment of Special Metals
      Corporation ("SMC") securities                         -                -               (27.5)              -
Interest expense                                             0.7              1.1               1.5               2.6
                                                    -------------    --------------    --------------    --------------
                                                            (8.0)            49.8             (41.5)             48.2
Income tax expense (benefit)                                  .6             17.5               (.8)             16.9
Minority interest                                            3.7              2.7               7.7               5.3
                                                    -------------    --------------    --------------    --------------

Net income (loss)                                   $      (12.3)    $       29.6      $      (48.4)     $       26.0
                                                    =============    ==============    ==============    ==============

Tremont's equity in TIMET's earnings
   (losses) including amortization of
   basis differences                                $       (2.7)    $       12.9      $      (14.5)     $       13.0
                                                    =============    ==============    ==============    ==============

Mill product shipments:
   Volume (metric tons)                                    2,130            3,045             4,815             6,230
   Average price ($ per kilogram)                   $      33.00     $      29.55      $      31.15      $      29.50

Melted product shipments:
   Volume (metric tons)                                      620            1,040             1,265             2,070
   Average price ($ per kilogram)                   $      14.95     $      13.90      $      15.20      $      14.05


     The following table summarizes certain components of TIMET's separate results, which exclude the effect of basis differences, for the three and six month periods ended June 30, 2002 and 2001. Average selling prices per kilogram, as reported by TIMET, reflect the net effects of changes in selling prices, currency exchange rates, customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor. In the following discussion, TIMET has attempted to adjust for the effect of currency fluctuations and changes in mix when referring to the percentage change in selling prices from period to period.

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    --------------------------------
                                                        2002             2001              2002              2001
                                                    --------------   --------------    --------------    --------------
                                                                             ($ in millions)

Gross margin                                        $        1.4     $       (3.5)     $        6.5      $        3.8
Gross margin, excluding special items                        1.4             10.1               6.5              18.4
Operating (loss) income                                     (7.0)            48.6             (11.7)             46.8
Operating loss, excluding restructuring
   and special items                                        (7.0)             (.5)            (11.7)             (1.5)

Percent of net sales:
   Gross margin                                              2%              -3%                3%                2%
   Gross margin, excluding special
      items                                                  2%               8%                3%                8%

Percent change in:
   Mill product sales volume                                 -30                               -23
   Mill product selling prices(1)                             +4                                +4
   Melted product sales volume                               -40                               -39
   Melted product selling prices(1)                           +3                                +5

--------------------------------------------------------------------------------
(1)  Change expressed in U.S. dollars and mix adjusted.

     Second quarter of 2002 compared to second quarter of 2001. Sales of $94.3 million in the second quarter of 2002 were 21% lower than the year-ago period due principally to the net effects of a 30% decrease in mill product volume and a 40% decrease in melted product volume, partially offset by 4% and 3% increases in mill and melted product selling prices, respectively (mill product selling prices expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in customer and product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices also increased 4%.

     Gross margin (net sales less cost of sales) was 2% of sales for the second quarter of 2002 compared to negative 3% in the year-ago period, reflecting the net effect of a decrease in sales volumes, slightly higher selling prices, lower operating rates at certain facilities (estimated capacity utilization declined from approximately 75% to 55%), changes in customer and product mix and the effect of special items. Gross margin for the second quarter of 2001 was adversely impacted by $10.8 million of equipment impairment charges and $2.8 million of estimated costs related to the tungsten matter discussed below. Gross margin excluding special items was 8% of sales for the second quarter of 2001. The 2001 period was also adversely impacted by goodwill amortization of $1.1 million. As required by SFAS No. 142, and effective January 1, 2002, TIMET no longer amortizes its goodwill on a periodic basis.

     In March 2001, TIMET was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. At the present time, TIMET is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions. Based upon TIMET's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001 (of which $2.8 million was recorded in the second quarter of 2001). During 2001, TIMET charged $.3 million against this accrual to write down its remaining on-hand inventory and made $.3 million in settlement payments, resulting in a $2.7 million accrual as of December 31, 2001 for potential future claims. During 2002, TIMET has made settlement payments aggregating $.2 million. Additionally, TIMET has revised its estimate of the most likely amount of loss to be incurred, resulting in a charge of $.2 million to cost of sales in the second quarter of 2002. As of June 30, 2002, $2.7 million is accrued for pending and potential future claims. This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. This amount does not represent the maximum possible loss, which is not possible for TIMET to estimate at this time, and may be periodically revised in the future as more facts become known. As of June 30, 2002 TIMET has received claims aggregating approximately $5 million and has made settlement payments aggregating $.5 million. Pending claims are being investigated and negotiated. TIMET believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have yet been submitted to TIMET. TIMET has filed suit seeking full recovery from its silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter as of June 30, 2002.

     During the second quarter of 2001, TIMET determined that an impairment of the carrying amount of certain long-lived assets located at its Millbury, Massachusetts facility had occurred. Accordingly, TIMET recorded a $10.8 million pretax impairment charge to cost of sales in the second quarter of 2001, representing the difference between the assets' previous carrying amount and their estimated fair value, based on a third-party appraisal.

     Selling, general, administrative and development expenses during the second quarter of 2002 increased by approximately 5% from year-ago levels (excluding $10.3 million of incentive compensation related to the Boeing settlement in the 2001 period), principally as a result of increases to TIMET's allowance for doubtful accounts and higher selling and marketing costs relating to TIMET's automotive division.

     Equity in earnings of joint ventures during the second quarter of 2002 was $.6 million higher than the year-ago period principally due to an increase in earnings of VALTIMET, TIMET's minority-owned welded tube joint venture.

     Other income (expense), net during the second quarter of 2002 was $70.9 million lower than the year-ago period principally due to the recognition of $73.0 million of income in the 2001 period related to a settlement of the litigation between TIMET and Boeing related to the parties' LTA entered into in 1997. The terms of the amended Boeing LTA allow Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007 but limit
TIMET's maximum quarterly volume obligation to 3.0 million pounds. TIMET recognizes income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year total less than 7.5 million pounds. This income is recognized as other operating income and is not included in net sales or gross margin. Based on actual purchases of approximately .9 million pounds through June 30, 2002 and TIMET's contractual maximum volume obligation of 6.0 million pounds for the remainder of the year, TIMET recognized $2.2 million of other income in the second quarter of 2002 related to the take-or-pay provisions for the .6 million pounds of material that TIMET is no longer obligated to provide under the LTA in 2002.

     First six months of 2002 compared to first six months of 2001. Sales of $198.7 million for the six months ended June 30, 2002 were 19% lower than the year-ago period due principally to the net effects of a 23% decrease in mill product volume and a 39% decrease in melted product volume, partially offset by 4% and 5% increases in mill and melted product selling prices, respectively (mill product selling prices expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) and changes in customer and product mix. In billing currencies (which exclude the effects of foreign currency translation), mill product prices also increased 4%.

     Gross margin was 3% of sales for the six months ended June 30, 2002 compared to 2% in the year-ago period, principally reflecting the net effect of a decrease in sales volume, slightly higher selling prices, lower operating rates at certain facilities (estimated capacity utilization declined from approximately 70% to 60%), changes in customer and product mix and the effect of special items. Gross margin for the six months ended June 30, 2001 was adversely impacted by $10.8 million of equipment impairment charges and $3.8 million of estimated costs related to the tungsten matter described above. Gross margin excluding special items was 8% of sales for the six months ended June 30, 2001. The 2001 period was also adversely impacted by goodwill amortization of $2.3 million. As required by SFAS No. 142, effective January 1, 2002, TIMET no longer amortizes its goodwill on a periodic basis.

     Selling, general, administrative and development expenses for the six months ended June 30, 2002 increased by approximately 1% from year-ago levels (excluding $10.3 million of incentive compensation related to the Boeing settlement in the 2001 period), principally as a result of higher selling and marketing costs relating to TIMET's automotive division, partially offset by lower personnel-related costs.

     Equity in earnings of joint ventures during the six months ended June 30, 2002 was $.2 million higher than the year ago period principally due to an increase in earnings of VALTIMET.

     Other income (expense), net during the six months ended June 30, 2002 was $71.6 million lower than the year-ago period principally due to the recognition of $73.0 million of income in the 2001 period related to a settlement of the previously discussed litigation between TIMET and Boeing and the $2.2 million of other operating income recognized in the second quarter of 2002 related to the Boeing take-or-pay agreement.

     General corporate income (expense). General corporate income (expense) for the three and six months ended June 30, 2001 includes interest income and dividend income on $80 million of non-voting preferred securities of SMC, which accrued at an annual rate of 6.625%. No interest income or dividend income relating to these securities was recognized during the three and six months ended June 30, 2002. On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, TIMET undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded a $27.5 million impairment charge during the first quarter of 2002 for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced TIMET's carrying amount of its investment in SMC to zero.

     Interest expense. Interest expense during the three and six months ended June 30, 2002 was lower than in the comparable periods in 2001, primarily due to lower average debt levels and lower interest rates during the 2002 period.

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

     TIMET operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income can impact TIMET's overall effective tax rate. TIMET's income tax rate approximated the U.S. statutory rate during the second quarter 2001. For the three and six months ended June 30, 2002, TIMET's income tax rate varied from the U.S. statutory rate primarily due to an increase in the deferred tax valuation allowance related to TIMET's tax attributes that did not meet the "more-likely-than-not" recognition criteria during that period.

     Minority interest. Dividend expense related to TIMET's 6.625% Convertible Preferred Securities approximates $3.3 million per quarter and is reported as minority interest. For the three and six months ended June 30, 2001, this expense was recorded net of allocable income taxes; however, as a result of TIMET's decision to increase its deferred tax valuation allowance, this expense was reported pre-tax for the three and six months ended June 30, 2002. In addition, in the second quarter of 2001 TIMET recorded an additional $.5 million of pretax dividend expense related to dividends in arrears. Other minority interest relates primarily to the 30% interest in TIMET Savoie, SA held by Compagnie Europeene du Zirconium-CEZUS, S.A. ("CEZUS").

     Supplemental information. Approximately 43% of TIMET's sales originated in Europe for the six months ended June 30, 2002, of which approximately 60% were denominated in currencies other than the U.S. dollar, principally the British pound and the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in functional currencies. TIMET's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     TIMET does not use currency contracts to hedge its currency exposures. At June 30, 2002, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $40 million and $38 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

     In July 2002, TIMET successfully negotiated a new three-year labor agreement with its labor unions at its Toronto, Ohio facility.

     Outlook. The Outlook section contains a number of forward-looking statements, all of which are based on current expectations, and exclude the potential effect of special and other charges related to restructurings, asset impairments, valuation allowances, changes in accounting principles and similar items, unless otherwise noted. Undue reliance should not be placed on forward-looking statements. Actual results may differ materially. See Note 9 to the Consolidated Financial Statements regarding commitments, contingencies, legal, environmental and other matters, which may materially affect TIMET's future business, consolidated results of operations and liquidity.

     The economic slowdown that began during 2001 in the economies of the U.S. and other regions of the world combined with the events of September 11, 2001 have resulted in the major commercial airframe and jet engine manufacturers substantially reducing their forecast of future engine and aircraft deliveries and their production levels in 2002. TIMET expects that aggregate industry mill product shipments will decrease in 2002 by approximately 18%, from its revised estimate of 55,000 metric tons in 2001 to an estimated 45,000 metric tons, and that demand for mill products for the commercial aerospace sector could decline by up to 40% in 2002, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain. Excess inventory accumulation typically leads to order demand for titanium products falling below actual consumption.

     TIMET believes that demand for titanium is likely to recover more gradually than it previously anticipated based on recent projections of large commercial aircraft deliveries by The Airline Monitor. The Airline Monitor's latest forecast for deliveries of large commercial aircraft is for 675 in 2002, 595 in 2003, 525 in 2004, 495 in 2005, 565 in 2006 and 685 in 2007. Although these projections are somewhat higher in 2002 through 2004, they are down 13% to 17% from The Airline Monitor's previous forecast for 2005 through 2007. The demand for titanium generally precedes aircraft deliveries by about one year and can be significantly affected by both excess inventory accumulation and its subsequent absorption. Based on The Airline Monitor's current forecast and TIMET's projected changes in supply chain inventory levels, TIMET anticipates a cyclical trough in titanium demand may occur in 2003 with a gradual recovery beginning thereafter. Adverse world events, including terrorist activities and conflicts in the Middle East, the financial health of airlines and economic growth in the U.S. and other regions of the world, could significantly and adversely affect the timing of the commercial aerospace recovery.

     TIMET's backlog of unfilled orders was approximately $145 million at June 2002, compared to $175 million at March 2002 and $300 million at June 2001. Substantially all of the June 2002 backlog is scheduled to be shipped within the next 12 months. However, TIMET's order backlog may not be a reliable indicator of future business activity. Since September 11, 2001, TIMET has continued to receive a number of deferrals and cancellations of previously scheduled orders and believes such requests will continue throughout 2002.

     Although the current business environment makes it difficult to predict TIMET's future financial performance, TIMET expects its sales revenue for the full year of 2002 to decline to about $375 million, reflecting the combined effects of decreases in sales volume, softening of market selling prices and changes in customer and product mix. Compared to 2001, mill product sales volume is expected to decline approximately 25% to about 9,100 metric tons. Melted product sales volume is expected to decline approximately 40% to about 2,600 metric tons. The reduction of overall sales volume in 2002 is principally driven by an anticipated decline of 35% in TIMET's commercial aerospace sales volume compared to 2001, partly offset by sales volume growth in other markets. TIMET expects market selling prices on new orders to continue to soften throughout the balance of 2002. However, about one-half of TIMET's commercial aerospace volume is under LTAs that provide price stability on that portion of its business. TIMET's forecast anticipates that Boeing will purchase about 1.5 million pounds of product under its LTA with TIMET in 2002. At that level, TIMET expects to recognize about $23 million of income under the Boeing agreement's take-or-pay provisions for the full year 2002. Those earnings will be reported as operating income, but will not be included in net sales or gross margin.

     TIMET currently anticipates gross margin as a percent of sales will decrease over the year and that gross margin for the full year 2002 will be between negative 1% and negative 4%. Selling, general, administrative and development expense should be approximately $43 million. Interest expense should approximate $4 million. TIMET's consolidated effective book tax rate is expected to be about 5%, but could vary significantly with the geographic mix of income. Minority interest on TIMET's Convertible Preferred Securities should approximate $13 million. TIMET presently expects an operating loss before special items of $25 million to $35 million and a net loss before changes in accounting principles and other special items of between $40 million and $50 million in 2002.

     TIMET expects cash flow from operations in 2002 to be approximately negative $30 million. This is mainly due to the effect in 2002 of the $28.5 million cash advance payment that TIMET received from Boeing in December 2001. That advance created a liability for the same amount at year end 2001. The liability is being reduced during 2002 as product shipments are made and as the take-or-pay benefits are earned. The advance for calendar year 2003 will not be received until early in 2003. Excluding the effect of the Boeing advance, TIMET expects cash flow from operations to be slightly negative in 2002. Cash flow from operations is also expected to be affected by increased payments to fund employee retirement plan benefits due to decreases in the value of the underlying plan assets and certain early employee retirements. Capital expenditures are expected to be approximately $12 million. Depreciation and amortization should approximate $37 million.

     For the third quarter of 2002, TIMET expects sales revenue to range between $75 million and $85 million. Mill product sales volume is expected to be about 2,000 metric tons and melted product sales volume should be about 600 metric tons. Certain third quarter production was pulled forward into the second quarter of 2002. As a result of this and the current reduced demand for titanium, TIMET's forecast anticipates temporary shutdowns of certain U.S. facilities in the second half of this year. These shutdowns are currently expected to be only a few weeks each in duration, but that will ultimately be dependent on the level of production needed to meet demand. Gross margin as a percent of sales in the third quarter is expected to range between negative 4% and negative 8%. Selling, general, administrative and development expense in the third quarter of 2002 should be about $11 million. TIMET expects to recognize an additional $10 million of operating income related to the take-or-pay provisions of the Boeing contract during the third quarter. Interest expense should approximate $1 million, while minority interest on TIMET's Convertible Preferred Securities should approximate $3.3 million. With these estimates, TIMET expects an operating loss before special items in the third quarter of 2002 of between $4 million and $7 million, and a net loss before changes in accounting principles and other special items of between $8 million and $12 million.

     TIMET expects to take actions to reduce its costs and working capital over the balance of 2002. TIMET plans to reduce the operating rate of its sponge production facility to about 70% of capacity for the last half of this year, and it recently targeted an additional reduction in its company-wide employment levels of 10% to 15% by year end. At June 30, 2002, TIMET employed approximately 2,250 personnel worldwide. The timing and effect of these recent decisions is somewhat uncertain and, accordingly, the effect of such items has not been included in the 2002 forecasts outlined above. These actions could result in restructuring or other charges in 2002 that might be material.

     TIMET adopted SFAS No. 142 effective as of January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to a two-step impairment test to be performed at least on an annual basis. In order to test for impairment, SFAS No. 142 requires TIMET to identify its reporting units and determine the carrying amount of each reporting unit by assigning its assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002. TIMET has determined that it operates one reporting unit, as defined by SFAS No. 142. The first step of the impairment test requires TIMET to determine the fair value of its reporting unit and compare it to that reporting unit's carrying amount. To the extent that the carrying amount of TIMET's reporting unit exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and TIMET must perform the second step of the impairment test. TIMET has completed the first step of its transitional impairment test, which indicates that an impairment of its recorded goodwill may exist. TIMET is currently performing the second step of its transitional impairment test, which requires TIMET to compare the implied fair value of its reporting unit's goodwill with the carrying amount of that goodwill. If the goodwill's carrying amount exceeds its implied fair value, an impairment loss will be recognized in an amount equal to that excess. TIMET currently believes it is likely that the entire amount of TIMET's goodwill balance (approximately $45 million at June 30, 2002) may be deemed impaired. Any such transitional impairment will be recognized as a cumulative effect of a change in accounting principle no later than December 31, 2002, as provided by the transition requirements of SFAS No. 142.

     As a consequence of uncertainties surrounding both the titanium and commercial aerospace industries and broader economic conditions, TIMET believes assessments of long-lived asset recoverability, as required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that may result in charges for asset impairments could occur in the balance of 2002. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, may not be recoverable, TIMET prepares an evaluation comparing the carrying amount of the assets to the undiscounted expected future cash flows of the assets or asset group. If this comparison indicates that the carrying amount is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists and charges for asset impairments, if any, are recorded when reasonably estimable. Such potential future charges, if any, could be material.

     Future results of operations and other forward-looking statements contained in this Outlook involve a number of substantial risks and uncertainties that could significantly affect expected results. Actual results could differ materially from those described in such forward-looking statements, and TIMET disclaims any intention or obligation to update or revise any forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in TIMET's other filings with the Securities and Exchange Commission which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and TIMET under their LTAs, the renewal of certain of TIMET's LTAs, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of TIMET to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from war or terrorist activities and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

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


    Summarized statement of operations information of NL is presented below.

                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001             2002              2001
                                                    -------------     -------------    --------------    -------------
                                                                             ($ in millions)

Net sales                                           $    226.9        $    220.1       $    429.3        $    446.2
                                                    =============     =============    ==============    =============

Cost of sales                                       $    176.2        $    151.3       $    332.5        $    301.2
                                                    =============     =============    ==============    =============

Operating income                                          24.7              45.2             46.8              97.1
Insurance recoveries, net                                  -                 1.9              -                 1.9
General corporate items:
   Securities earnings                                     1.3               1.2              2.6               3.8
   Litigation settlement gains, net and
      other income                                         1.4               1.4              4.4              13.0
   Currency transaction gains                              6.3               -                6.3               -
   Corporate expenses                                      7.5               4.9             17.7              11.7
   Interest expense                                        8.1               6.9             14.6              13.9
                                                    -------------     -------------    --------------    -------------
                                                          18.1              37.9             27.8              90.2
Income tax expense                                         3.9              12.1              7.0              29.2
Minority interest                                           .2                .4               .4               1.0
                                                    -------------     -------------    --------------    -------------

     Net income                                     $     14.0        $     25.4       $     20.4        $     60.0
                                                    =============     =============    ==============    =============

Tremont's equity in NL's net earnings,
   including amortization of
   basis differences                                $      2.4        $      4.1       $      3.2        $     10.2
                                                    =============     =============    ==============    =============

Percent change in TiO2 operating
   statistics:
   Average selling price (in billing
     currencies)                                           -14%                               -15%
   Sales volume                                            +17%                               +13%
   Production volume                                       +14%                                +6%

     General. NL's operations are conducted by Kronos in the TiO2 business segment. Kronos' operating income in the second quarter of 2002 decreased $20.5 million or 45% from the second quarter of 2001 due to lower average selling prices, partially offset by higher sales and production volumes. Kronos' operating income in the second quarter of 2001 included $5.0 million of business interruption insurance proceeds related to the fire at NL's Leverkusen, Germany plant in 2001 described below. Compared to the first quarter of 2002, operating income in the second quarter of 2002 increased 11% on higher sales and production volumes.

     Operating income in the first half of 2002 was $46.8 million compared with $97.1 million in the first half of 2001 due to 15% lower average selling prices, partially offset by 13% higher sales volume and 6% higher production volume.

     Kronos' average selling price in billing currencies (which excludes the effects of foreign currency translation) during the second quarter of 2002 was 14% lower than the second quarter of 2001 and was flat compared with the first quarter of 2002. Compared with the first quarter of 2002, selling prices in billing currencies increased in the European and export markets and decreased in the North American market. The average selling price in billing currencies in June 2002 was flat compared with the average selling price for the second quarter. June 2002 selling prices were 1% higher than March 2002 selling prices and NL expects third-quarter prices to be higher than second quarter prices as previously announced price increases continue to be implemented. NL expects a lower average selling price for full-year 2002 compared to full-year 2001.

     Kronos' second quarter 2002 average selling price expressed in U.S. dollars (computed using actual foreign currency exchange rates prevailing during the respective periods) was 13% lower than the second quarter of 2001 and 2% higher than the first quarter of 2002. June's average selling price expressed in U.S. dollars was 2% higher than the average selling price for the second quarter reflecting the strengthening of the euro against the U.S. dollar that occurred primarily during June. Average selling prices expressed in U.S. dollars decreased 15% in the first half of 2002 compared with the first half of 2001.

     Second-quarter 2002 sales volume of 123,000 metric tons represented the highest quarter in Kronos' history. Second-quarter 2002 sales volume increased 17% from the second quarter of 2001 and increased 9% from the first quarter of 2002 reflecting sustained demand in all major regions. European, North American and export volumes each increased over 14% from the second quarter of 2001. Compared with the first quarter of 2002, sales volume increased 12% and 19% in the North American and export markets, respectively, while European sales volume increased moderately. Sales volume in the first half of 2002 was 27,000 metric tons higher, or 13%, than the first half of 2001. Kronos believes that the sales volume increase in the second quarter of 2002 was attributable to improving economic conditions, some seasonality and customer restocking inventory levels ahead of previously announced price increases. Kronos expects sales volume in the second half of 2002 to be lower than the first half of 2002. Kronos' sales volume for full-year 2002 should be higher than full-year 2001, due in part to the Leverkusen fire.

     Second-quarter 2002 production volume was 14% higher than the second quarter of 2001 and increased 7% from the first quarter of 2002 with operating rates at near full capacity in the second quarter of 2002. The increase from the prior year period was due in part to lost sulfate-process production in 2001 as a result of the Leverkusen fire. Production volume in the first half of 2002 increased 6% compared with the first half of 2001. Finished goods inventory levels at the end of the second quarter decreased 12% from March 2002 levels and represented approximately two months of sales. Kronos anticipates its production volume for full-year 2002 will be higher than that of full-year 2001, due in part to the Leverkusen fire.

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

     During the second quarter of 2001, NL's insurance carriers approved a partial payment of $10.5 million ($9 million received as of June 30, 2001) for property damage costs and business interruption losses caused by the Leverkusen fire. Five million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5.5 million represented property damage recoveries against clean-up costs, resulting in a net gain of $1.9 million. NL settled its insurance claim involving the Leverkusen fire for $56.4 million during the fourth quarter of 2001 of which $27.3 million related to business interruption (which included the $5 million partial payment described above) and $29.1 million related to property damages, clean-up costs and other extra expenses. $19.3 million of the $27.3 million of business interruption proceeds was recognized as a component of operating income in the fourth quarter of 2001 of which $16.6 million related to the first, second and third quarters of 2001, respectively. No additional insurance recoveries related to the Leverkusen fire are expected to be received in 2002.

     NL believes TiO2 industry demand in the second half of 2002 should be better than TiO2 industry demand in the second half of 2001 due to worldwide economic conditions. Kronos' TiO2 production volume in 2002 is expected to approximate Kronos' 2002 TiO2 sales volume. In January 2002, Kronos announced price increases in all major markets of approximately 5% to 8% above existing December 2001 prices, a portion of which was realized in the second quarter with additional increases expected to be realized in the third quarter of 2002. In May 2002, Kronos announced a second round of price increases in all major markets of approximately 7% to 11% above June 2002 prices. Kronos is hopeful that it will realize a portion of the announced May 2002 price increases during the fourth quarter of 2002, but the extent to which Kronos can realize any price increases during 2002 will depend on improving market conditions. Second half 2002 prices are expected to be higher than the first half of 2002. However, because TiO2 prices were declining in 2001 and the first quarter of 2002, NL believes that its average 2002 prices will be significantly below its average 2001 prices. Overall, NL expects its TiO2 operating income in 2002 will be significantly lower than 2001, primarily due to lower average TiO2 selling prices. NL's expectations as to the future prospects of NL and the TiO2 industry are based upon a number of factors beyond NL's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, NL's results of operations could be unfavorably affected.

     Compared to the year-earlier periods, cost of sales as a percentage of net sales increased in both the second quarter and first half of 2002 primarily due to lower average selling prices in billing currencies, partially offset by higher production volume. Excluding the effects of foreign currency translation, which increased NL's expenses in the second quarter of 2002 compared to the second quarter of 2001 and decreased expenses in the first half of 2002 compared to the first half of 2001, NL's selling, general and administrative expenses, excluding corporate expenses, in the second quarter of 2002 and first half were comparable to the year-earlier periods.

     A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a slightly stronger euro, on average, compared to the U.S. dollar in the second quarter of 2002 versus the year-earlier period, slightly increased the dollar value of sales in the second quarter of 2002 when compared to the year-earlier period. On a first half of 2002 compared to a first half of 2001 basis, fluctuations in the value of the U.S. dollar relative to other currencies slightly decreased net sales. Sales to export markets are typically denominated in U.S. dollars and a weaker U.S. dollar decreases margins on these sales at NL's non-U.S. subsidiaries. The effect of the stronger euro on Kronos' operating costs that are not denominated in U.S. dollars increased operating costs in the second quarter of 2002 compared to the year-earlier period. In addition, Kronos revalued certain export trade receivables and certain monetary assets held by its subsidiaries whose functional currency is not the U.S. dollar and based on the weaker U.S. dollar reported a revaluation loss in the second quarter of 2002. As a result, the net impact of currency exchange rate fluctuations decreased operating income by $3.6 million and $2.5 million, respectively, in the second quarter of 2002 and first half of 2002 when compared to the year-earlier periods.

     General corporate. Securities earnings in the second quarter of 2002 were comparable to the second quarter of 2001, while securities earnings for the first half of 2002 were $1.2 million lower compared with the first half of 2001, primarily due to lower interest rates and lower outstanding cash balances in the first half of 2002. NL expects security earnings to be lower in 2002 compared to 2001 due primarily to lower average yields.

     In the first half of 2002 and 2001, NL recognized litigation settlement gains with former insurance carrier groups of $2.4 million and $10.6 million, respectively, to settle certain insurance coverage claims related to environmental remediation. A majority of the proceeds from the 2001 settlement was transferred to special-purpose trusts established by the insurance carrier group to pay future remediation and other environmental expenditures of NL.

     In June 2002 Kronos International, Inc. ("KII") completed a private placement offering of (euro)285 million 8.875% Senior Secured Notes (the "Notes") due 2009. KII used the net proceeds of the Notes offering to repay certain intercompany indebtedness owed to NL, a portion of which NL used to redeem at par all of its outstanding 11.75% Senior Secured Notes due 2003, plus accrued interest. As a result of the refinancing, NL recognized a foreign currency transaction gain of $6.3 million in the second quarter of 2002 related to the extinguishment of certain intercompany indebtedness.

     Corporate expense in the second quarter and first half of 2002 increased $2.6 million and $6.0 million, respectively, from comparable 2001 periods, primarily due to higher environmental expenses and higher legal expenses. Compared to the first quarter of this year, corporate expense in the second quarter of 2002 decreased 26% primarily due to lower environmental expense. NL expects corporate expense in 2002 to be higher than the full year 2001.

     Interest expense in the second quarter of 2002 included $2.0 million related to the early extinguishment of NL's 11.75% Senior Secured Notes, as the amount paid to extinguish the debt in June 2002 included interest for the month of July 2002. Excluding this unusual item, interest expense in the second quarter of 2002 was $6.1 million, down 12% compared with second quarter 2001 primarily due to reduced levels of outstanding debt.

     Provision for income taxes. NL reduced its deferred income tax valuation allowance by $3.0 million in the first half of 2002 and $1.1 million in the first half of 2001 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     Other.   Minority  interest   primarily  relates  to  NL's   majority-owned
environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

LIQUIDITY AND CAPITAL RESOURCES

Tremont

     The Company had consolidated cash and cash equivalents of $3.9 million and $1.4 million at June 30, 2002 and December 31, 2001, respectively, of which $2.6 million and $.1 million, respectively, on such dates was held by Tall Pines and not generally available to Tremont. Tremont's 12.3 million shares of TIMET common stock and 10.2 million shares of NL common stock had a quoted market value of approximately $43 million and $156 million, respectively, at June 30, 2002.

     The Company's equity in earnings of affiliates are primarily noncash. The Company received $.4 million of cash distributions from Landwell in the six months ended June 30, 2002, representing estimated taxes associated with the Company's proportional amount of taxable income from Landwell. The Company received $1.3 million of cash distributions from Landwell and BMI in the six months ended June 30, 2001. In each of the six-month periods ended June 30, 2002 and 2001, NL paid cash dividends to Tremont of $.40 per NL share, aggregating $4.1 million. On July 30, 2002, NL's Board of Directors declared a regular quarterly dividend of $.20 per NL share, payable on September 24, 2002 to stockholders of record as of the close of business on September 10, 2002. On August 13, 2002, Tall Pines' Board of Directors declared a special dividend of $1 million to its sole shareowner, Tremont. TIMET's U.S. credit agreement prohibits the payment of dividends on its common stock if excess availability, as defined, is less than $40 million. Although excess availability remains above $40 million, no dividends were paid by TIMET during the six-month periods ended June 30, 2002 and 2001. Any future dividends from NL and TIMET will be at the discretion of the respective company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements, cash availability and contractual requirements. The Company understands that TIMET presently has no plans to resume payment of common stock dividends.

     In the second quarter of 2002, the Company sold property and equipment for $2 million. The Company received cash of $.9 million in May 2002 (representing cash at closing of $1 million less $.1 million in selling expenses). The remaining $1 million plus interest at 7% is due on or before April 15, 2003. See
Note 3 to the Consolidated Financial Statements.

     Prepaid expenses and other current assets, as well as accrued liabilities, decreased in the first half of 2002 due to the amortization of prepaid and unearned insurance premiums, respectively. These premiums are paid and received in the third quarter and amortized evenly over a twelve-month period.

     Tremont is a party to a reducing revolving loan agreement with NLEMS, which agreement expires March 31, 2003. At June 30, 2002, the outstanding loan balance was $12.2 million and no amounts were available for additional borrowings by the Company. The amount available for borrowing decreases by $250,000 each quarter until maturity, when the entire outstanding amount is due for repayment. The NLEMS loan bears interest at 2% above the prime rate, determined at the beginning of the quarter. In addition, Tremont is required to pay a commitment fee of .5% per annum of the average unused line. The NLEMS revolving loan is collateralized by the 10.2 million shares of NL common stock owned by the Company. At June 30, 2002, the interest rate on outstanding advances was 6.75%.

     Tremont's reducing revolving loan from NLEMS and dividends from subsidiaries and affiliates are currently Tremont's primary sources of cash. Tremont's principal cash uses are dividend disbursements and payments related to environmental remediation, postretirement benefit obligations, intercorporate services agreements, interest and other general and administrative costs. Tremont expects that its cash outflows during the balance of 2002 will increase relative to the first half of 2002, and that it will be required to increase its cash resources prior to December 31, 2002 in order to meet its near term obligations. To increase its liquidity, the Company is seeking to renegotiate the terms of its revolving loan agreement with NLEMS to, among other things, increase the amount of borrowing availability and extend the maturity date. Tremont also expects to receive a dividend from Tall Pines prior to year end 2002 of approximately $1 million. However, the Company understands such modification may be subject to certain regulatory issues and will require the approval of the independent directors of both Tremont and NL. The Company has also discussed the possibility of a loan from Contran with officers of Contran. Based on such discussions, the Company believes such a loan from Contran, if necessary, can be achieved on mutually agreeable terms. The Company has other alternatives available to either conserve liquidity or raise additional liquidity which include, but are not limited to, the reduction or suspension of quarterly dividend payments; the sale, in whole or in part, of assets, including its investments in TIMET and NL; and borrowings collateralized by the TIMET common stock owned by the Company. While the Company believes it will be able to adequately increase its near term liquidity, no assurance can be given that any of the aforementioned options or alternatives can be successfully completed.

     Tremont's current quarterly dividend rate is $.07 per share totaling approximately $.4 million. On July 30, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.07 per common share, payable on September 26, 2002 to stockholders of record as of the close of business on September 13, 2002.

     On July 29, 2002, the Company announced that it had received a merger proposal from Valhi. Valhi's proposal contemplates that stockholders of Tremont (including NL) other than Valhi would receive between 2 and 2.5 shares of Valhi common stock for each share of Tremont common stock. Valhi and NL together currently own approximately 80% of Tremont's common stock outstanding. The Company's Board of Directors has formed a special committee comprised of board members unrelated to Valhi to review the proposal.

     In late July 2002, three separate complaints were filed in the Court of Chancery of the State of Delaware, New Castle County, against Tremont, Valhi and members of Tremont's board of directors (Crandon Capital Partners, et al. v. J. Landis Martin, et al., CA No. 19785-NC, Andrew Neyman v. J. Landis Martin, et al., CA No. 19787-NC, and Herman M. Weisman Revocable Trust v. J. Landis Martin, et al., CA No. 19792-NC). The complaints, purported class actions, generally allege, among other things, that the terms of the proposed merger of Valhi and Tremont are unfair, and that defendants have violated their fiduciary duties. The complaints seek, among other things, an order enjoining consummation of the proposed merger and the award of unspecified damages, including attorney's fees and other costs. The Company believes, and understands each of the other defendants believes, that the complaints are without merit, and the Company intends, and understands that each of the other defendants intends, to defend against the actions vigorously.

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


TIMET

Summarized balance sheet and cash flow information.

                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                           (In millions)

Cash and equivalents                                                          $           7.4       $          24.5
Other current assets                                                                    280.7                 284.2
Goodwill and other intangible assets                                                     54.0                  54.1
Property and equipment, net                                                             265.4                 275.3
Other noncurrent assets                                                                  35.2                  61.3
                                                                              ------------------    ------------------

                                                                              $         642.7       $         699.4
                                                                              ==================    ==================

Current liabilities                                                           $         108.5       $         122.4
Long-term debt and capital lease obligations                                             18.7                  19.3
Accrued postretirement benefit cost                                                      14.0                  16.0
Other noncurrent liabilities                                                             33.3                  33.7
Minority interest - Convertible Preferred Securities                                    201.2                 201.2
Other minority interest                                                                   9.6                   8.7
Stockholders' equity                                                                    257.4                 298.1
                                                                              ------------------    ------------------

                                                                              $         642.7       $         699.4
                                                                              ==================    ==================


                                                                                     Six months ended June 30,
                                                                              ----------------------------------------
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                           (In millions)
Net cash provided (used) by:
  Operating activities:
     Excluding changes in assets and liabilities                              $          (3.6)      $          72.4
     Changes in assets and liabilities                                                  (15.8)                (17.2)
                                                                              ------------------    ------------------
                                                                                        (19.4)                 55.2
  Investing activities                                                                   (3.3)                 (4.2)
  Financing activities                                                                    6.1                 (36.1)
                                                                              ------------------    ------------------

                                                                              $         (16.6)      $          14.9
                                                                              ==================    ==================

  Cash paid for:
  Interest, net of amounts capitalized                                        $            .9       $           2.1
  Convertible Preferred Securities dividends                                  $           6.7       $          17.2
  Income taxes, net                                                           $           2.3       $           1.9

     Operating activities. Cash used by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results. Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. Accounts receivable decreased in the first half of 2002 primarily as a result of reduced sales, which was somewhat offset by an increase in days sales outstanding as certain customers extended their payment terms to TIMET. Receivables from related parties decreased in the first half of 2002 primarily as a result of cash received from Tremont through an intercorporate services agreement and from a reduction in trade sales to VALTIMET during the second quarter of 2002. Inventories increased in the first half of 2002 as a result of production begun by TIMET prior to certain customer cancellations and push-outs related to the recent downturn in the commercial aerospace market, the timing of certain raw material purchases and the accelerated production of certain orders as part of its contingency planning for a possible labor disruption at its Toronto plant. This increase was partially offset by an increase in TIMET's LIFO reserve. Prepaid expenses and other current assets decreased in the first half of 2002 due to the receipt of raw materials for which TIMET had made advance payments during 2001 and the ongoing usage of other prepaid assets.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw materials purchases. Changes in customer advance payments reflect the application of customer purchases and the recognition of Boeing-related take-or-pay income during the first half of 2002. Under the terms of the LTA, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually, less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. Effectively, TIMET collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing, which reduces the related customer advance liability recorded by TIMET. For titanium products sold to Boeing subcontractors, TIMET collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. TIMET estimates that the reduction against the 2003 advance from Boeing will be less than $2.0 million. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound in the event that its orders for delivery are less than 7.5 million pounds in any given calendar year. The Boeing customer advance was reduced by $5.0 million ($2.8 million from purchases directly by Boeing and $2.2 million from recognition of take-or-pay income) to $23.5 million during the first half of 2002.

     On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, TIMET, with the assistance of an external valuation specialist, undertook a further assessment of its investment in SMC and recorded an additional $27.5 million impairment charge during the first quarter of 2002 to general corporate expense for an other than temporary decline in the fair value of its investment in SMC, reducing TIMET's carrying amount of its investment in SMC to zero.

     Investing activities. TIMET's capital expenditures were $3.3 million for the six months ended June 30, 2002 compared to $4.2 million for the same period in 2001, principally for capacity enhancements, capital maintenance, and safety and environmental projects.

     Financing activities. Net borrowings of $7.6 million in the 2002 period are primarily attributable to increases in working capital (exclusive of cash). Net repayments in the 2001 period were primarily attributable to TIMET's litigation settlement with Boeing. TIMET also made a $1.1 million dividend payment to CEZUS in the second quarter of 2002.

     Borrowing arrangements. At June 30, 2002, TIMET's net debt was approximately $13.0 million, consisting of $7.4 million of cash and equivalents and $20.4 million of debt (principally borrowings under TIMET's U.S. and U.K. credit agreements). This compares to a net cash position of $12.1 million as of December 31, 2001.

     Borrowings under TIMET's U.S. asset-based revolving credit agreement are limited to the lesser of $125 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires TIMET's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of TIMET's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if "excess availability", as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on TIMET's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. Excess availability is defined as borrowing availability less certain contractual commitments such as letters of credit. At June 30, 2002, excess availability was approximately $90 million.

     TIMET's U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. During the second quarter of 2002, TIMET's lender elected to exercise such discretion and modified TIMET's borrowing base formulas, which reduced the amount that TIMET can borrow against its inventory and equipment by approximately $7 million. In the event the lender exercises such discretion in the future, such event could have a material adverse impact on TIMET's liquidity. Borrowings outstanding under this U.S. facility are classified as a current liability. Unused borrowing availability under this agreement at June 30, 2002 was approximately $93 million. The credit agreement expires in February 2003. TIMET is currently negotiating with its lender to extend the maturity date of this agreement on substantially similar terms; however, no assurance can be given that an agreement to extend this facility will be achieved.

     TIMET's subsidiary, TIMET UK, has a credit agreement that provides for borrowings limited to the lesser of (pound)30 million or a formula determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. facilities"). Borrowings under the U.K. facilities can be in various currencies including U.S. dollars, British pounds and euros, accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. The U.K. overdraft facility is subject to annual review in February of each year and was extended for one year in February 2002. The U.K. facilities expire in February 2005. As of June 30, 2002, the outstanding balance of the U.K. facilities was approximately $10 million with unused borrowing availability of approximately $32 million.

     TIMET also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability as of June 30, 2002 under these facilities was approximately $14 million.

     Although excess availability under TIMET's U.S. credit agreement remains above $40 million, no dividends were paid by TIMET during the six-month periods ended June 30, 2002 and 2001. Any future dividends will be at the discretion of TIMET's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements, cash availability and contractual requirements. TIMET presently has no plans to resume payment of common stock dividends.

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


NL

Summarized balance sheet and cash flow information.

                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                           (In millions)

Cash and cash equivalents                                                     $         230.6       $         179.3
Other current assets                                                                    362.2                 379.8
Noncurrent securities                                                                    49.8                  45.2
Investment in joint venture                                                             136.2                 138.4
Property and equipment, net                                                             363.4                 329.8
Other noncurrent assets                                                                  94.8                  78.6
                                                                              ------------------    ------------------

                                                                              $       1,237.0       $       1,151.1
                                                                              ==================    ==================

Current liabilities                                                           $         208.5       $         299.1
Long-term debt                                                                          323.8                 195.5
Deferred income taxes                                                                   153.4                 143.3
Accrued OPEB cost                                                                        28.7                  29.8
Environmental liabilities                                                                49.2                  47.6
Other noncurrent liabilities                                                             41.4                  41.7
Minority interest                                                                         7.6                   7.2
Stockholders' equity                                                                    424.4                 386.9
                                                                              ------------------    ------------------

                                                                              $       1,237.0       $       1,151.1
                                                                              ==================    ==================


                                                                                     Six months ended June 30,
                                                                              ----------------------------------------
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                           (In millions)
Net cash provided (used) by:
  Operating activities:
     Excluding changes in assets and liabilities                              $          37.3       $          71.8
     Changes in assets and liabilities                                                    (.8)                (26.5)
                                                                              ------------------    ------------------
                                                                                         36.5                  45.3
  Investing activities                                                                  (19.3)                (45.6)
  Financing activities                                                                   39.7                 (27.7)
                                                                              ------------------    ------------------

                                                                              $          56.9       $         (28.0)
                                                                              ==================    ==================
Cash paid for:
  Interest                                                                    $          18.6       $          13.7
  Income taxes, net                                                                       7.5                  19.1

     Operating activities. The TiO2 industry is cyclical and changes in economic conditions significantly affect the earnings and operating cash flows of NL. Cash flow from operations is considered the primary source of liquidity for NL. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of NL. Cash flow from operations, before changes in assets and liabilities, in the first half of 2002 decreased from the comparable period in 2001 primarily due to $50.3 million of lower operating income partially offset by a $6.3 million foreign currency transaction gain in the first half of 2002 related to the extinguishment of certain intercompany indebtedness with KII. The net cash used to fund changes in NL's inventories, receivables and payables (excluding the effect of currency translation) in the first half of 2002 was significantly less than the first half of 2001 with $30 million lower inventory balances (net of raw material accruals) and the collection of $11.1 million of insurance proceeds, offset by decreases in accounts payable and accrued liabilities in the first half of 2002. Inventories and accounts payable were affected by certain non-cash accruals for certain titanium ore contracts of $31.6 million and $15.3 million at December 31, 2001 and 2000, respectively. These non-cash accruals were reversed as raw materials were received under the contracts in the first half of 2002 and 2001, respectively.

     Investing activities. Capital expenditures of $12.1 million in the first half of 2002 included approximately $2.2 million related to ongoing reconstruction of the Leverkusen, Germany sulfate plant. NL expects to complete all reconstruction by December 31, 2002. In the second quarter of 2001, NL received $5.5 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $1 million of expenses related to repairs and clean-up costs.

     In January 2002, NL acquired all of the stock and limited liability company units of EWI RE, Inc. and EWI RE, Ltd. (collectively "EWI"), respectively, for an aggregate of $9.2 million in cash, including capitalized acquisition costs of $.2 million.

     In the first quarter of 2001, a majority-owned subsidiary of NL, EMS, loaned $13.4 million to Tremont Corporation under a reducing revolving loan agreement.

     In May 2001, a wholly owned subsidiary of EMS loaned $20 million to the Harold C. Simmons Family Trust #2 ("Family Trust") under a new $25 million revolving credit agreement.

     Financing activities. In March 2002, NL redeemed $25 million principal amount of its 11.75% Senior Secured Notes using available cash on hand, and in June 2002 NL redeemed the remaining $169 million principal amount of such 11.75% Senior Secured Notes using a portion of the proceeds from the June 2002 issuance of the (euro)285 million principal amount of the KII 8.875% Senior Secured Notes ($280 million when issued). Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway entered into a new three-year (euro)80 million secured revolving credit facility and borrowed (euro)13 million ($13 million) and NOK 200 million ($26 million) which, along with available cash, was used to repay and terminate KII's short term notes payable ($53.2 million when repaid).

     Deferred financing costs of $9.3 million for the Notes and the Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of June 30, 2002.

     In the second quarter of 2002, NL paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $9.8 million. Dividends paid during the first half of 2002 totaled $.40 per share, or $19.5 million. On July 30, 2002, NL's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of September 10, 2002 to be paid on September 24, 2002.

     Pursuant to its share repurchase program, NL purchased approximately 228,000 shares of its common stock in the open market at an aggregate cost of $3.3 million in the first half of 2002 (none in second quarter of 2002). Approximately 979,000 additional shares are available for purchase under NL's repurchase program through June 30, 2002. Through August 12, 2002, NL purchased 214,000 shares of its common stock in the open market at an aggregate cost of $3.2 million. The available shares may be purchased over an unspecified period of time and are to be held as treasury shares available for general corporate purposes.

     Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability. At June 30, 2002, NL had cash and cash equivalents aggregating $176 million ($22 million held by non-U.S. subsidiaries) and an additional $75 million of restricted cash equivalents and restricted marketable debt securities held by NL, of which $14 million was classified as a noncurrent asset. Certain of NL's subsidiaries had $42 million available for borrowing at June 30, 2002 under non-U.S. credit facilities (including $40 million under the Credit Facility).

     Income tax contingencies. Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

     NL's 1998 U.S. federal income tax return is currently being examined by the U.S. Internal Revenue Service ("IRS"), and NL has granted an extension of the statute of limitations for assessment of such return until September 30, 2003. While EMS' 1998 U.S. federal income tax return is not currently being examined by the IRS, EMS, at the request of the IRS, has also granted an extension of the statute of limitations for assessment of such return until September 30, 2003. Based upon the course of the examination to date, NL anticipates that the IRS may propose a substantial tax deficiency.

     NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($10.3 million at June 30, 2002). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

     At June 30, 2002, NL had net deferred tax liabilities of $144 million. NL operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $175 million at June 30, 2002, principally related to Germany, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

     Environmental matters and litigation. NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has adequate accruals ($102 million at June 30, 2002) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $150 million. NL's estimates of such liabilities have not been discounted to present value. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs, or the allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, in view of NL's historical operations, NL expects that additional environmental matters will arise in the future.

     Lead pigment litigation. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and
(b) effectively overturn the precedent set by court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. NL expects that additional lead pigment and lead-based paint litigation may be filed against NL in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates and equity security prices. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk. The Company was not a party to any type of forward or derivative option contract at June 30, 2002.

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

Tremont

     In late July 2002, three separate complaints were filed in the Court of Chancery of the State of Delaware, New Castle County, against Tremont, Valhi and members of Tremont's board of directors (Crandon Capital Partners, et al. v. J. Landis Martin, et al., CA No. 19785-NC, Andrew Neyman v. J. Landis Martin, et al., CA No. 19787-NC, and Herman M. Weisman Revocable Trust v. J. Landis Martin, et al., CA No. 19792-NC). The complaints, purported class actions, generally allege, among other things, that the terms of the proposed merger of Valhi and Tremont are unfair, and that defendants have violated their fiduciary duties. The complaints seek, among other things, an order enjoining consummation of the proposed merger and the award of unspecified damages, including attorney's fees and other costs. The Company believes, and understands each of the other defendants believes, that the complaints are without merit, and the Company intends, and understands that each of the other defendants intends, to defend against the actions vigorously.

TIMET

     In March 2001, TIMET was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. At the present time, TIMET is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions. Based upon TIMET's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001 (of which $2.8 million was recorded in the second quarter of 2001). During 2001, TIMET charged $.3 million against this accrual to write down its remaining on-hand inventory and made $.3 million in settlement payments, resulting in a $2.7 million accrual as of December 31, 2001 for potential future claims. During 2002, TIMET has made settlement payments aggregating $.2 million. Additionally, TIMET has revised its estimate of the most likely amount of loss to be incurred, resulting in a charge of $.2 million to cost of sales in the second quarter of 2002. As of June 30, 2002, $2.7 million is accrued for pending and potential future claims. This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. This amount does not represent the maximum possible loss, which is not possible for TIMET to estimate at this time, and may be periodically revised in the future as more facts become known. As of June 30, 2002 TIMET has received claims aggregating approximately $5 million and has made settlement payments aggregating $.5 million. Pending claims are being investigated and negotiated. TIMET believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have yet been submitted to TIMET. TIMET has filed suit seeking full recovery from its silicon supplier for any liability TIMET might incur, although no assurances can be give that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter as of June 30, 2002.

     TIMET is involved in various other environmental, contractual, product liability and other claims, disputes and litigation incidental to its business.

     TIMET currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on TIMET's business, results of operations, consolidated financial condition or liquidity.

NL

     In re: Lead Paint Litigation (Superior Court of New Jersey, Middlesex County, Case Code 702). Two additional municipalities have filed suit in this previously reported case. NL has moved to dismiss all claims of all 25 municipalities.

     Brownsville Independent School District v. Lead Industries Association, et al. (District Court of Cameron County, Texas, No. 2002-052081 B). In May 2002, NL was served with a complaint seeking compensatory and punitive damages jointly and severally from the former lead pigment manufacturers and LIA for property damage. NL has denied all allegations of liability.

     Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175). In June 2002, the trial court granted NL's motion for summary judgment. The time for appeal has not yet expired.

     City of Milwaukee v. NL Industries, Inc., and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). A trial date of Oct. 27, 2003, has been set.

     Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). A trial date of July 7, 2003, for the first of the four plaintiff families has been set.

     Quitman County School District v. Lead Industries Association, et al., (Circuit Court of Quitman County, Mississippi, Case No. 2001-0106). Defendants removed this case to federal court. In July 2002 the United States District Court for the Northern District of Mississippi denied plaintiff's motion to remand the case to state court, and the case will remain pending in that federal court as case number 2:02CV004-P-B.

     El Paso Independent School District v. Lead Industries Association, et al., (District Court of El Paso County, Texas (No. 2002-2675)). In August 2002 NL was served with a complaint seeking compensatory and exemplary damages from NL and twelve other former lead pigment and/or paint manufacturers for alleged property damages due to the presence of lead paint in the school district's buildings. The complaint alleges product liability, strict liability, negligence, fraudulent misrepresentation, breach of warranties, statutory deceptive trade practices, conspiracy, fraud, concert of action, exemplary damages, and indemnity causes of action. The time for NL to answer the complaint has not yet expired.

     The  parties  in the  previously-reported  Brownsville  Independent  School
District, Liberty Independent School District, Houston Independent School District, and Harris County, Texas cases have reached an agreement in principle to abate, or stay, those cases pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case or certain other events. The agreement is subject to completion and to approval by the various courts involved.

     NL expects that additional lead pigment and lead-based paint litigation may be filed against NL in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

     Pulliam   v.   NL   (Superior   Court,   Marion   County,    Indiana,   No.
49F12-0104-CT-001301). In May 2002, the court granted NL's motion to strike the plaintiffs' allegations that the case should be certified as a class action.

     Dew, et al. v. Bill Richardson, et al. (U.S. District Court for the Western District of Kentucky, No. 5:00CV-221-M). NL and NLO answered the complaint in this previously-reported case in May 2002, denying all allegations of wrongdoing and liability. Pre-trial proceedings and discovery continue.

     United States of America v. NL Industries, Inc. et al., (U.S. District Court for the Southern District of Illinois, No. 91-CV00578). In July 2002, NL executed a consent decree with the United States in this previously reported matter and is awaiting the execution of the consent decree by the United States. The decree embodies the previously reported agreement in principle with the United States, pursuant to which NL will pay approximately $31.5 million, including $1 million in penalties, to settle its liabilities at this site.

     NL has received a request from the U.S. EPA with respect to the on-site portion of the previously reported clean-up at NL's formerly owned facility in Chicago, Illinois, requesting that NL perform additional work. NL intends to discuss the request with the U.S. EPA.

     Since the filing of NL's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, NL has been named as a defendant in asbestos and/or silica cases in various jurisdictions brought on behalf of approximately 3,700 additional personal injury claimants. Included in the foregoing total is one case in Mississippi state court involving approximately 3,005 plaintiffs (Lawrence Graves, et al. vs. Monstanto Company, et al., Circuit Court, Second Judicial District, Jones County, Mississippi, Civil Action No. 2002-141-CV4). NL anticipates that various of these cases will be set for trial from time-to-time for the foreseeable future.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

                    4.1 Indenture governing the 8.875% Senior Secured Notes due 2009, dated June 28, 2002, between Kronos International, Inc. and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    4.2 Form of certificate of 8.875% Senior Secured Notes due 2009 of Kronos International, Inc. (included as Exhibit A to Exhibit 4.1), incorporated by reference to Exhibit
                         4.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    4.3 Form of certificate of 8.875% Senior Secured Notes due 2009 of Kronos International, Inc. (included as Exhibit B to Exhibit 4.1), incorporated by reference to Exhibit
                         4.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    4.4 Purchase Agreement, dated June 19, 2002, among Kronos International, Inc., Deutsche Bank AG London, Dresdner Bank AG London Branch and Commerzbank Aktiengesellschaft, London Branch, incorporated by reference to Exhibit 4.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    4.5 Registration Rights Agreement, dated June 28, 2002, among Kronos International, Inc., Deutsche Bank AG London, Dresdner Bank AG London and Commerzbank Adtiengesellschaft, London Branch, incorporated by reference to Exhibit 4.5 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    4.6 Collateral Agency Agreement, dated June 28, 2002, among The Bank of New York, U.S. Bank, N.A. and Kronos International, Inc., incorporated by reference to
                         Exhibit 4.6 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    4.7 Security Over Shares Agreement, dated June 28, 2002, between Kronos International, Inc. and The Bank of New York, incorporated by reference to Exhibit 4.7 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    4.8 Pledge of Shares (shares in Kronos Denmark ApS), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A., incorporated by reference to Exhibit
                         4.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    4.9 Pledge Agreement (shares in Societe Industrielle du Titane S.A.), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A., incorporated by reference to Exhibit 4.9 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    4.10 Partnership  Interest  Pledge  Agreement  (relating  to fixed capital contribution in Kronos Titan GmbH & Co.), dated June 28, 2002, between Kronos International, Inc. and U.S. Bank, N.A., incorporated by reference to
                         Exhibit 4.10 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    4.11 Deposit  Agreement,  dated  June  28,  2002,  among  NL
                         Industries, Inc. and JP Morgan Chase Bank, as trustee, incorporated by reference to Exhibit 4.11 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    4.12 Satisfaction  and  Discharge  of  Indenture,   Release,
                         Assignment and Transfer, dated June 28, 2002, made by JP Morgan Chase Bank pursuant to the Indenture for NL Industries, Inc.'s 11 3/4% Senior Secured Notes due 2003, incorporated by reference to Exhibit 4.12 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    10.1 Administrative    Settlement   for   Interim   Remedial
                         Measures, Site Investigation and Feasibility Study, dated July 7, 2000.

                    10.2 (euro)80,000,000  Facility  Agreement,  dated  June 25,
                         2002, among Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V., Kronos Titan A/S and Titania A/S, as borrowers, Kronos Titan GmbH & Co. OHG, Kronos Europe S.A./N.V. and Kronos Norge AS, as guarantors, Kronos Denmark ApS, as security provider, Deutsche Bank AG, as mandated lead arranger, Deutsche Bank Luxembourg S.A., as agent and security agent, and KBC Bank NV, as fronting bank, and the financial institutions listed in
                         Schedule 1 thereto, as lenders, incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    10.3*Amended and Restated  Employment Contract between TIMET
                         Savoie, SA and Christian Leonhard, incorporated by reference to Exhibit 10.1 of TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.

                    10.4 Purchase and Sale  Agreement  (for  titanium  products)
                         between The Boeing Company, acting through its division, Boeing Commercial Airplanes, and Titanium Metals Corporation (as amended and restated effective April 19, 2001), incorporated by reference to Exhibit
                         10.2 of TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.

                    10.5 Purchase and Sale Agreement between Rolls-Royce plc and
                         Titanium Metals Corporation, incorporated by reference to Exhibit 10.3 of TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.

                    99.1 Certification  pursuant to 18 U.S.C.  Section  1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                    99.2 Certification  pursuant to 18 U.S.C.  Section  1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                    99.3 Certification of Chief Executive Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 99.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    99.4 Certification of Chief Financial Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 99.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

                    99.5 Certification  pursuant to 18 U.S.C.  Section  1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 99.1 of TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.

                    99.6 Certification  pursuant to 18 U.S.C.  Section  1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 99.2 of TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.

                        * Management contract, compensatory plan or arrangement.

                    (b) Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 2002 and for the months of July and August 2002 (to date).

                          Date of Report                Items Reported
                    ----------------------         -------------------------

                      May 1, 2002                          5 and 7
                      May 15, 2002                         5 and 7
                      July 31, 2002                        5 and 7

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


                                                   TREMONT CORPORATION
                                  ----------------------------------------------
                                                      (Registrant)




Date: August 13, 2002      By     /s/  Mark A. Wallace
                                  ----------------------------------------------
                                  Mark A. Wallace
                                  (Vice President and Chief Financial Officer)




Date: August 13, 2002      By     /s/  JoAnne A. Nadalin
                                  ----------------------------------------------
                                  JoAnne A. Nadalin
                                  (Principal Accounting Officer)