Form 10-Q
period 2002-09-30
TREMONT CORPORATION
filed 2002-11-14
CIK 842718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


                         Commission file number 1-10126




                               Tremont Corporation
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)




            Delaware                                        76-0262791
---------------------------------                -------------------------------
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


Number of shares of common stock outstanding on November 11, 2002: 6,424,858

Forward-Looking Information

     The statements contained in this Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in the Notes to Consolidated Financial Statements and under the captions "Results of Operations" and "Liquidity and Capital Resources" (both contained in Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects" or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including in those portions referenced above, and those described from time to time in the Company's other filings with the Securities and Exchange Commission which include, but are not limited to, the outcome of the Company's merger agreement with Valhi, Inc., the cyclicality of the businesses of Titanium Metals Corporation ("TIMET") and NL Industries, Inc. ("NL"), TIMET's dependence on the aerospace industry, the sensitivity of TIMET's and NL's businesses to global productive capacity, global economic and political conditions, customer inventory levels, competitive technology positions, changes in product pricing and costs, the performance of aerospace manufacturers and TIMET under their long-term agreements, the renewal of certain long-term agreements of TIMET, the difficulty in forecasting demand for titanium products, the impact of long-term contracts with vendors on TIMET's ability to reduce or increase supply or achieve lower costs, operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities), the ultimate resolution of pending or possible future litigation, legislative developments, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from war or terrorist activities, and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

                               TREMONT CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
PART I.  FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 2002 (unaudited)
           and December 31, 2001                                              2

          Consolidated Statements of Income (Loss) - Three and nine
           months ended September 30, 2002 and 2001 (unaudited)               4

          Consolidated Statements of Comprehensive Income (Loss) -
           Three and nine months ended September 30, 2002 and 2001 (unaudited)5

          Consolidated Statements of Cash Flows - Nine months ended
           September 30, 2002 and 2001 (unaudited)                            6

          Consolidated Statement of Changes in Stockholders' Equity -
           Nine months ended September 30, 2002 (unaudited)                   7

          Notes to Consolidated Financial Statements (unaudited)              8

  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             26

  Item 3. Quantitative and Qualitative Disclosures about Market Risk         60

  Item 4. Controls and Procedures                                            61

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                  62

  Item 6. Exhibits and Reports on Form 8-K                                   65


                               TREMONT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              September 30,            December 31,
                                                                                   2002                    2001
                                                                           ---------------------    -------------------
                                                                               (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                $          3,477         $          1,446
  Accounts receivable, less allowance of $2,663 at
     December 31, 2001                                                                  470                    3,415
  Note receivable                                                                     1,000                        -
  Receivables from related parties, less allowance of
     $2,663 at September 30, 2002                                                     1,455                      558
  Prepaid expenses and other                                                          8,116                    5,004
                                                                           ---------------------    -------------------

     Total current assets                                                            14,518                   10,423

Investment in Titanium Metals Corporation ("TIMET")                                  27,630                   55,930
Investment in NL Industries, Inc. ("NL")                                            137,161                  130,319
Investment in other joint ventures                                                   12,352                   12,415
Property and equipment, net                                                             781                    1,104
Receivable from related parties                                                         226                      218
Reinsurance recoverables and other assets                                            14,567                   20,911
                                                                           ---------------------    -------------------

     Total assets                                                          $        207,235         $        231,320
                                                                           =====================    ===================



                               TREMONT CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except per share data)

                                                                                 September 30,            December 31,
                                                                                     2002                     2001
                                                                             ----------------------    -------------------
                                                                                  (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued liabilities                                                        $         12,752          $         10,413
  Current maturities of note payable to related party                                       -                     1,000
  Other payables to related parties                                                         -                       286
                                                                             ----------------------    -------------------

     Total current liabilities                                                         12,752                    11,699

Note payable to related party                                                          11,900                    11,650
Insurance claims and claim expenses                                                    15,812                    21,686
Accrued postretirement benefit cost                                                    19,101                    19,982
Accrued environmental cost                                                              2,345                     2,937
Deferred income taxes                                                                  17,945                    14,412
Deferred compensation                                                                     600                       800
                                                                             ----------------------    -------------------

     Total liabilities                                                                 80,455                    83,166
                                                                             ----------------------    -------------------

Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized;
     none issued                                                                            -                         -
  Common stock, $1.00 par value; 14,000 shares
     authorized; 7,817 shares issued                                                    7,817                     7,817
  Additional paid-in capital                                                          291,173                   291,173
  Accumulated deficit                                                                 (85,109)                  (56,095)
  Accumulated other comprehensive loss                                                (22,351)                  (29,991)
  Treasury stock, at cost (1,392 shares)                                              (64,750)                  (64,750)
                                                                             ----------------------    -------------------

     Total stockholders' equity                                                       126,780                   148,154
                                                                             ----------------------    -------------------

     Total liabilities and stockholders' equity                              $        207,235          $        231,320
                                                                             ======================    ===================


Commitments and contingencies (Note 9)


          See accompanying notes to consolidated financial statements.
                                     - 3 -


                               TREMONT CORPORATION

              CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)
                      (In thousands, except per share data)

                                                          Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001             2002              2001
                                                    --------------    -------------    --------------    -------------

Equity in earnings (losses) of:
   TIMET                                            $   (17,153)       $    3,170      $   (31,710)       $   16,172
   NL                                                     1,300             3,302            4,597            13,546
   Other joint ventures                                     (14)              (76)             298               446
                                                    --------------    -------------    --------------    -------------
                                                        (15,867)            6,396          (26,815)           30,164

Corporate expenses (income), net                            749               (70)           2,720             5,183
Interest expense                                            244               311              743               978
Other income                                                 36                 -            1,657                 -
                                                    --------------    -------------    --------------    -------------

     Income (loss) before income taxes                  (16,824)            6,155          (28,621)           24,003

Income tax expense (benefit)                               (687)            1,285             (956)            3,169
                                                    --------------    -------------    --------------    -------------

     Net income (loss)                              $   (16,137)       $    4,870      $   (27,665)       $   20,834
                                                    ==============    =============    ==============    =============

Earnings (loss) per share:
   Basic                                            $     (2.60)       $      .78      $     (4.45)       $     3.35
   Diluted                                                (2.60)              .78            (4.45)             3.32

Weighted average shares outstanding:
   Basic                                                  6,214             6,214            6,214             6,214
   Diluted                                                6,214             6,268            6,214             6,277


          See accompanying notes to consolidated financial statements.


                               TREMONT CORPORATION

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
                                 (In thousands)

                                                               Three months ended                 Nine months ended
                                                                  September 30,                     September 30,
                                                          ------------------------------    ------------------------------
                                                              2002             2001             2002             2001
                                                          -------------    -------------    -------------    -------------

Net income (loss)                                         $   (16,137)     $    4,870       $   (27,665)     $    20,834

Other comprehensive income (loss), net of applicable taxes:
     Currency translation adjustments                             (51)          4,084             7,904           (1,298)
     Pension liabilities adjustment                                 -               -                 -             (113)
     Unrealized gains (losses) on marketable
       securities                                                (650)           (126)             (264)             166
                                                          -------------    -------------    -------------    -------------

     Total other comprehensive income
       (loss), net                                               (701)          3,958             7,640           (1,245)
                                                          -------------    -------------    -------------    -------------

Comprehensive income (loss)                               $   (16,838)     $    8,828       $   (20,025)     $    19,589
                                                          =============    =============    =============    =============



          See accompanying notes to consolidated financial statements.
                                      - 5 -


                               TREMONT CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)
                                                                                         Nine months ended
                                                                                           September 30,
                                                                              ----------------------------------------
                                                                                    2002                  2001
                                                                              ------------------    ------------------
Cash flows from operating activities:
  Net income (loss)                                                           $       (27,665)      $        20,834
  (Earnings) losses of affiliates:
     Equity in (earnings) losses                                                       26,815               (30,164)
     Distributions from affiliates                                                      6,490                 7,429
  Deferred income taxes                                                                  (576)                3,168
  Gain on sale of property                                                             (1,595)                    -
  Gain on sale of securities                                                              (62)                    -
  Other, net                                                                               50                   434
  Change in assets and liabilities:
     Accounts receivable                                                                2,945                  (691)
     Accounts with related parties                                                     (1,191)                1,105
     Prepaid expenses and other                                                        (3,112)               (4,892)
     Deferred compensation                                                               (200)                  800
     Accrued liabilities                                                                2,339                 6,319
     Other, net                                                                        (1,286)                 (933)
                                                                              ------------------    ------------------
Net cash provided by operating activities                                               2,952                 3,409
                                                                              ------------------    ------------------

Cash flows from investing activities:
  Capital expenditures                                                                      -                  (644)
  Proceeds from sale of property                                                          867                     -
  Proceeds from sale of securities                                                        311                    13
                                                                              ------------------    ------------------
         Net cash provided (used) by investing activities                               1,178                  (631)
                                                                              ------------------    ------------------

Cash flows from financing activities: Indebtedness with related parties:
     Borrowings                                                                             -                13,400
     Repayments                                                                          (750)              (13,903)
  Dividends paid                                                                       (1,349)               (1,348)
                                                                              ------------------    ------------------
Net cash used by financing activities                                                  (2,099)               (1,851)
                                                                              ------------------    ------------------

Net cash (used) provided                                                                2,031                   927
Cash at beginning of period                                                             1,446                   793
                                                                              ------------------    ------------------

Cash at end of period                                                         $         3,477       $         1,720
                                                                              ==================    ==================

Supplemental disclosures - cash paid for:
  Interest                                                                    $           706       $           978
  Income taxes                                                                $             1       $             2

Noncash investing activities - note received
  in connection with sale of property and equipment                           $         1,000       $             -



          See accompanying notes to consolidated financial statements.



                               TREMONT CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                      Nine months ended September 30, 2002
                                 (In thousands)



                                                                                 Accumulated other
                                                                            comprehensive income (loss)
                                                  Additional             ---------------------------------                Total
                                 Common   Common   paid-in   Accumulated  Currency   Marketable   Pension    Treasury  stockholders'
                                 shares   stock    capital    deficit    translation securities liabilities   stock       equity
                                -------  -------  ---------  ----------  ----------  ---------  ----------  ----------  ----------

Balance at December 31, 2001      6,425  $ 7,817  $ 291,173  $ (56,095)  $ (24,859)  $   783    $ (5,915)   $ (64,750)  $ 148,154

Comprehensive income (loss)           -        -          -    (27,665)      7,904      (264)          -            -     (20,025)
Dividends paid ($.21 per share)       -        -          -     (1,349)          -         -           -            -      (1,349)
                                -------  -------  ---------  ----------  ----------  ---------  ----------  ----------  ----------

Balance at September 30, 2002     6,425  $ 7,817  $ 291,173  $ (85,109)  $ (16,955)  $   519    $ (5,915)   $ (64,750)  $ 126,780
                                =======  =======  =========  ==========  ==========  =========  ==========  ==========  ==========



          See accompanying notes to consolidated financial statements.
                                      - 7 -

                               TREMONT CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note 1 - Organization and basis of presentation

     Tremont Corporation ("Tremont") is principally a holding company with operations conducted through 39%-owned TIMET, 21%-owned NL, other joint ventures through wholly-owned TRECO L.L.C. ("TRECO") and through wholly-owned Tall Pines Insurance Company ("Tall Pines"). At September 30, 2002, Valhi, Inc. ("Valhi") and Tremont, each affiliates of Contran Corporation ("Contran"), held approximately 62% and 21%, respectively, of NL's outstanding common stock, and together they may be deemed to control NL. At September 30, 2002, Contran and its subsidiaries held approximately 93% of Valhi's outstanding common stock, and subsidiaries of Valhi held approximately 80% of Tremont's outstanding common stock. See Note 12. At September 30, 2002, the Combined Master Retirement Trust ("CMRT"), a trust formed by Valhi to permit the collective investment by trusts that maintain assets of certain employee benefit plans adopted by Valhi and related entities, owned an additional 9% of TIMET's outstanding common stock. Substantially all of Contran's outstanding common voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. In addition, Mr. Simmons is the sole trustee of the CMRT and a member of the trust investment committee. Mr. Simmons may be deemed to control each of Contran, Valhi, Tremont, NL and TIMET.

     The accompanying consolidated financial statements include the accounts of Tremont and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. The consolidated balance sheet at September 30, 2002 and the consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity and cash flows for the interim periods ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report").

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

     The Company, TIMET and NL adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board ("APB") Opinion No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APB Opinion No. 30. Any such gain or loss that would not have met the APB Opinion No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary items. The Company, TIMET and NL have concluded that their previously-recognized losses from the early extinguishment of debt that occurred during 2000 and 1998 would not have met the APB Opinion No. 30 criteria for classification as extraordinary items and, accordingly, such previously-reported losses will be retroactively reclassified and reported as a component of income before extraordinary items in the applicable reporting periods.

Note 2 - Investment in TIMET, NL and other joint ventures

     The Company's investments are comprised principally of its minority interest in TIMET, NL and other joint ventures.

     TIMET. At September 30, 2002, Tremont held 12.3 million shares, or approximately 39%, of TIMET's outstanding common stock. At September 30, 2002, after considering what the Company believed to be all relevant factors, the Company recorded a $15.7 million impairment charge for an other than temporary decline in the value of the Company's investment in TIMET. Such impairment is reported as part of the Company's equity in losses of TIMET. After that writedown, at September 30, 2002, the net carrying amount of the Company's investment in TIMET was approximately $2.25 per share, while the market price of TIMET's common stock at that date was $1.66 per share. In determining the amount of the impairment charge, the Company considered, among other things, recent ranges of TIMET's stock price, current estimates of TIMET's future operating losses that would further reduce the Company's carrying amount of its investment in TIMET as it records additional equity in losses of TIMET and the Company's projected amortization of the net difference between the cost of its investment in TIMET and its underlying equity in the historical carrying amounts of TIMET's net assets.

     At September 30, 2002 and December 31, 2001, and for the three and nine months ended September 30, 2002 and 2001, the consolidated financial statements of TIMET reflected the following summarized financial information.


                                                                                September 30,           December 31,
                                                                                     2002                   2001
                                                                             ---------------------   -------------------
                                                                                           (In thousands)

Current assets                                                               $       278,833         $       308,687
Noncurrent assets                                                                    303,570                 390,696
Current liabilities                                                                  111,329                 122,360
Noncurrent liabilities                                                                54,706                  68,941
Minority interest                                                                    210,802                 209,968
Common equity                                                                        205,566                 298,114




                                                           Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                     -------------------------------    -------------------------------
                                                         2002             2001              2002             2001
                                                     -------------    --------------    --------------   --------------
                                                                              (In thousands)

Net sales                                            $     82,794     $    126,437      $    281,529     $    370,479
Gross margin                                               (4,940)          20,836             1,592           24,618
(Loss) income before cumulative effect
  of change in accounting principle                        (9,148)           4,340           (57,575)          30,276
Net (loss) income                                          (9,148)           4,340          (101,885)          30,276


     NL. At September 30, 2002, Tremont held 10.2 million shares, or approximately 21%, of NL's outstanding common stock. At September 30, 2002, the net carrying amount of the Company's investment in NL was approximately $13.43 per share, while the market price of NL common stock at that date was $14.51 per share.

     At September 30, 2002 and December 31, 2001, and for the three and nine months ended September 30, 2002 and 2001, the consolidated financial statements of NL reflected the following summarized financial information.



                                                                                September 30,           December 31,
                                                                                     2002                   2001
                                                                             ---------------------   -------------------
                                                                                           (In thousands)

Current assets                                                               $       586,885         $       559,086
Noncurrent assets                                                                    623,523                 592,005
Current liabilities                                                                  217,303                 299,074
Noncurrent liabilities                                                               576,020                 457,866
Minority interest                                                                      8,312                   7,208
Common equity                                                                        408,773                 386,943





                                                           Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                     -------------------------------    -------------------------------
                                                         2002             2001              2002             2001
                                                     -------------    --------------    --------------   --------------
                                                                              (In thousands)

Net sales                                            $    234,061     $    206,952      $    663,327     $    653,117
Cost of sales                                             177,521          145,945           510,021          447,167
Net income                                                  8,782           20,538            29,214           80,521



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

Note 3 - Property and equipment, net


                                                                                September 30,          December 31,
                                                                                    2002                   2001
                                                                             --------------------    ------------------
                                                                                          (In thousands)

Land and improvements                                                        $           822         $           974
Buildings                                                                                 19                     913
Equipment                                                                                 27                     179
                                                                             --------------------    ------------------
                                                                                         868                   2,066
Less accumulated depreciation                                                             87                     962
                                                                             --------------------    ------------------

                                                                             $           781         $         1,104
                                                                             ====================    ==================

     In the second quarter of 2002, the Company sold property and equipment with a carrying amount of $.4 million for $2 million. The Company received cash of $.9 million in May 2002 (representing cash at closing of $1 million less $.1 million in selling expenses). The remaining $1 million plus interest at 7% is due on or before April 15, 2003. Repayment is collateralized by a first deed of trust on the real estate included in the property and equipment sold. The Company recorded a gain on the sale of $1.6 million which is shown as other income in the Consolidated Statements of Income (Loss).

Note 4 - Reinsurance recoverables and other assets


                                                                                September 30,           December 31,
                                                                                     2002                   2001
                                                                             ---------------------   -------------------
                                                                                           (In thousands)

Restricted deposits                                                          $         2,489         $         4,713
Reinsurance recoverables                                                              10,658                  15,915
Other                                                                                  1,420                     283
                                                                             ---------------------   -------------------

                                                                             $        14,567         $        20,911
                                                                             =====================   ===================


     Restricted deposits consist of cash collateral for letters of credit supporting insurance policies at Tall Pines.

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

     Tremont has no goodwill inherent in its investment in TIMET, including equity method goodwill, because it was written off as part of the writedown in 1999 of the Company's investment in TIMET for an other than temporary decline in the value of its investment in TIMET. NL has no goodwill reported in its separate financial statements, but the Company does have equity method goodwill inherent in its investment in NL ($42 million at September 30, 2002).

     As shown in the following table, the Company would have reported net income of $5.1 million and $21.6 million or $.82 and $3.44 per diluted share for the three and nine months ended September 30, 2001, respectively, if amortization of the equity method goodwill inherent in the Company's investment in NL had not been recognized.


                                                           Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                     -------------------------------    -------------------------------
                                                         2002             2001              2002             2001
                                                     -------------    --------------    --------------   --------------
                                                                   (In thousands except per share data)

Net income (loss) as reported                        $    (16,137)    $      4,870      $    (27,665)    $     20,834
Adjustments:
  Equity method goodwill amortization                           -              423                 -            1,263
  Incremental taxes related to
    investment in NL                                            -             (162)                -             (483)
                                                     -------------    --------------    --------------   --------------

     Adjusted net income (loss)                      $    (16,137)    $      5,131      $    (27,665)    $     21,614
                                                     =============    ==============    ==============   ==============

Net income (loss) per basic
  share as reported                                  $      (2.60)    $        .78      $      (4.45)    $       3.35
Adjustments:
  Equity method goodwill amortization                           -              .07                 -              .20
  Incremental taxes related to
    investment in NL                                            -             (.03)                -             (.08)
                                                     -------------    --------------    --------------   --------------

     Adjusted net income (loss) per
       basic share                                   $      (2.60)    $        .82      $      (4.45)    $       3.47
                                                     =============    ==============    ==============   ==============

Net income (loss) per diluted
  share as reported                                  $      (2.60)    $        .78      $      (4.45)    $       3.32
Adjustments:
  Equity method goodwill amortization                           -              .07                 -              .20
   Incremental taxes related to
     investment in NL                                           -             (.03)                -             (.08)
                                                     -------------    --------------    --------------   --------------

     Adjusted net income (loss) per
       diluted share                                 $      (2.60)    $        .82      $      (4.45)    $       3.44
                                                     =============    ==============    ==============   ==============


Note 6 - Accrued liabilities

                                                                                 September 30,          December 31,
                                                                                     2002                   2001
                                                                              --------------------    ------------------
                                                                                           (In thousands)

Postretirement benefit costs                                                  $         1,382         $         1,432
Deferred compensation                                                                   1,374                   1,407
Environmental costs                                                                     1,637                   2,357
Unearned insurance premiums                                                             7,637                   4,611
Other                                                                                     722                     606
                                                                              --------------------    ------------------

                                                                              $        12,752         $        10,413
                                                                              ====================    ==================


Note 7 - Income taxes

     The  difference   between  the  Company's  income  tax  expense   (benefit)
attributable to pretax income (loss) and the amounts that would be expected using the U.S. federal statutory income tax rate of 35% is summarized below.



                                                                                         Nine months ended
                                                                                           September 30,
                                                                              -----------------------------------------
                                                                                     2002                  2001
                                                                              -------------------    ------------------
                                                                                           (In thousands)

Expected income tax (benefit) expense, at 35%                                 $       (10,017)       $         8,401
Adjustment of deferred tax valuation allowance                                         12,196                 (3,748)
Incremental tax and rate differences on equity in income of
  companies not included in the consolidated tax group                                   (954)                   360
Incremental tax and rate differences on equity in income of
  companies included in the consolidated tax group                                     (2,189)                (1,881)
State income taxes and other, net                                                           8                     37
                                                                              -------------------    ------------------

                                                                              $          (956)       $         3,169
                                                                              ===================    ==================



     Effective January 1, 2001, the Company and NL were included in the consolidated United States federal income tax return of Contran. The Company's effective tax rates for the three and nine-month periods ended September 30, 2002 and 2001 differed from the U.S. federal statutory income tax rate in part because a portion of the Company's equity in earnings of NL were tax-free to the extent the Company received dividends from NL. In addition, the Company's effective tax rate for the three and nine-month periods ended September 30, 2002 varied from the statutory income tax rate because the Company did not recognize deferred tax assets with respect to its equity in losses of TIMET and its corporate expenses and interest expense, which assets the Company believed did not currently meet the "more-likely-than-not" recognition criteria. The Company's effective income tax rate for the nine months ended September 30, 2001 also varied from the statutory income tax rate due to a reduction in its deferred tax asset valuation allowance resulting from recognition of certain deductible differences associated with the Company's investment in TIMET that previously did not meet the "more-likely-than-not" recognition criteria.

     In April 2002, the Company reached an agreement with the U.S. Internal Revenue Service ("IRS") pursuant to which the previously-reported $8.3 million IRS assessment related to the Company's 1998 federal income tax return was settled. The settlement resulted in no additional cash income tax payments by the Company, but resulted in a reduction in the amount of the Company's U.S. net operating loss carryforwards. At September 30, 2002, the Company had, for U.S. federal income tax purposes, net operating loss carryforwards of approximately $15 million which expire between 2018 and 2022.

     In 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. The Company benefits from certain provisions of the JCWA Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax ("AMT") restrictions. Prior to the law change, NOLs could be carried back two years and forward 20 years. The JCWA Act increases the carryback period for losses generated in 2001 and 2002 to five years with no change to the carryforward period. In addition, losses generated in 2001 and 2002 can be carried back and offset against 100% of a taxpayer's alternative minimum taxable income ("AMTI"). Prior to the law change, an NOL could offset no more than 90% of a taxpayer's AMTI. The suspension of the 90% limitation is also applicable to NOLs carried forward into 2001 and 2002. Based on these changes, the Company recognized $.4 million of refundable U.S. income taxes in the third quarter of 2002. These taxes are refundable from Valhi under the tax sharing agreement to which the Company and Valhi are parties. See Note 8.

     At September 30, 2002, the Company had net deferred tax liabilities of $17.9 million. At September 30, 2002, the Company had $37.9 million of deferred tax assets principally related to the Company's equity in losses of TIMET, net operating loss carryforwards and certain deductible differences. At September 30, 2002, the Company has a deferred tax asset valuation allowance of $34.7 million which offsets the deferred tax assets mentioned above, which the Company believes do not meet the "more-likely-than-not" recognition criteria.

Note 8 - Related party transactions

     Current and noncurrent receivables from related parties at September 30, 2002 principally include amounts due from NL under insurance loss sharing arrangements ($1.3 million) and income taxes receivable from Valhi ($.4 million) discussed in Note 7. During the third quarter of 2002, it was determined that approximately $.5 million the Company initially expected to recover from a third party insurance company will instead be recovered through insurance loss sharing arrangements and, therefore, this amount has been reclassified as a receivable from related parties at September 30, 2002.

     At September 30, 2002, Tremont was a party to a reducing revolving loan agreement with a subsidiary of NL, NL Environmental Management Services, Inc. ("NLEMS"), which agreement was scheduled to expire March 31, 2003. The maximum amount available under the loan agreement decreased by $250,000 each quarter beginning June 30, 2001. At September 30, 2002, the loan outstanding was $11.9 million, the maximum available under the revolving loan agreement. The loan bore interest at 2% above the prime rate, determined at the beginning of the quarter. At September 30, 2002, the interest rate on the outstanding loan was 6.75%. In addition, Tremont was required to pay a commitment fee of .5% per annum of the average unused line. The revolving loan was collateralized by the 10.2 million shares of NL common stock owned by Tremont and the maximum amount Tremont could have outstanding under the loan from NLEMS was limited to 20% of the market value of such NL shares.

     On October 22, 2002, the Company entered into a new revolving loan agreement with NL, which loan matures on December 31, 2004. The new loan requires no payments of principal prior to maturity. The maximum amount of the new loan is $15 million and the amount initially borrowed was $11.9 million, which was used to prepay and terminate the $11.9 million outstanding loan from NLEMS. Accordingly, the $11.9 million owed to NLEMS at September 30, 2002 has been classified as a noncurrent liability. The new loan bears interest at 2% above the prime rate, determined at the beginning of the quarter. Tremont is required to pay a commitment fee of .5% per annum of the average unused line. The loan from NL is collateralized by the 10.2 million shares of NL common stock owned by Tremont, and the maximum amount Tremont can have outstanding under the loan is limited to 20% of the market value of such NL shares.

     In November 2002, NL's board of directors declared an additional dividend of $2.50 per share, payable in December 2002. Such dividend is in additiona to NL's regular quarterly divdend of $.20 per share. Tremont expects to receive approximately $25.5 million from NL's additional dividend. Tremont expects to use approximately $12 million of such dividend to repay the outstanding balance of its revolving loan from NL, which revolving credit facitlity Tremont expects to maintain. The remainder of such special dividend will be available for Tremont's general corporate purposes.

Note 9 - Commitments and contingencies

     For additional information concerning certain legal proceedings, income tax and other contingencies related to the Company, TIMET and NL, see (i) Part I,
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part II, Item 1 - Legal Proceedings, (iii) Note 12 regarding the Valhi merger agreement and (iv) the 2001 Annual Report, including certain information concerning TIMET's and NL's legal proceedings.

Tremont

     Environmental matters. The Company entered into a voluntary settlement agreement effective in July 2000 with the Arkansas Department of Environmental Quality and certain other potentially responsible parties ("PRPs") pursuant to which the Company and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Spring County, Arkansas. The Company currently believes that it has accrued adequate amounts ($4.0 million at September 30, 2002) to cover its share of probable and reasonably estimable environmental obligations for these activities. No reasonable estimate can currently be made of any final remaediation measures which might be imposed.

     The Company received a demand from Halliburton Company ("Halliburton") to assume the defense and indemnify Halliburton with respect to the alleged liability of Atlas Bradford Corporation ("Atlas Bradford") as one of several potentially responsible parties in connection with a Texas State Superfund Site known as the Force Road Oil and Vacuum Truck Company Site located in Arcola, Texas (the "Force Road Site"). Atlas Bradford allegedly disposed of wastes from its Bryan, Texas petroleum services operations at the Force Road Site. As part of a 1990 restructuring resulting in the separation of Tremont from Baroid Corporation ("Baroid"), a wholly-owned subsidiary of Tremont received title to the Bryan property. Baroid is presently a division of Halliburton.

     Tremont declined to assume the defense of the Force Road Site matter and rejected Halliburton's indemnity claim with respect thereto. Tremont believes that any liability in the Force Road Site matter represents an obligation retained by Baroid in connection with its historical petroleum services business. A subsidiary of Halliburton, along with 15 other respondents, executed an Agreed Administrative Order with the Texas Natural Resource Conservation Commission dated August 29, 2002, pursuant to which the respondents agreed to perform a site investigation and feasibility study of the site. Tremont has not been provided any information or basis to believe that it might have any liability for the Force Road Site, but has been informed that present cost estimates for the site investigation are currently expected to be less than $1 million. Tremont intends to vigorously defend itself against any and all allegations of liability in this matter. Tremont presently believes, based upon the relatively small volume of material disposed of at the site from the Bryan, Texas operations, that any associated liability would not be material. The Company sold the Bryan property in 1994. The Company's Chairman and Chief Executive Officer ("CEO") is also a member of the board of directors of Halliburton and intends to recuse himself from any involvement in this matter. NL is one of the named respondents at the site, as well.

     The Company records liabilities related to environmental remediation obligations when estimated losses, including estimated legal fees, are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated losses are not discounted to their present value. It is not possible to estimate the range of costs for certain sites, including the Hot Spring County, Arkansas site discussed above. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by the Company at its non-operating facilities, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future. There can be no assurances that some, or all, of the risks discussed under this heading, including those descrived above, will not result in liabilities that would be material to the Company's business, results of operations, financial position or liquidity.

     Other. Tall Pines is limited in its ability to pay dividends by state insurance regulations. At September 30, 2002, the restricted net assets of Tall Pines included in the Company's consolidated net assets approximated $7.4 million.

TIMET

     Long-term agreements. TIMET has LTAs with certain major aerospace customers, including, but not limited to, Boeing, Rolls-Royce plc, United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company (a unit of Precision Castparts Corporation). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The LTAs generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years. Generally, the LTAs require TIMET's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by TIMET, the LTAs may be terminated early. Additionally, under a group of related LTAs (which group represents approximately 15% of TIMET's 2001 sales revenue), which currently have fixed prices that convert to formula-derived prices in 2004, the customer may terminate the agreement as of the end of 2003 if the effect of the initiation of formula-derived pricing would cause such customer "material harm." If any of such agreements were to be terminated by the customer on this basis, it is possible that some portion of the business represented by that LTA would continue on a non-LTA basis. However, the termination of one or more of such agreements by the customer in such circumstances could result in a material and adverse effect on TIMET's business, results of operations, consolidated financial position or liquidity.

     During 2001, TIMET recorded a charge of $3.0 million relating to a titanium sponge supplier's agreement to renegotiate certain components, including minimum purchase commitments for 1999 through 2001, of an LTA entered into in 1997. As of September 30, 2002 and December 31, 2001, $1.9 million and $2.0 million of this amount remained accrued and unpaid, respectively. In September 2002, TIMET entered into a new LTA with this supplier, effective from January 1, 2002 through December 31, 2007. This new LTA replaced and superceded the 1997 LTA. The new LTA requires minimum annual purchases by TIMET of approximately $10 million.

     Environmental matters. In 1999, TIMET and certain other companies (the "Steering Committee Companies") that currently have or formerly had operations within a Henderson, Nevada industrial complex (the "BMI Complex") entered into a series of agreements with BMI and certain related companies pursuant to which, among other things, BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including the responsibility to complete all outstanding requirements pertaining to such activities under existing consent agreements with the Nevada Division of Environmental
Protection. TIMET contributed $2.8 million to the cost of this remediation (which payment was charged against accrued liabilities). TIMET also agreed to convey to BMI certain lands owned by TIMET adjacent to its plant site (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow TIMET to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET agreed to contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million). TIMET, BMI and the other Steering Committee Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including any possible groundwater issues at the BMI Complex and the TIMET Pond Property.

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

     At September 30, 2002, TIMET had accrued an aggregate of $3.7 million for environmental matters, including those discussed above. TIMET records liabilities related to environmental remediation obligations when estimated losses, including estimated legal fees, are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated losses are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by TIMET at its operating facilities, or a determination that TIMET is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Legal proceedings. In September 2000, TIMET was named in an action filed by the U.S. Equal Employment Opportunity Commission in Federal District Court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint, as amended, alleges that several female employees at TIMET's Henderson, Nevada plant were the subject of sexual harassment and retaliation. TIMET is vigorously defending this action and has filed a motion for summary judgment. Such motion has not yet been acted on by the court.

     At September 30, 2002, TIMET had accrued an aggregate of $.6 million for expected costs related to various legal proceedings, including the above. TIMET records liabilities related to legal proceedings when estimated losses, including estimated legal fees, are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to matters as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional legal proceedings will not arise in the future.

     Other. TIMET is the primary obligor on two workers' compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. The bonds were provided as part of the conditions imposed on Freedom Forge in order to self-insure its workers' compensation obligations. Each of the bonds has a maximum obligation of $1.5 million. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During the third quarter of 2002, TIMET received notices that the issuers of the bonds have been required to make payments on one of the bonds in respect to certain of these claims and have requested reimbursement from TIMET for claims paid through September 17, 2002 in the amount of approximately $.3 million, which TIMET has recorded in accounts payable at September 30, 2002. In addition, TIMET may be liable for up to an additional $1.2 million on this bond if further claims are filed. Based upon current loss projections, TIMET anticipates payouts of at least an additional $.6 million under this bond and has recorded such amount in accrued liabilities at September 30, 2002. All costs under this bond have been recorded as other non-operating expenses. At this time TIMET understands that no claims have been paid under the second bond, and no such payments are currently anticipated. Accordingly, no accrual has been recorded for potential claims that could be filed under the second bond. TIMET may revise its estimated liability under these bonds in the future.

     In March 2001, TIMET was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. At the present time, TIMET is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions. Based upon TIMET's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001 (of which $2.8 million was recorded in the second quarter of
2001). During 2001, TIMET charged $.3 million against this accrual to write down its remaining on-hand inventory and made $.3 million in settlement payments, resulting in a $2.7 million accrual as of December 31, 2001 for potential future claims. During 2002, TIMET has made settlement payments aggregating $.2 million. Additionally, TIMET revised its estimate of the most likely amount of loss to be incurred, resulting in a charge of $.2 million to cost of sales in the second quarter of 2002. As of September 30, 2002, $2.7 million is accrued for pending and potential future claims. This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. This amount does not represent the maximum possible loss, which is not possible for TIMET to estimate at this time, and may be periodically revised in the future as more facts become known. As of September 30, 2002, TIMET has received claims aggregating approximately $5 million and has made settlement payments aggregating $.5 million. Pending claims are being investigated and negotiated. TIMET believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have yet been submitted to TIMET. TIMET has filed suit seeking full recovery from its silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter as of September 30, 2002.

     As a consequence of uncertainties surrounding both the titanium and commercial aerospace industries and broader economic conditions, TIMET believes assessments of long-lived asset recoverability, as required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that may result in charges for asset impairments could occur in the fourth quarter of 2002. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, may not be recoverable, TIMET prepares an evaluation comparing the carrying amount of the assets to the undiscounted expected future cash flows of the assets or asset group. If this comparison indicates that the carrying amount is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists and charges for asset impairments, if any, are recorded when reasonably estimable. Such potential future charges, if any, could be material.

     TIMET is involved in various environmental, contractual, product liability and other claims, disputes and litigation incidental to its business including those discussed above. While management, including internal counsel, currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on TIMET's financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. Were an unfavorable outcome to occur in any given period, it is possible that it could have a material adverse impact on the results of operations or cash flows in a particular period.

NL

     Environmental matters and litigation. NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which NLEMS has contractually assumed NL's obligation. NL believes it has adequate accruals ($100 million at September 30, 2002) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $140 million. NL's estimates of such liabilities have not been discounted to present value. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs, or the allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, in view of NL's historical operations, NL expects that additional environmental matters will arise in the future.

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

                                                          Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                         2002              2001             2002              2001
                                                    --------------    -------------    --------------    -------------
                                                                              (In thousands)
Numerator:
   Net income (loss)                                $   (16,137)      $     4,870      $   (27,665)      $    20,834
   Effect of dilutive securities
     of equity investees                                      -                 -                -                27
                                                    --------------    -------------    --------------    -------------

   Diluted net income (loss)                        $   (16,137)      $     4,870      $   (27,665)      $    20,861
                                                    ==============    =============    ==============    =============

Denominator:
   Average common shares outstanding                      6,214             6,214            6,214             6,214
   Average dilutive stock options                             -                54                -                63
                                                    --------------    -------------    --------------    -------------

   Diluted shares                                         6,214             6,268            6,214             6,277
                                                    ==============    =============    ==============    =============


Note 11 - Accounting principles not yet adopted

     In 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company currently believes the adoption of SFAS No. 143 will have no material effect on the Company's results of operations, consolidated financial position or liquidity. TIMET and NL are still studying this standard to determine, among other things, whether any of them has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the companies of adopting this standard has not yet been determined. The Company, TIMET and NL will implement SFAS No. 143 no later than January 1, 2003.

     The Company, TIMET and NL will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, no later than January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 are recognized and measured initially at fair value, generally in the period in which the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). The Company, TIMET and NL currently believe the adoption of this standard will have no material affect on their respective results of operations, consolidated financial position or liquidity.

Note 12 - Merger proposal

     In July 2002, the Company received a merger proposal from Valhi pursuant to which stockholders of Tremont (including NL) other than Valhi would receive shares of Valhi common stock for each share of Tremont common stock held. Valhi and NL together currently own approximately 80% of Tremont's common stock outstanding. The Company's Board of Directors formed a special committee comprised of board members unrelated to Valhi to review the proposal. The special committee retained its own independent financial and legal advisors. After performing due diligence and evaluating the merits of Valhi's proposal, the special committee and its advisors negotiated the terms of a definitive merger agreement with Valhi, including the exchange ratio. In November 2002, the Company, based upon the recommendation of the special committee, and Valhi reached an agreement on the terms of the definitive merger agreement in which, among other things, the Tremont stockholders referred to above would receive 3.4 shares of Valhi common stock for each share of Tremont common stock held in a tax-free exchange. The financial advisors to the special committee have issued an opinion to the special committee stating that the exchange ratio is fair, from a financial point of view, to Tremont stockholders other than Valhi and its affiliates. The transaction is subject to customary closing conditions and will require approval by a majority of the outstanding Tremont shares. Tremont Group, Inc., which owns approximately 80% of the Company's outstanding common stock and which is 80% owned by Valhi and 20% owned by NL, has indicated that it intends to vote its shares in favor of the merger. Valhi has indicated it will file a registration statement with the Securities and Exchange Commission ("SEC") in connection with the transaction. The date of the Tremont stockholders' meeting will be established as soon as practical following completion of the filing with the SEC. Upon completion of the merger, Tremont would become a wholly-owned subsidiary of Valhi and would no longer file periodic reports with the SEC.

     In late July 2002, following the announcement of the proposed merger of Tremont and Valhi, four separate complaints were filed in the Court of Chancery of the State of Delaware, New Castle County, against Tremont, Valhi and members of Tremont's board of directors (Crandon Capital Partners, et al. v. J. Landis Martin, et al.; Andrew Neyman v. J. Landis Martin, et al.; Herman M. Weisman Revocable Trust v. J. Landis Martin, et al. and Alice Middleton v. J. Landis Martin, et al.). In August 2002, at the request of the parties, the court ordered that these actions be consolidated under the caption In Re Tremont Corporation Shareholders Litigation (Consolidated C.A. No. 19785-NC) and that by November 21, 2002, or such later date as the parties may agree, counsel for the plaintiffs must file and serve a consolidated amended shareholder complaint. The complaints, purported class actions, generally allege, among other things, that the terms of the proposed merger of Valhi and Tremont are unfair, and that defendants have violated their fiduciary duties. The complaints seek, among other things, an order enjoining consummation of the proposed merger and the award of unspecified damages, including attorney's fees and other costs. The Company believes, and understands that each of the other defendants believes, that the complaint is without merit, and intends, and understands that each of the other defendants intends, to defend against the action vigorously.

NOTE 13 - TIMET subsequent event

     On November 13, 2002, TIMET's board of directors unanimously approved a reverse split of TIMET's common stock, $.01 par value per share, at a ratio ranging from one-for-eight up to and including one-for-ten. The reverse stock split proposal will be submitted to TIMET's stockholders at an upcoming special meeting called for that purpose. Assuming stockholder approval, TIMET's board of directors will determine the applicable reverse split ratio and effect the reverse stock split at that ratio but will retain the discretion not to proceed with this transaction if it determines that it is not in the best interest of TIMET or its stockholders. The reverse stock split will have no effect on the Company's ownership interest in TIMET; however, the number of TIMET commmon shares held by the Company and the carrying amount per share will be effectively adjusted based upon the effected stock split ratio. TIMET also announced that its board of directors approved a reduction in the number of shares of TIMET common stock that it is authorized to issue from 100 million shares to 10 million shares. Such recuction, also subject to TIMET stockholder approval, would become effective upon implementation of the reverse split.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Tremont

     Tremont's operations are conducted primarily through TIMET, NL, TRECO and Tall Pines. The information included below relating to the financial position, results of operations and liquidity and capital resources of TIMET and NL has been summarized from reports filed with the SEC by TIMET (File No. 0-28538) and NL (File No. 1-640), which reports contain more detailed information concerning TIMET and NL, respectively, including financial statements.

     Tremont reported a third quarter net loss of $16.1 million, or $2.60 per diluted share, compared to net income of $4.9 million, or $.78 per diluted share, for the same quarter in 2001. Tremont reported a net loss of $27.7 million, or $4.45 per diluted share for the first nine months of 2002, compared to net income of $20.8 million or $3.32 per diluted share for the same period in 2001.

     Equity in earnings (losses). The Company's equity in losses of 39%-owned TIMET was $17.2 million in the third quarter of 2002 compared to equity in earnings of $3.2 million in the third quarter of 2001. The Company's equity in losses of TIMET was $31.7 million for the first nine months of 2002 compared to equity in earnings of $16.2 million for the first nine months of 2001. At September 30, 2002, after considering what the Company believed to be all relevant factors, the Company recorded a $15.7 million impairment charge for an other than temporary decline in the value of the Company's investment in TIMET. Such impairment is reported as part of the Company's equity in losses of TIMET. After that writedown, at September 30, 2002, the net carrying amount of the Company's investment in TIMET was approximately $2.25 per share, while the market price of TIMET's common stock at that date was $1.66 per share. In determining the amount of the impairment charge, the Company considered, among other things, recent ranges of TIMET's stock price, current estimates of TIMET's future operating losses that would further reduce the Company's carrying value of its investment in TIMET as it records additional equity in losses of TIMET and the Company's projected amortization of the net difference between the cost of its investment in TIMET and its underlying equity in the historical carrying amounts of TIMET's net assets. See "Results of Operations-TIMET" for a discussion of the results of TIMET's separate operations.

     During 2002, TIMET recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of TIMET's recorded goodwill at January 1, 2002. Pursuant to the transition requirements of SFAS No. 142, TIMET's goodwill impairment charge was reported as a cumulative effect of a change in accounting principle as of January 1, 2002. The Company has no goodwill inherent in its investment in TIMET because it was written off as part of the writedown in 1999 of the Company's investment in TIMET for an other than temporary decline in the value of its investment in TIMET. Consequently, TIMET's goodwill impairment charge had no effect on the Company's results of operations or financial position.

     The Company's equity in earnings of 21%-owned NL was $1.3 million in the third quarter of 2002 compared to equity in earnings of $3.3 million in the third quarter of 2001. The Company's equity in earnings of NL was $4.6 million for the first nine months of 2002 compared to equity in earnings of $13.6 million for the first nine months of 2001. See "Results of Operations-NL" for a discussion of the results of NL's separate operations.

     The Company's equity in earnings of other joint ventures principally represents earnings from its real estate development partnership.

     As discussed above, the Company's major assets are its investments in TIMET and NL. The Company's per share net carrying amount of its investment in TIMET at September 30, 2002 was $2.25 per share, compared to a per share market price of $1.66 at that date. See "Results of Operations-TIMET-Outlook" for a discussion of TIMET's earnings outlook and possible future charges affecting TIMET's earnings, which would result in a reduction of the Company's per share net carrying amount of its investment in TIMET. The Company's per share net carrying amount of its investment in NL at September 30, 2002 was $13.43 per share, compared to a per share market price of $14.51 at that date. The Company believes stock market prices are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. The Company will continue to monitor and evaluate its investments in NL and TIMET based upon, among other things, their respective business outlook, results of operations, financial position and liquidity. In the event Tremont determines that any further decline in the value of its investments below their net carrying amount has occurred which is other than temporary, it would record an additional impairment charge at that time.

     Corporate expenses, net. Tremont's corporate expenses increased approximately $.8 million in the third quarter of 2002 compared to the third quarter of 2001 and decreased approximately $2.5 million for the nine months ended September 30, 2002 compared to the comparable period of 2001 due to changes in compensation expense as discussed below.

     During the second quarter of 2001, the Company accrued a $1 million bonus to its Chairman, President and CEO. Also during the second quarter of 2001, individuals holding 27,825 outstanding and vested stock options agreed to the cancellation of such options in return for cash payments aggregating $.7 million, and such payments were recognized as compensation expense. The Company concluded that it was probable that its remaining 87,525 outstanding stock options, substantially all of which were fully vested and of which 60,000 were held by the Company's Chairman, President and CEO, would be similarly settled in the future, and therefore, effective in the second quarter of 2001, the Company recognized compensation expense with respect to the remaining options. The Company recorded a total of $2.7 million of compensation expense related to its stock options during the second quarter of 2001, of which $1.6 million related to the Company's Chairman, President and CEO. The Company measures expense with respect to stock options as the amount by which the quoted market price of the Company's common stock exceeds the option price, and subsequent increases or decreases in the market price of the Company's common stock result in an adjustment to the previously accrued compensation expense. Compensation expense for the third quarter of 2001 decreased $.7 million due to a decrease in the market price of the Company's common stock underlying the options. Such adjustments were immaterial for the three and nine-month periods ended September 30, 2002.

     In December 2001, the Company signed an agreement with the Chairman of the Company to cancel his 60,000 options to purchase Tremont stock for $1.1 million. This amount represents the difference between the option price of the stock and the market price of Tremont stock on the day of the cancellation of the options. The Company will pay this amount plus interest at 7% per annum compounded quarterly at the discretion of the Company's Management Development and Compensation Committee of the Board of Directors. During the nine months ended September 30, 2002, approximately 5,000 options to purchase Tremont stock were cancelled or expired and approximately 10,500 were settled for cash payments. In October 2002, individuals holding the remaining 11,500 outstanding and vested stock options at September 30, 2002 agreed to the cancellation of such options in return for cash payments. There are currently no Tremont stock options outstanding.

     Interest expense. Interest expense decreased in the three and nine-month periods ended September 30, 2002 compared to the comparable periods in 2001 due to a decrease in interest rates and a decrease in the average loan balance outstanding during the periods.

     Other income. Other income in the nine months ended September 30, 2002 relates primarily to the $1.6 million gain on the sale of property and equipment. See Note 3 to the Consolidated Financial Statements.

     Income taxes. Effective January 1, 2001, the Company and NL were included in the consolidated United States federal income tax return of Contran. The Company's effective tax rates for the three and nine-month periods ended September 30, 2002 and 2001 differed from the U.S. federal statutory income tax rate in part because a portion of the Company's equity in earnings of NL was tax-free to the extent the Company received dividends from NL. In addition, the Company's effective tax rate for the three and nine-month periods ended September 30, 2002 varied from the statutory income tax rate because the Company did not recognize deferred tax assets with respect to its equity in losses of TIMET and its net corporate expenses and interest expense, which assets the Company believed did not currently meet the "more-likely-than-not" recognition criteria. The Company's effective income tax rate for the nine-month period ended September 30, 2001 also varied from the statutory income tax rate due to a reduction in its deferred tax asset valuation allowance resulting from recognition of certain deductible differences associated with the Company's investment in TIMET that previously did not meet the "more-likely-than-not" recognition criteria.

     In April 2002, the Company reached an agreement with the U.S. Internal Revenue Service ("IRS") pursuant to which the previously-reported $8.3 million IRS assessment related to the Company's 1998 federal income tax return was settled. The settlement resulted in no additional cash income tax payments by the Company, but resulted in a reduction in the amount of the Company's U.S. net operating loss carryforwards. At September 30, 2002, the Company had, for U.S. federal income tax purposes, net operating loss carryforwards of approximately $15 million which expire between 2018 and 2022.

     In 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. The Company benefits from certain provisions of the JCWA Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax ("AMT") restrictions. Prior to the law change, NOLs could be carried back two years and forward 20 years. The JCWA Act increases the carryback period for losses generated in 2001 and 2002 to five years with no change to the carryforward period. In addition, losses generated in 2001 and 2002 can be carried back and offset against 100% of a taxpayer's alternative minimum taxable income ("AMTI"). Prior to the law change, an NOL could offset no more than 90% of a taxpayer's AMTI. The suspension of the 90% limitation is also applicable to NOLs carried forward into 2001 and 2002. Based on these changes, the Company recognized $.4 million of refundable U.S. income taxes in the third quarter of 2002. These taxes are refundable from Valhi under the tax sharing agreement to which the Company and Valhi are parties. See Note 8 to the Consolidated Financial Statements.

     Currency translation adjustments. Changes in the Company's equity in foreign currency translation adjustments relate principally to the Company's share of NL's currency translation adjustments, net of deferred taxes.

     Accounting principles not yet adopted. In 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company currently believes the adoption of SFAS No. 143 will have no material effect on the Company's results of operation, consolidated financial position or liquidity. TIMET and NL are still studying this standard to determine, among other things, whether any of them has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the companies of adopting this standard has not yet been determined. The Company, TIMET and NL will implement SFAS No. 143 no later than January 1, 2003.

     The Company, TIMET and NL will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, no later than January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 are recognized and measured initially at fair value, generally in the period in which the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). The Company, TIMET and NL currently believe the adoption of this standard will have no material affect on their respective results of operations, consolidated financial position or liquidity.

TIMET

     The Company's equity in TIMET's earnings (losses) differs from the amount that would be expected by applying Tremont's 39%-ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its investment in TIMET and amortization with respect to the 1999 other than temporary impairment charge related to the Company's investment in TIMET. Amortization of such basis differences in TIMET generally increases earnings, and decreases losses, attributable to TIMET and reported by Tremont. The information summarized below relating to the results of operations, financial position and liquidity and capital resources of TIMET has been summarized from reports filed with the SEC by TIMET (File No. 0-28538), which reports contain more detailed information concerning TIMET, including complete financial statements.

     Summarized statement of operations information of TIMET is presented below. The following tables summarize certain components of TIMET's separate results, which exclude the effect of basis differences, for the three and nine-month periods ended September 30, 2002 and 2001. Average selling prices per kilogram, as reported by TIMET, reflect the net effects of changes in selling prices, currency exchange rates, customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor. In the following discussion, TIMET has attempted to adjust for the effects of changes in mix when referring to the percentage change in selling prices from period to period.



                                                          Three months ended                  Nine months ended
                                                            September 30,                       September 30,
                                                    -------------------------------    --------------------------------
                                                         2002             2001              2002              2001
                                                    --------------   --------------    --------------    --------------
                                                                             ($ in millions)


Net sales                                           $       82.8     $      126.4      $      281.5      $      370.5
                                                    =============    ==============    ==============    ==============
Gross margin                                                (4.9)            20.8               1.6              24.6
Selling, general, administrative
   and development expense                                  10.7             11.6              32.5              43.4
Other income                                                11.3               .7              14.8              75.6
                                                    -------------    --------------    --------------    --------------

Operating income (loss)                                     (4.3)             9.9             (16.1)             56.8

General corporate income (expense):
   Dividends and interest income                             -                1.7                .1               5.1
   Currency transactions and other, net                     (0.9)             (.4)             (1.8)               .2
   Impairment of Special Metals
      Corporation ("SMC") securities                         -                -               (27.5)              -
Interest expense                                             0.9               .7               2.4               3.3
                                                    -------------    --------------    --------------    --------------
                                                            (6.1)            10.5             (47.7)             58.8
Income tax expense (benefit)                                 (.5)             3.7              (1.3)             20.7
Minority interest                                            3.5              2.5              11.2               7.8
                                                    -------------    --------------    --------------    --------------
(Loss) income before cumulative effect
   of change in accounting principle                        (9.1)             4.3             (57.6)             30.3
Cumulative effect of change in
   accounting principle                                      -                -               (44.3)              -
                                                    -------------    --------------    --------------    --------------

Net income (loss)                                   $       (9.1)    $        4.3      $     (101.9)     $       30.3
                                                    =============    ==============    ==============    ==============

Tremont's equity in TIMET's earnings
   (losses) including amortization of
   basis differences (1)                            $      (17.2)    $        3.2      $      (31.7)     $       16.2

-----------------------------------------------------------------------------------------------------------------------
(1)  Includes a $15.7  million  impairment  charge for the three and nine months ended September 30, 2002.




                                                          Three months ended                  Nine months ended
                                                             September 30,                       September 30,
                                                    -------------------------------    --------------------------------
                                                         2002             2001              2002              2001
                                                    --------------   --------------    --------------    --------------

Mill product shipments:
   Volume (metric tons)                                  2,005            3,015             6,825             9,245
   Average price ($ per kilogram)                   $    31.25       $    30.20        $    31.20        $    29.70

Melted product shipments:
   Volume (metric tons)                                    625            1,345             1,895             3,415
   Average price ($ per kilogram)                   $    13.85       $    14.80        $    14.75        $    14.35
Percent of net sales:
   Gross margin                                            -6%              16%                1%                7%

Percent change in:
   Mill product sales volume                               -33                                -26
   Mill product selling prices(1)                           -1                                 +4
   Melted product sales volume                             -54                                -45
   Melted product selling prices(1)                         -5                                 +2

-----------------------------------------------------------------------------------------------------------------------
(1) Change expressed in billing currencies and mix adjusted.



     Third quarter of 2002 compared to third quarter of 2001. Sales of $82.8 million in the third quarter of 2002 were 35% lower than the year-ago period due principally to the net effects of a 33% decrease in mill product volume, a 54% decrease in melted product volume and changes in customer and product mix. TIMET's estimated shipment volume to the commercial aerospace sector declined approximately 40% during the third quarter of 2002 compared to the third quarter of 2001. Mill product selling prices increased 2% (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the period) while melted product selling prices decreased 5%. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices decreased 1% from the year ago period.

     Gross margin (net sales less cost of sales) was negative 6% of sales for the third quarter of 2002 compared to 16% in the year-ago period. Gross margin was significantly affected by the decline in sales volume and the impact of lower plant operating rates. As TIMET reduces production volume in response to reduced order demand, certain manufacturing overhead costs decrease at a slower rate and to a lesser extent than production volume changes, generally resulting in higher costs relative to production levels. Average plant operating rates declined from approximately 85% of capacity in the 2001 period compared to 45% in the 2002 period. Due to present business conditions, including a number of customer order cancellations, TIMET recorded provisions for excess inventories of approximately $3.0 million in the 2002 period compared to approximately $.3 million in the 2001 period. Severance costs of approximately $2.2 million related to TIMET's third quarter 2002 program to reduce global employment levels by 300 people or approximately 13% of the workforce were substantially offset by a revision of TIMET's previously estimated incentive compensation for 2002. The 2001 period was adversely impacted by goodwill amortization of $1.1 million. As required by SFAS No. 142, and effective January 1, 2002, TIMET no longer amortizes its goodwill on a periodic basis.

     Selling, general, administrative and development expenses during the third quarter of 2002 decreased by approximately 7% from year-ago levels, principally as a result of lower personnel related costs.

     Equity in earnings of joint ventures during the third quarter of 2002 was $.4 million lower than the year-ago period principally due to a decrease in earnings of VALTIMET, TIMET's minority-owned welded tube joint venture.

     Other income (expense), net during the third quarter of 2002 was $11.0 million higher than the year-ago period principally due to $10.5 million of other income recognized related to the take-or-pay provisions of the Boeing LTA entered into in 1997 and as subsequently amended. The terms of the amended Boeing LTA allow Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET in years 2002 through 2007, but limit TIMET's maximum quarterly volume obligation to 3.0 million pounds. TIMET recognizes income to the extent Boeing's year-to-date orders for delivery plus TIMET's maximum quarterly volume obligations for the remainder of the year total less than 7.5 million pounds. This income is recognized as other operating income and is not included in sales revenue, sales volume or gross margin. Based on actual purchases of approximately 1.2 million pounds through September 30, 2002 (.9 million pounds through the second quarter 2002 and .3 million pounds in the third quarter 2002) and TIMET's contractual maximum volume obligation of 3.0 million pounds for the remainder of the year, TIMET recognized $10.5 million of other income in the third quarter of 2002 related to the take-or-pay provisions for the 3.3 million pounds of material that TIMET is no longer obligated to provide under the LTA in 2002.

     First nine months of 2002 compared to first nine months of 2001. Sales of $281.5 million for the nine months ended September 30, 2002 were 24% lower than the year-ago period due principally to the net effects of a 26% decrease in mill product volume, a 45% decrease in melted product volume and changes in customer and product mix. TIMET's estimated shipment volume to the commercial aerospace sector declined approximately 35% during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Mill product selling prices increased 5% (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the period) while melted product selling prices increased 2%. In billing currencies (which exclude the effects of foreign currency translation), mill product selling prices increased 4% from the year ago period; however, both mill and melted product market selling prices on new orders have been trending downward during 2002.

     Gross margin was 1% of sales for the nine months ended September 30, 2002 compared to 7% in the year-ago period. Gross margin was significantly affected by the decline in sales volume and the impact of lower plant operating rates. Average plant operating rates declined from approximately 75% of capacity in the 2001 period compared to approximately 55% in the 2002 period. Due to business conditions during 2002, including a number of customer order cancellations, TIMET recorded provisions for excess inventories of approximately $3.3 million in the 2002 period compared to approximately $1.6 million in the 2001 period. Severance costs of approximately $3.0 million related to global workforce reductions undertaken throughout 2002 were recorded during the nine months ended September 30, 2002. Gross margin for the nine months ended September 30, 2001 was adversely impacted by $10.8 million of equipment impairment charges and $3.8 million of estimated costs related to the tungsten matter described below. The 2001 period was also adversely impacted by goodwill amortization of $3.5 million. As required by SFAS No. 142, effective January 1, 2002, TIMET no longer amortizes its goodwill on a periodic basis.

     In March 2001, TIMET was notified by one of its customers that a product the customer manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. At the present time, TIMET is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions. Based upon TIMET's assessment of possible losses, TIMET recorded an aggregate charge to cost of sales for this matter of $3.3 million during 2001. During 2001, TIMET charged $.3 million against this accrual to write down its remaining on-hand inventory and made $.3 million in settlement payments, resulting in a $2.7 million accrual as of December 31, 2001 for potential  future  claims.  During  2002,  TIMET  has made  settlement  payments aggregating $.2 million. Additionally, TIMET has revised its estimate of the most likely amount of loss to be incurred, resulting in a charge of $.2 million to cost of sales in the second quarter of 2002. As of September 30, 2002, $2.7 million is accrued for pending and potential future claims. This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. This amount does not represent the maximum possible loss, which is not possible for TIMET to estimate at this time, and may be periodically revised in the future as more facts become known. As of September 30, 2002 TIMET has received claims aggregating approximately $5 million and has made settlement payments aggregating $.5 million. Pending claims are being investigated and negotiated. TIMET believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have yet been submitted to TIMET. TIMET has filed suit seeking full recovery from its silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter as of September 30, 2002.

     During the second quarter of 2001, TIMET determined that an impairment of the carrying amount of certain long-lived assets located at its Millbury, Massachusetts facility had occurred. Accordingly, TIMET recorded a $10.8 million pretax impairment charge to cost of sales in the second quarter of 2001, representing the difference between the assets' previous carrying amount and their estimated fair values, based on a third-party appraisal.

     Selling, general, administrative and development expenses for the nine months ended September 30, 2002 decreased by approximately 2% from year-ago levels (excluding $10.3 million of incentive compensation related to the Boeing settlement in the 2001 period), principally as a result of lower personnel related costs, partially offset by higher selling and marketing costs.

     Equity in earnings of joint ventures during the nine months ended September 30, 2002 was $.2 million lower than the year ago period principally due to a decrease in earnings of VALTIMET.

     Other income (expense), net during the nine months ended September 30, 2002 was $60.6 million lower than the year-ago period principally due to the recognition of $73.0 million of income in the 2001 period related to settlement of the litigation between TIMET and Boeing related to the parties' LTA entered into in 1997. During the nine months ended September 30, 2002, TIMET recognized $12.7 million of other income related to the take-or-pay provisions of the Boeing LTA, as amended.

     General corporate income (expense). General corporate income (expense) for the three and nine months ended September 30, 2001 includes interest income and dividend income on $80 million of non-voting preferred securities of Special Metals Corporation ("SMC"), which accrued at an annual rate of 6.625%. No interest income or dividend income relating to these securities was recognized during the three and nine months ended September 30, 2002. On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, TIMET undertook an assessment of its investment in SMC with the assistance of an external valuation specialist and recorded a $27.5 million impairment charge during the first quarter of 2002 for an other than temporary decline in the estimated fair value of its investment in SMC. This charge reduced TIMET's carrying amount of its investment in SMC to zero.

     TIMET is the primary obligor on two workers' compensation bonds issued on behalf of a former subsidiary, Freedom Forge Corporation ("Freedom Forge"), which TIMET sold in 1989. The bonds were provided as part of the conditions imposed on Freedom Forge in order to self-insure its workers' compensation obligations. Each of the bonds has a maximum obligation of $1.5 million. Freedom Forge filed for Chapter 11 bankruptcy protection on July 13, 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During the third quarter of 2002, TIMET received notices that the issuers of the bonds have been required to make payments on one of the bonds in respect to certain of these claims and have requested reimbursement from TIMET for claims paid through September 17, 2002 in the amount of approximately $.3 million, which TIMET has recorded in accounts payable at September 30, 2002. In addition, TIMET may be liable for up to an additional $1.2 million on this bond if further claims are filed. Based upon current loss projections, TIMET anticipates payouts of at least an additional $.6 million under this bond and has recorded such amount in accrued liabilities at September 30, 2002. All costs under this bond have been recorded as general corporate expenses. At this time TIMET understands that no claims have been paid under the second bond, and no such payments are currently anticipated. Accordingly, no accrual has been recorded for potential claims that could be filed under the second bond. TIMET may revise its estimated liability under these bonds in the future.

     Interest expense. Interest expense during the three months ended September 30, 2002 was higher than in the comparable period in 2001, primarily due to higher average debt levels partially offset by lower interest rates during the 2002 period. Interest expense during the nine months ended September 30, 2002 was lower than in the comparable period in 2001, primarily due to lower average debt levels and lower interest rates during the 2002 period.

     Income taxes. During the first quarter of 2002, the Job Creation and Worker Assistance Act of 2002 (the "JCWA Act") was signed into law. TIMET benefits from certain provisions of the JCWA Act, which liberalized certain net operating loss ("NOL") and alternative minimum tax restrictions. Prior to the law change, NOLs could be carried back two years and forward 20 years. The JCWA Act increases the carryback period for losses generated in 2001 and 2002 to five years with no change to the carryforward period. In addition, losses generated in 2001 and 2002 can be carried back and offset against 100% of a taxpayer's alternative minimum taxable income ("AMTI"). Prior to the law change, an NOL could offset no more than 90% of a taxpayer's AMTI. The suspension of the 90% limitation is also applicable to NOLs carried forward into 2001 and 2002. Based on these changes, TIMET recognized $1.8 million of refundable U.S. income taxes during the first quarter of 2002.

     TIMET operates in several tax jurisdictions and is subject to varying income tax rates. As a result, the geographic mix of pretax income can impact TIMET's overall effective tax rate. TIMET's income tax rate approximated the U.S. statutory rate during the three and nine months ended September 30, 2001. For the three and nine months ended September 30, 2002, TIMET's income tax rate varied from the U.S. statutory rate primarily due to an increase in the deferred tax valuation allowance related to TIMET's tax attributes that did not meet the "more-likely-than-not" recognition criteria during that period.

     Minority interest. Dividend expense related to TIMET's 6.625% Convertible Preferred Securities approximates $3.3 million per quarter and is reported as minority interest. For the three and nine months ended September 30, 2001, this expense was recorded net of allocable income taxes; however, as a result of TIMET's decision to increase its deferred tax valuation allowance, this expense was reported pre-tax for the three and nine months ended September 30, 2002. In addition, during the nine months ended September 30, 2001, TIMET recorded an additional $.5 million of pretax dividend expense related to dividends in arrears. Other minority interest relates primarily to the 30% interest in TIMET Savoie, S.A. held by Compagnie Europeene du Zirconium-CEZUS, S.A. ("CEZUS").

     Cumulative effect of change in accounting principle. On January 1, 2002, TIMET adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized on a periodic basis, but instead is subject to a two-step impairment test to be performed on at least an annual basis. In order to test for transitional impairment, SFAS No. 142 required TIMET to identify its reporting units and determine the carrying amount of each reporting unit by assigning its assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002. TIMET determined that it operates one reporting unit, as that term is defined by SFAS No. 142, consisting of TIMET in total. The first step of the impairment test required TIMET to determine the fair value of its reporting unit and compare it to that reporting unit's carrying amount. This evaluation was completed with the assistance of an external valuation specialist and considered a combination of fair value indicators including quoted market prices, prices of comparable businesses and discounted cash flows. The evaluation, which was completed during the second quarter of 2002, indicated that TIMET's recorded goodwill might be impaired and required TIMET to complete the second step of the impairment test.

     The second step of the impairment test, which was completed during the third quarter of 2002, required TIMET to compare the implied fair value of its reporting unit's goodwill with the carrying amount of that goodwill. With the assistance of the external valuation specialist utilized in the step one testing, TIMET determined the implied fair value of its goodwill was zero. Accordingly, TIMET recorded a non-cash goodwill impairment charge of $44.3 million, representing the entire balance of TIMET's recorded goodwill at January 1, 2002. There was no income tax benefit associated with this charge. While the goodwill associated with TIMET's U.S. operations is deductible for income tax purposes, TIMET does not currently recognize an income tax benefit associated with its U.S. losses. In addition the goodwill associated with TIMET's European operations is not deductible for income tax purposes. Pursuant to the transition requirements of SFAS No. 142, this charge has been reported in TIMET's
Consolidated Statements of Operations as a cumulative effect of a change in accounting principle as of January 1, 2002. The effect of the change in accounting principle on the first quarter of 2002 was to increase TIMET's first quarter net loss by $44.3 million to $80.4 million. The change had no effect on the second or third quarters of 2002.

     Supplemental information. Approximately 43% of TIMET's sales originated in Europe for the nine months ended September 30, 2002, of which approximately 60% were denominated in currencies other than the U.S. dollar, principally the British pound and the euro. Certain purchases of raw materials, principally titanium sponge and alloys, for TIMET's European operations are denominated in U.S. dollars, while labor and other production costs are primarily denominated in local currencies. The functional currencies of TIMET's European subsidiaries are those of their respective countries; thus, the U.S. dollar value of these subsidiaries' sales and costs denominated in currencies other than their functional currency, including sales and costs denominated in U.S. dollars, are subject to exchange rate fluctuations that may impact reported earnings and may affect the comparability of period-to-period operating results. Borrowings of TIMET's European operations may be in U.S. dollars or in functional currencies. TIMET's export sales from the U.S. are denominated in U.S. dollars and as such are not subject to currency exchange rate fluctuations.

     TIMET does not use currency contracts to hedge its currency exposures. At September 30, 2002, consolidated assets and liabilities denominated in currencies other than functional currencies were approximately $28.5 million and $32.2 million, respectively, consisting primarily of U.S. dollar cash, accounts receivable, accounts payable and borrowings.

     In July 2002, TIMET successfully negotiated new three-year labor agreements with its labor unions at its Toronto, Ohio facility.

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

     The Airline Monitor, a leading aerospace publication, traditionally issues forecasts for commercial aircraft deliveries each January and July. The Airline Monitor's most recently issued forecast, July 2002, for deliveries of large commercial aircraft is for 675 in 2002, 595 in 2003, 525 in 2004, 495 in 2005,
565 in 2006 and 685 in 2007. The demand for titanium generally precedes aircraft deliveries by about one year and can be significantly affected by both excess inventory accumulation and its subsequent absorption. Based on The Airline Monitor's July 2002 forecast and TIMET's projected changes in supply chain inventory levels, TIMET anticipates a cyclical trough in titanium demand may occur in 2003 with a gradual recovery beginning thereafter. However, adverse world events, including terrorist activities and conflicts in the Middle East, Iraq or elsewhere, could have a significant adverse impact on the financial health of commercial airlines and economic growth in the U.S. and other regions of the world. Any such events, which are not contemplated in TIMET's outlook, could prolong and exacerbate the current commercial aerospace downturn and have broader economic consequences.

     TIMET's backlog of unfilled orders was approximately $165 million at September 2002, compared to $145 million at June 2002 and $315 million at September 2001. Substantially all of the September 2002 backlog is scheduled to be shipped within the next 12 months. However, TIMET's order backlog may not be a reliable indicator of future business activity. Since September 11, 2001, TIMET has received a number of deferrals and cancellations of previously scheduled orders and believes such requests will continue throughout 2002.

     Although the current business environment makes it difficult to predict TIMET's future financial performance, TIMET expects its sales revenue for the full year 2002 to range from $360 million to $370 million, reflecting the combined effects of decreases in sales volume, softening of market selling prices and changes in customer and product mix. Compared to 2001, mill product sales volume is expected to decline about 25% to about 9,000 metric tons. Melted product sales volume is expected to decline 40% to about 2,600 metric tons. The reduction of overall sales volume in 2002 is principally driven by the anticipated decline of 40% in commercial aerospace sales volume compared to 2001, partly offset by sales volume growth to other markets. TIMET expects market selling prices on new orders to continue to soften throughout the fourth quarter of 2002. TIMET's forecast anticipates that Boeing will purchase about
1.4 million pounds of product under the LTA in 2002. At that level, TIMET expects to recognize about $23 million of income under the Boeing agreement's take or pay provisions for the full year 2002. Those earnings are included in operating income, but are not included in sales revenue, sales volume or gross margin.

     TIMET currently anticipates gross margin as a percent of sales for the full year 2002 will be between negative 1% and negative 4%. Selling, general, administrative and development expense should be approximately $43 million. Interest expense should approximate $4 million. TIMET's consolidated effective book tax rate is expected to be about 5%, but could vary significantly with the geographic mix of income. Minority interest on TIMET's Convertible Preferred Securities should approximate $13 million. TIMET presently expects an operating loss of $25 million to $30 million and a net loss before the cumulative effect of changes in accounting principle and the previously reported impairment charge related to SMC of $45 million to $50 million in 2002.

     TIMET expects cash flow from operations in 2002 to be approximately negative $25 million. This is influenced by the effect in 2002 of the $28.5 million cash advance payment that TIMET received from Boeing in December 2001 that related to contract year 2002. That receipt created a customer advance for the same amount at year-end 2001. The customer advance is being reduced during 2002 as product shipments are made and as the take-or-pay benefits are earned. The advance for calendar year 2003 will not be received until early in 2003. Cash flow from operations in the near-term is also expected to be affected by increased payments to fund employee retirement benefits resulting from decreases in the value of underlying plan assets and early retirements, the deferral of dividend payments on TIMET's Convertible Preferred Securities and reductions of inventory levels. Capital expenditures for 2002 are expected to be approximately $9 million. Depreciation and amortization should approximate $37 million.

     For the fourth quarter of 2002, TIMET expects sales revenue to range between $75 million and $85 million. Mill product sales volume is expected to be about 2,200 metric tons and melted product sales volume should be about 700 metric tons. Gross margin as a percent of sales in the fourth quarter is expected to range between negative 6% and negative 12%. Selling, general, administrative and development expense in the fourth quarter should be about $10 million. TIMET expects to recognize an additional $10 million of operating income related to the take-or-pay provisions of the amended Boeing LTA during the fourth quarter. Interest expense should approximate $1 million while minority interest on TIMET's Convertible Preferred Securities should approximate $3.3 million. With these estimates, TIMET expects an operating loss in the fourth quarter of 2002 of between $5 million and $10 million, and a net loss of between $10 million and $15 million.

     TIMET's outlook for 2003 is for a continuing difficult business environment reflecting the severe downturn in the commercial aerospace industry and sluggish economy. The commercial aerospace sector is the major source of demand for TIMET's products. Although workforce reduction actions in 2002 are expected to result in annual savings between $12 million and $15 million, early expectations are that TIMET's sales revenue and financial results during 2003 may be similar to 2002. However, TIMET is conscious of the meaningful risks posed by the continuing war on terrorism, and potential conflicts in the Middle East, Iraq and elsewhere. These and other adverse world events could prolong and exacerbate the current commercial aerospace downturn and have broader economic consequences.

     As a consequence of uncertainties surrounding both the titanium and commercial aerospace industries and broader economic conditions, TIMET believes assessments of long-lived asset recoverability, as required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that may result in charges for asset impairments could occur in the fourth quarter of 2002. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment, may not be recoverable, TIMET prepares an evaluation comparing the carrying amount of the assets to the undiscounted expected future cash flows of the assets or asset group. If this comparison indicates that the carrying amount is not recoverable, the amount of the impairment would typically be calculated using discounted expected future cash flows or appraised values. All relevant factors are considered in determining whether an impairment exists and charges for asset impairments, if any, are recorded when reasonably estimable. Such potential future charges, if any, could be material.

     In 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. TIMET is still studying this standard to determine, among other things, whether it has any asset retirement obligations that are covered under the scope of SFAS No. 143, and the effect, if any, to TIMET of adopting this standard has not yet been determined. TIMET will implement SFAS No. 143 no later than January 1, 2003.

     TIMET will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, no later than January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 are recognized and measured initially at fair value, generally in the period in which the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). TIMET currently believes the adoption of this standard will have no material effect on TIMET's results of operations, consolidated financial position or liquidity.

     Future results of operations and other forward-looking statements contained in this Outlook involve a number of substantial risks and uncertainties that could significantly affect expected results. Actual results could differ materially from those described in such forward-looking statements, and TIMET disclaims any intention or obligation to update or revise any forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in TIMET's other filings with the SEC which include, but are not limited to, the cyclicality of the commercial aerospace industry, the performance of aerospace manufacturers and TIMET under their LTAs, the renewal of certain LTAs, the difficulty in forecasting demand for titanium products, global economic and political conditions, global productive capacity for titanium, changes in product pricing and costs, the impact of long-term contracts with vendors on the ability of TIMET to reduce or increase supply or achieve lower costs, the possibility of labor disruptions, fluctuations in currency exchange rates, control by certain stockholders and possible conflicts of interest, uncertainties associated with new product development, the supply of raw materials and services, changes in raw material and other operating costs (including energy costs), possible disruption of business or increases in the cost of doing business resulting from war or terrorist activities and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.

NL

     The Company's equity in earnings of NL differs from the amount that would be expected by applying Tremont's 21%-ownership percentage to NL's separately-reported earnings, because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with the acquisitions of its investment in NL. Amortization of such basis differences generally reduces earnings, and increases losses, attributable to NL as reported by Tremont. The information included below relating to the financial position, results of operations and liquidity and capital resources of NL has been summarized from reports filed with the SEC by NL (File No. 1-640), which reports contain more detailed information concerning NL, including complete financial statements.

     Summarized statement of operations information of NL is presented below.


                                                          Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    -------------------------------
                                                        2002              2001             2002              2001
                                                    -------------     -------------    --------------    -------------
                                                                             ($ in millions)

Net sales                                           $    234.1        $    207.0       $    663.3        $    653.1
                                                    =============     =============    ==============    =============

Cost of sales                                       $    177.5        $    145.9       $    510.0        $    447.2
                                                    =============     =============    ==============    =============

Operating income                                          29.6              36.2             76.4             133.3
Insurance recoveries, net                                    -               3.9                -               5.8
General corporate items:
   Securities earnings                                     1.8               2.1              4.3               6.0
   Litigation settlement gains, net and
      other income                                         1.0               1.1              5.4              14.1
   Currency transaction gains                                -                 -              6.3                 -
   Corporate expenses                                     10.6               6.2             28.2              18.0
   Interest expense                                        7.6               6.9             22.2              20.8
                                                    -------------     -------------    --------------    -------------
                                                          14.2              30.2             42.0             120.4
Income tax expense                                         4.7               9.7             11.7              38.9
Minority interest                                           .7                 -              1.1               1.0
                                                    -------------     -------------    --------------    -------------

     Net income                                     $      8.8        $     20.5       $     29.2        $     80.5
                                                    =============     =============    ==============    =============

Tremont's equity in NL's net earnings,
   including amortization of
   basis differences                                $      1.3        $      3.3       $      4.6        $     13.6
                                                    =============     =============    ==============    =============

Percent change in TiO2 operating
   statistics:
   Average selling price (in billing
     currencies)                                           -7%                               -12%
   Sales volume                                           +14%                               +13%
   Production volume                                       +7%                                +6%


     General. NL's operations are conducted by Kronos in the TiO2 business segment. Kronos' operating income in the third quarter of 2002 decreased $6.6 million or 18% from the third quarter of 2001 due to lower average selling prices, partially offset by higher sales and production volumes. Operating income in the third quarter of 2001 included $3.0 million of business interruption insurance proceeds related to the previously reported fire at NL's Leverkusen, Germany plant in 2001. Compared with the second quarter of 2002, operating income in the third quarter of 2002 increased 20% on higher selling prices and higher production volume, partially offset by lower sales volume.

     Kronos' operating income in the first nine months of 2002 was $76.4 million and decreased $56.9 million or 43% from the first nine months of 2001 due to 12% lower average selling prices, partially offset by 13% higher sales volume and 6% higher production volume. Operating income in the first nine months of 2001 included $8.0 million of business interruption insurance proceeds.

     Kronos' average selling price in billing currencies (which excludes the effects of foreign currency translation) during the third quarter of 2002 was 7% lower than the third quarter of 2001 and was 3% higher compared with the second quarter of 2002. Compared with the second quarter of 2002, selling prices in billing currencies increased in all major markets. The average selling price in billing currencies for the first nine months of 2002 was 12% lower compared with the first nine months of 2001. September 2002 selling prices were flat compared with the average selling price for the quarter; however, NL expects fourth-quarter prices to be higher than third quarter prices as previously announced price increases continue to be implemented, but the extent to which NL will realize such price increases will depend on economic and competitive conditions. NL expects a lower average selling price for full-year 2002 compared to full-year 2001.

     Kronos' third-quarter 2002 average selling price expressed in U.S. dollars (computed using actual foreign currency exchange rates prevailing during the respective periods) was 2% lower than the third quarter of 2001 and 8% higher than the second quarter of 2002. The September 2002 average selling price expressed in U.S. dollars was flat compared with the average selling price for the third quarter. Average selling prices expressed in U.S. dollars decreased 11% in the first nine months of 2002 compared with the first nine months of 2001.

     Third-quarter 2002 sales volume increased 14% from the third quarter of 2001 and decreased 4% from the record second quarter of 2002. European and North American volumes each increased over 16% from the third quarter of 2001, while export volumes decreased 3% from third quarter 2001. Compared with the second quarter of 2002, sales volume decreased 5%, 2% and 8% in the European, North American and export markets, respectively. Sales volume in the first nine months of 2002 was 41,000 metric tons higher, or 13%, than the first nine months of 2001. Kronos believes that the sales volume increase in the first nine months of 2002 compared with the first nine months of 2001 was attributable to improving economic conditions and customer restocking inventory levels ahead of previously announced price increases and, in part, to the effects of the Leverkusen fire in 2001. While Kronos expects sales volume in the fourth quarter to be seasonally lower than third quarter 2002, fourth quarter 2002 volumes should significantly exceed fourth quarter 2001 volumes. Kronos' sales volume for full-year 2002 should be significantly higher than full-year 2001, due in part to the Leverkusen fire.

     Third-quarter 2002 production volume was 7% higher than the third quarter of 2001 and increased 3% from the second quarter of 2002 with operating rates near full capacity in the third quarter of 2002. The increase from the prior year period was due in part to lost sulfate-process production in 2001 as a result of the Leverkusen fire. Production volume in the first nine months of 2002 increased 6% compared with the first nine months of 2001. Finished goods inventory levels at the end of the third quarter decreased 2% from June 2002 levels and represented approximately two months of sales. Kronos anticipates its production volume for full-year 2002 will be higher than that of full-year 2001, due in part to the Leverkusen fire.

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

     During the third quarter of 2001, NL's insurance carriers approved a partial payment of $8 million ($6.8 million received as of September 30, 2001) for property damage costs and business interruption losses caused by the Leverkusen fire. Three million dollars of this payment represented partial compensation for business interruption losses which was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. The remaining $5 million represented property damage recoveries against which NL recorded $1.1 million of expense related to clean-up costs, resulting in a net gain of $3.9 million. In the first nine months of 2001, NL's insurance carriers approved payment of $18.5 ($17.3 million received as of September 30, 2001) for losses caused by the Leverkusen fire, including the $8 million discussed above. Eight million dollars of this payment was for business interruption losses and the remaining $10.5 million was for property damage losses against which NL recorded $4.7 million of expenses resulting in a net gain of $5.8 million. NL settled its insurance claim involving the Leverkusen fire during the fourth quarter of 2001 for an aggregate of $56.4 million (including amounts previously received by NL), of which $27.3 million related to business interruption and $29.1 million related to property damages, clean-up costs and other extra expenses. NL recognized $19.3 million of business interruption insurance proceeds in the fourth quarter of 2001, of which $16.6 million was attributable to unallocated period costs and lost margin related to the first, second and third quarters of 2001. No additional insurance recoveries related to the Leverkusen fire are expected to be received in 2002.

     NL believes TiO2 industry demand in the fourth quarter of 2002 should be better than TiO2 industry demand in the fourth quarter of 2001 due to worldwide economic conditions. Based on stronger than anticipated demand in the first nine months of 2002, Kronos' TiO2 sales volume in 2002 is expected to exceed Kronos' 2002 TiO2 production volume. In January 2002, Kronos announced price increases in all major markets of approximately 5% to 8% above existing December 2001 prices, a portion of which was realized in the second and third quarters. In May 2002, Kronos announced a second round of price increases in all major markets of approximately 7% to 11% above June 2002 prices. Assuming demand for TiO2 remains at reasonable levels, Kronos expects to realize a portion of the announced May 2002 price increases during the fourth quarter of 2002, but the extent to which Kronos will realize price increases will depend on economic and competitive conditions. Since TiO2 prices were declining in 2001 and the first quarter of 2002, NL believes that its average 2002 prices will be significantly below its average 2001 prices. Overall, NL expects its TiO2 operating income in 2002 will be significantly lower than 2001, primarily due to lower average TiO2 selling prices. NL's expectations as to the future prospects of NL and the TiO2 industry are based upon a number of factors beyond NL's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, NL's results of operations could be unfavorably affected.

     Compared to the year-earlier periods, cost of sales as a percentage of net sales increased in both the third quarter and first nine months of 2002 primarily due to lower average selling prices in billing currencies, partially offset by higher production volume. Excluding the effects of foreign currency translation, which increased NL's expenses in the third quarter and first nine months of 2002 compared to year-earlier periods, NL's selling, general and administrative expenses, excluding corporate expenses, in the third quarter and first nine months of 2002 were slightly higher compared to the year-earlier periods primarily due to higher distribution expenses associated with higher sales volume in the 2002 periods.

     A significant amount of Kronos' sales and operating costs are denominated in currencies other than the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to other currencies, primarily a stronger euro compared to the U.S. dollar in the third quarter and first nine months of 2002 versus the year-earlier periods, increased the dollar value of sales in the third quarter and first nine months of 2002 by a net $14 million and $10 million, respectively, when compared to the year-earlier periods. Sales to export markets are typically denominated in U.S. dollars and a weaker U.S. dollar decreases margins on these sales at NL's non-U.S. subsidiaries. The effect of the stronger euro on Kronos' operating costs that are not denominated in U.S. dollars increased operating costs in the third quarter and first nine months of 2002 compared to the year-earlier periods. In addition, Kronos revalued certain export trade receivables and certain monetary assets held by its subsidiaries whose functional currency is not the U.S. dollar and based on the weaker U.S. dollar reported a revaluation gain in the third quarter of 2002. As a result, the net impact of currency exchange rate fluctuations increased operating income by $2.2 million in the third quarter of 2002 and slightly decreased operating income in the first nine months of 2002 when compared to the year-earlier periods.

     General corporate. Securities earnings in the third quarter of 2002 were comparable to the third quarter of 2001, while securities earnings for the first nine months of 2002 were $1.7 million lower compared with the first nine months of 2001, primarily due to lower average interest yields on invested funds in the first nine months of 2002. NL expects security earnings to be lower in 2002 compared to 2001 due primarily to lower average yields.

     In the first nine months of 2002 and 2001, NL recognized litigation settlement gains with former insurance carrier groups of $2.4 million and $10.6 million, respectively, to settle certain insurance coverage claims related to environmental remediation. A majority of the proceeds from the 2001 settlement was transferred to special-purpose trusts established by the insurance carrier group to pay future remediation and other environmental expenditures of NL. No further material settlements relating to litigation concerning environmental remediation coverages are expected.

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

     Corporate expense in the third quarter and first nine months of 2002 increased $4.4 million and $10.2 million, respectively, from comparable 2001 periods, primarily due to higher environmental and legal expenses. Compared to the second quarter of this year, corporate expense in the third quarter of 2002 increased $3.1 million primarily due to higher legal expenses related to lead paint defense costs. NL expects corporate expense in 2002 to be higher than the full year 2001.

     Interest expense in the third quarter of 2002 was $.7 million higher than the comparable period in 2001 primarily due to higher levels of outstanding debt, partially offset by lower interest rates. Interest expense in the second quarter of 2002 included $2.0 million related to the early extinguishment of NL's 11.75% Senior Secured Notes, as the amount paid to extinguish the debt in June 2002 included interest for the month of July 2002. Excluding this unusual item, interest expense in the first nine months of 2002 was comparable to the year-earlier period.

     Provision for income taxes. NL reduced its deferred income tax valuation allowance by $1.8 million in the first nine months of 2002 and $1.3 million in the first nine months of 2001 primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     Other.   Minority  interest   primarily  relates  to  NL's   majority-owned
environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

LIQUIDITY AND CAPITAL RESOURCES

Tremont

     Operating activities. The Company had consolidated cash and cash equivalents of $3.5 million and $1.4 million at September 30, 2002 and December 31, 2001, respectively, of which $1.7 million and $.1 million, respectively, on such dates was held by Tall Pines and not generally available to Tremont. Tremont's 12.3 million shares of TIMET common stock and 10.2 million shares of NL common stock had a quoted market value of approximately $20 million and $148 million, respectively, at September 30, 2002.

     The Company's equity in earnings of affiliates is primarily noncash. The Company received $.4 million of cash distributions from Landwell in the nine months ended September 30, 2002, representing estimated taxes associated with the Company's proportional amount of taxable income from Landwell. The Company received $1.3 million of cash distributions from Landwell and BMI in the nine months ended September 30, 2001. In each of the nine-month periods ended September 30, 2002 and 2001, NL paid cash dividends to Tremont of $.60 per NL share, aggregating $6.1 million. On October 22, 2002, NL's Board of Directors declared a regular quarterly dividend of $.20 per NL share, payable on December 23, 2002 to stockholders of record as of the close of business on December 9, 2002. In August 2002, Tall Pines' Board of Directors declared and paid a special dividend of $1 million to its sole shareowner, Tremont. TIMET has exercised its right to defer future dividend payments on its Convertible Preferred Securities and is unable to pay dividends on its common stock during the dividend deferral period. No dividends were paid by TIMET during the nine months ended September 30, 2002 and 2001. Any future dividends from NL and TIMET will be at the discretion of the respective company's board of directors and will depend upon, among other things, earnings, financial position, cash requirements, cash availability and contractual requirements.

     In November 2002, NL's board of directors declared an additional dividend of $2.50 per share, payable in December 2002. Such dividend is in addition to NL's regular quarterly dividend of $.20 per share. Tremont expects to receive approximately $25.5 million from NL's additional dividend. Tremont expects to use approximately $12 million of such dividend to repay the outstanding balance of its revolving loan from NL, which revolving credit facility Tremont expects to maintain. The remainder of such special dividend will be available for Tremont's general corporate purposes.

     Prepaid expenses and other current assets, as well as accrued liabilities, increased in the first nine months of 2002 due to the payment and receipt of insurance premiums net of their respective amortizations. These premiums are paid and received in the third quarter and amortized evenly over a twelve-month period.

     During the third quarter of 2002, it was determined that approximately $.5 million the Company initially expected to recover from a third party insurance company will instead be recovered through insurance loss sharing arrangements and, therefore, this amount has been reclassified as a receivable from related parties at September 30, 2002.

     Investing activities. In the second quarter of 2002, the Company sold property and equipment for $2 million. The Company received cash of $.9 million in May 2002 (representing cash at closing of $1 million less $.1 million in selling expenses). The remaining $1 million plus interest at 7% is due on or before April 15, 2003. See Note 3 to the Consolidated Financial Statements.

     Financing activities. At September 30, 2002, Tremont was a party to a reducing revolving loan agreement with a subsidiary of NL, NL Environmental Management Services, Inc. ("NLEMS"), which agreement was scheduled to expire March 31, 2003. The maximum amount available under the loan agreement decreased by $250,000 each quarter beginning June 30, 2001. At September 30, 2002, the loan outstanding was $11.9 million, the maximum available under the revolving loan agreement. The loan bore interest at 2% above the prime rate, determined at the beginning of the quarter. At September 30, 2002, the interest rate on the outstanding loan was 6.75%. In addition, Tremont was required to pay a commitment fee of .5% per annum of the average unused line. The revolving loan was collateralized by the 10.2 million shares of NL common stock owned by Tremont and the maximum amount Tremont could have outstanding under the loan from NLEMS was limited to 20% of the market value of such NL shares.

     On October 22, 2002, the Company entered into a new revolving loan agreement with NL, which loan matures on December 31, 2004. The new loan requires no payments of principal prior to maturity. The maximum amount of the new loan is $15 million and the amount initially borrowed was $11.9 million, which was used to prepay and terminate the $11.9 million outstanding loan from NLEMS. Accordingly, the $11.9 million owed to NLEMS at September 30, 2002 has been classified as a noncurrent liability. The new loan bears interest at 2% above the prime rate, determined at the beginning of the quarter. Tremont is required to pay a commitment fee of .5% per annum of the average unused line. The loan from NL is collateralized by the 10.2 million shares of NL common stock owned by Tremont, and the maximum amount Tremont can have outstanding under the loan is limited to 20% of the market value of such NL shares.

     Tremont's current quarterly dividend rate is $.07 per share, totaling approximately $.4 million per quarter. On October 22, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.07 per common share, payable on December 27, 2002 to stockholders of record as of the close of business on December 13, 2002.

     Tremont's revolving loan from NL and dividends from subsidiaries and affiliates are currently Tremont's primary sources of cash. Tremont's principal cash uses are dividend disbursements and payments related to environmental remediation, postretirement benefit obligations, intercorporate services agreements, interest and other general and administrative costs. As discussed above, the Company has renegotiated its revolving loan to increase the amount of borrowing availability, extend the maturity date and eliminate required quarterly principal payments. The Company believes it has sufficient cash resources to meet its near term obligations.

     Merger proposal. In July 2002, the Company received a merger proposal from Valhi pursuant to which stockholders of Tremont (including NL) other than Valhi would receive shares of Valhi common stock for each share of Tremont common stock held. Valhi and NL together currently own approximately 80% of Tremont's common stock outstanding. The Company's Board of Directors formed a special committee comprised of board members unrelated to Valhi to review the proposal. The special committee retained its own independent financial and legal advisors. After performing due diligence and evaluating the merits of Valhi's proposal, the special committee and its advisors negotiated the terms of a definitive merger agreement with Valhi, including the exchange ratio. In November 2002, the Company, based upon the recommendation of the special committee, and Valhi reached an agreement on the terms of the definitive merger agreement in which, among other things, the Tremont stockholders referred to above would receive 3.4 shares of Valhi common stock for each share of Tremont common stock held in a tax-free exchange. The financial advisors to the special committee have issued an opinion to the special committee stating that the exchange ratio is fair, from a financial point of view, to Tremont stockholders other than Valhi and its affiliates. The transaction is subject to customary closing conditions and will require approval by a majority of the outstanding Tremont shares. Tremont Group, Inc., which owns approximately 80% of the Company's outstanding common stock and which is 80% owned by Valhi and 20% owned by NL, has indicated that it intends to vote its shares in favor of the merger. Valhi has indicated it will file a registration statement with the SEC in connection with the transaction. The date of the Tremont stockholders' meeting will be established as soon as practical following completion of the filing with the SEC. Upon completion of the merger, Tremont would become a wholly-owned subsidiary of Valhi and would no longer file periodic reports with the SEC.

     In late July 2002, following the announcement of the proposed merger of Tremont and Valhi, four separate complaints were filed in the Court of Chancery of the State of Delaware, New Castle County, against Tremont, Valhi and members of Tremont's board of directors (Crandon Capital Partners, et al. v. J. Landis Martin, et al.; Andrew Neyman v. J. Landis Martin, et al.; Herman M. Weisman Revocable Trust v. J. Landis Martin, et al. and Alice Middleton v. J. Landis Martin, et al.). In August 2002, at the request of the parties, the court ordered that these actions be consolidated under the caption In Re Tremont Corporation Shareholders Litigation (Consolidated C.A. No. 19785-NC) and that by November 21, 2002, or such later date as the parties may agree, counsel for the plaintiffs must file and serve a consolidated amended shareholder complaint. The complaints, purported class actions, generally allege, among other things, that the terms of the proposed merger of Valhi and Tremont are unfair, and that defendants have violated their fiduciary duties. The complaints seek, among other things, an order enjoining consummation of the proposed merger and the award of unspecified damages, including attorney's fees and other costs. The Company believes, and understands that each of the other defendants believes, that the complaint is without merit, and intends, and understands that each of the other defendants intends, to defend against the action vigorously.

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

TIMET

Summarized balance sheet and cash flow information.



                                                                                 September 30,            December 31,
                                                                                     2002                     2001
                                                                              --------------------    ------------------
                                                                                            (In millions)

Cash and equivalents                                                          $           4.6         $          24.5
Other current assets                                                                    274.3                   284.2
Goodwill and other intangible assets                                                      8.4                    54.1
Property and equipment, net                                                             258.6                   275.3
Other noncurrent assets                                                                  36.5                    61.3
                                                                              --------------------    ------------------

                                                                              $         582.4         $         699.4
                                                                              ====================    ==================

Current liabilities                                                           $         111.3         $         122.4
Long-term debt and capital lease obligations                                             10.5                    19.3
Accrued postretirement benefit cost                                                      13.5                    16.0
Other noncurrent liabilities                                                             30.7                    33.7
Minority interest - Convertible Preferred Securities                                    201.2                   201.2
Other minority interest                                                                   9.6                     8.7
Stockholders' equity                                                                    205.6                   298.1
                                                                              --------------------    ------------------

                                                                              $         582.4         $         699.4
                                                                              ====================    ==================



                                                                                        Nine months ended
                                                                                          September 30,
                                                                             -----------------------------------------
                                                                                    2002                  2001
                                                                             -------------------    ------------------
                                                                                          (In millions)
Net cash provided (used) by:
  Operating activities:
     Excluding changes in assets and liabilities                             $          (3.0)       $          88.7
     Changes in assets and liabilities                                                 (15.7)                 (41.1)
                                                                             -------------------    ------------------
                                                                                       (18.7)                  47.6
  Investing activities                                                                  (4.8)                  (7.9)
  Financing activities                                                                   4.2                  (33.8)
                                                                             -------------------    ------------------

                                                                             $         (19.3)       $           5.9
                                                                             ===================    ==================

  Cash paid for:
  Interest, net of amounts capitalized                                       $           1.5        $           2.6
  Convertible Preferred Securities dividends                                 $          10.0        $          20.6
  Income taxes, net                                                          $           2.9        $           2.6


     Operating activities. Cash used by operating activities, excluding changes in assets and liabilities, generally followed the trend in operating results. Changes in assets and liabilities reflect primarily the timing of purchases, production and sales and can vary significantly from period to period. Accounts receivable decreased during the nine months of 2002 primarily as a result of reduced sales, which was somewhat offset by an increase in days sales outstanding as certain customers extended their payment terms to TIMET.
Receivables from related parties decreased in the first nine months of 2002 primarily as a result of cash received from Tremont through an intercorporate services agreement and from a reduction in sales to VALTIMET. Inventories increased in the first nine months of 2002 as a result of production begun by TIMET prior to certain customer cancellations and push-outs related to the recent downturn in the commercial aerospace market, the timing of certain raw material purchases and the accelerated production of certain orders as part of TIMET's contingency planning for a possible labor disruption at its Toronto plant. This increase was partially offset by an increase in TIMET's LIFO reserve and increases in reserves for excess inventories which TIMET recorded in response to decreased demand for its products and other changes in business conditions. TIMET expects inventory levels to decline during the fourth quarter of 2002. Prepaid expenses and other current assets decreased in the first nine months of 2002 due to the receipt of raw materials for which TIMET had made advance payments during 2001 and the ongoing usage of other prepaid assets.

     In October 2002, TIMET exercised its right to defer future dividend payments on its Convertible Preferred Securities for a period of up to 20 consecutive quarters. Dividends will continue to accrue at the coupon rate on the principal and unpaid dividends. This deferral is effective beginning with TIMET's December 1, 2002 scheduled dividend payment. TIMET may consider resuming payment of dividends on the Convertible Preferred Securities once the outlook for TIMET's business improves substantially. Since TIMET exercised its right to defer dividend payments, it is unable under the terms of these securities to, among other things, pay dividends on or reacquire its capital stock during the deferral period. However, TIMET is permitted to reacquire the Convertible Preferred Securities during the deferral period.

     Changes in accounts payable and accrued liabilities reflect, among other things, the timing of payments to suppliers of titanium sponge, titanium scrap and other raw materials purchases. Changes in customer advances reflect the application of customer purchases and the recognition of Boeing-related take-or-pay income during the first nine months of 2002. Under the terms of the amended Boeing LTA, in years 2002 through 2007, Boeing advances TIMET $28.5 million annually, less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. Effectively, TIMET collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing, which reduces the related customer advance recorded by TIMET. For titanium products sold to Boeing subcontractors, TIMET collects the full LTA selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. TIMET currently estimates that the reduction against the 2003 advance from Boeing will be less than $1 million. The LTA is structured as a take-or-pay agreement such that, beginning in calendar year 2002, Boeing forfeits $3.80 per pound in the event that its orders for delivery are less than
7.5 million pounds in any given calendar year. The Boeing customer advance was reduced by $16.3 million ($3.6 million from purchases directly by Boeing and $12.7 million from recognition of take-or-pay income) to $12.2 million during the first nine months of 2002.

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

     Investing activities. TIMET's capital expenditures were $4.8 million for the nine months ended September 30, 2002 compared to $7.9 million for the same period in 2001, principally for capacity enhancements, capital maintenance, and safety and environmental projects.

     Financing activities. Net borrowings of $5.7 million during the nine months ended September 30, 2002 are primarily attributable to increases in working capital (exclusive of cash). Net repayments in the 2001 period were primarily attributable to TIMET's litigation settlement with Boeing. TIMET also made a $1.1 million dividend payment to CEZUS in the second quarter of 2002.

     Borrowing arrangements. At September 30, 2002, TIMET's net debt (cash and cash equivalents less indebtedness, excluding capital lease obligations, Convertible Preferred Securities and deferred dividends thereon) was approximately $14.1 million, consisting of $4.6 million of cash and equivalents and $18.7 million of debt (principally borrowings under TIMET's U.S. and U.K. credit agreements). This compares to a net cash position of $12.1 million as of December 31, 2001. During January 2003, TIMET expects to receive approximately $27.5 million from Boeing under the terms of the parties' amended LTA, which is expected to be used to reduce outstanding borrowings under TIMET's credit agreements.

     On October 23, 2002, TIMET amended its existing U.S. asset-based revolving credit agreement, extending the maturity date to February 2006. Under the terms of the amendment, borrowings are limited to the lesser of $90 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). This facility requires TIMET's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Interest generally accrues at rates that vary from LIBOR plus 2% to LIBOR plus 2.5%. Borrowings are collateralized by substantially all of TIMET's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's Convertible Preferred Securities if "excess availability," as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on TIMET's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. Excess availability is essentially unused borrowing availability and is defined as borrowing availability less outstanding borrowings and certain contractual commitments such as letters of credit. Subsequent to the aforementioned amendment, excess availability was approximately $69 million.

     TIMET's U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. During the second quarter of 2002, TIMET's lender elected to exercise such discretion and modified TIMET's borrowing base formulas, which reduced the amount that TIMET could have borrowed against its inventory and equipment by approximately $7 million. In the event the lender exercises such discretion in the future, such event could have a material adverse impact on TIMET's liquidity. Borrowings outstanding under this U.S. facility are classified as a current liability.

     TIMET's subsidiary, TIMET UK Limited ("TIMET UK"), has a credit agreement that provides for borrowings limited to the lesser of (pound)30 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment ("borrowing availability"). The credit agreement includes a revolving and term loan facility and an overdraft facility (the "U.K. facilities"). Borrowings under the U.K. facilities can be in various currencies including U.S. dollars, British pounds and euros, accrue interest at rates that vary from LIBOR plus 1% to LIBOR plus 1.25% and are collateralized by substantially all of TIMET UK's assets. The U.K. facilities require the maintenance of certain financial ratios and amounts and other covenants customary in lending transactions of this type. The U.K. overdraft facility is subject to annual review in February of each year. Although no assurances can be given, TIMET expects the overdraft facility to be renewed for a one-year period in February 2003. In the event the overdraft facility is not renewed, TIMET believes it could refinance any outstanding overdraft borrowings under either the revolving or term loan features of the U.K. facility. The U.K. facilities expire in February 2005. As of September 30, 2002, the outstanding balance of the U.K. facilities was approximately $1.3 million with unused borrowing availability of approximately $37 million.

     TIMET also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability as of September 30, 2002 under these facilities was approximately $13 million.

     Although excess availability under TIMET's U.S. credit agreement remains above $40 million, no dividends were paid by TIMET during the nine-month periods ended September 30, 2002 and 2001.

     Other. On September 9, 2002, Moody's Investor Service lowered its rating on TIMET's Convertible Preferred Securities to Caa2 from B3. On September 10, 2002, Standard & Poor's Ratings Services ("S&P") lowered its rating on TIMET's Convertible Preferred Securities to CCC- from CCC, and subsequently on October 29, 2002, S&P again lowered its rating to C from CCC-. S&P has further indicated that it will lower its credit rating on these securities to D after the dividend payment due on December 1, 2002 is actually deferred. TIMET's ability to obtain additional capital in the future could be negatively affected by these rating actions.

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

NL

Summarized balance sheet and cash flow information.


                                                                                 September 30,            December 31,
                                                                                     2002                     2001
                                                                              --------------------    ------------------
                                                                                            (In millions)

Cash and cash equivalents                                                     $         223.7         $         179.3
Other current assets                                                                    363.2                   379.8
Noncurrent securities                                                                    45.0                    45.2
Investment in joint venture                                                             132.1                   138.4
Property and equipment, net                                                             354.6                   329.8
Other noncurrent assets                                                                  91.8                    78.6
                                                                              --------------------    ------------------

                                                                              $       1,210.4         $       1,151.1
                                                                              ====================    ==================

Current liabilities                                                           $         217.3         $         299.1
Long-term debt                                                                          306.5                   195.5
Deferred income taxes                                                                   154.1                   143.3
Accrued OPEB cost                                                                        27.6                    29.8
Environmental liabilities                                                                47.3                    47.6
Other noncurrent liabilities                                                             40.5                    41.7
Minority interest                                                                         8.3                     7.2
Stockholders' equity                                                                    408.8                   386.9
                                                                              --------------------    ------------------

                                                                              $       1,210.4         $       1,151.1
                                                                              ====================    ==================




                                                                                         Nine months ended
                                                                                           September 30,
                                                                             -------------------------------------------
                                                                                     2002                   2001
                                                                             ---------------------    ------------------
                                                                                           (In millions)
Net cash provided (used) by:
  Operating activities:
     Excluding changes in assets and liabilities                             $          59.4          $          97.6
     Changes in assets and liabilities                                                   8.7                     (5.2)
                                                                             ---------------------    ------------------
                                                                                        68.1                     92.4
  Investing activities                                                                 (24.8)                   (56.1)
  Financing activities                                                                   8.8                    (59.8)
                                                                             ---------------------    ------------------

                                                                             $          52.1          $         (23.5)
                                                                             =====================    ==================
Cash paid for:
  Interest                                                                   $          19.4          $          14.2
  Income taxes, net                                                                      7.8                     19.5


     Operating activities. The TiO2 industry is cyclical and changes in economic conditions significantly affect the earnings and operating cash flows of NL. Cash flow from operations is considered the primary source of liquidity for NL. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of NL. Cash flow from operations, before changes in assets and liabilities, in the first nine months of 2002 decreased from the comparable period in 2001 primarily due to $56.9 million of lower operating income and $10.2 million of higher corporate expenses partially offset by $31 million of lower income taxes. The net cash provided by changes in NL's inventories, receivables and payables (excluding the effect of currency translation) in the first nine months of 2002 was approximately $8 million higher than the net cash used in the first nine months of 2001 with $41 million lower inventory balances (net of raw material accruals) and the collection of $11.2 million of insurance proceeds, offset by decreases in accounts payable and accrued liabilities and increases in accounts and notes receivable in the first nine months of 2002. Inventories and accounts payable were affected by certain non-cash accruals for certain titanium ore contracts of $31.6 million and $15.3 million at December 31, 2001 and 2000, respectively. These non-cash items were reversed as raw materials were received under the contracts in the first half of 2002 and 2001, respectively.

     Investing activities. Capital expenditures of $18.1 million and $32.4 million in the first nine months of 2002 and 2001, respectively, included approximately $2.6 million and $11.7 million, respectively, related to ongoing reconstruction of the Leverkusen, Germany sulfate plant. NL expects to complete the reconstruction by December 31, 2002. In the first nine months of 2001, NL received $10.5 million of insurance proceeds for property damage resulting from the Leverkusen fire and paid $2.1 million of expenses related to repairs and clean-up costs.

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

     Financing activities. In March 2002, NL redeemed $25 million principal amount of its 11.75% Senior Secured Notes using available cash on hand, and in June 2002 NL redeemed the remaining $169 million principal amount of such 11.75% Senior Secured Notes using a portion of the proceeds from the June 2002 issuance of the (euro)285 million principal amount of the KII 8.875% Senior Secured Notes ($280 million when issued). Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway entered into a new three-year (euro)80 million secured revolving credit facility ("European Credit Facility") and borrowed
(euro)13 million ($13 million) and NOK 200 million ($26 million) which, along with available cash, was used to repay and terminate KII's short term notes payable ($53.2 million when repaid). In the third quarter of 2002, NL repaid a net euro-equivalent 12.7 million ($12.4 million when repaid) of the European Credit Facility.

     In September 2002 NL's U.S. operating subsidiaries entered into a three-year $50 million asset-based revolving credit facility ("U.S. Credit Facility"). As of September 30, 2002, no borrowings were outstanding under the U.S. Credit Facility and Borrowing Availability was $29 million.

     Deferred financing costs of $10.6 million for the Notes, the European Credit Facility and the U.S. Credit Facility are being amortized over the life of the respective agreements and are included in other noncurrent assets as of September 30, 2002.

     In the third quarter of 2002, NL paid a regular quarterly dividend to shareholders of $.20 per share, aggregating $9.7 million. Dividends paid during the first nine months of 2002 totaled $.60 per share, or $29.2 million. On October 22, 2002, NL's Board of Directors declared a regular quarterly dividend of $.20 per share to shareholders of record as of December 9, 2002 to be paid on December 23, 2002. On November 14, 2002, NL's board of directors declared an additional dividend of $2.50 per share to shareholders of record as of November 25, 2002 to be paid on December 5, 2002. NL anticipates that $11.9 million of the additional dividend to be paid to Tremont would be used by Tremont to repay, in its entirety, Tremont's loan with NL although the revolving loan agreement would remain in effect following the repayment and would not be canceled.

     Pursuant to its share repurchase program, NL purchased approximately 491,000 shares of its common stock in the open market at an aggregate cost of $7.2 million in the third quarter of 2002 and 719,000 shares at an aggregate cost of $10.5 million in the first nine months of 2002. Approximately 488,000 additional shares are available for purchase under NL's repurchase program at September 30, 2002. In October 2002 NL's Board of Directors authorized the purchase of up to an additional 1.5 million shares. Through November 13, 2002, NL purchased 664,300 shares of its common stock in the open market at an aggregate cost of $10.2 million. The available shares may be purchased over an unspecified period of time and, depending on market conditions, applicable legal requirements, available cash and other factors, the share repurchase program may be suspended at any time and could be terminated prior to completion. The repurchased shares are to be held as treasury shares available for general corporate purposes.

     Cash, cash equivalents, restricted cash and restricted marketable debt securities and borrowing availability. At September 30, 2002, NL had cash and cash equivalents aggregating $171 million ($22 million held by non-U.S. subsidiaries) and an additional $72 million of restricted cash equivalents and restricted marketable debt securities held by NL, of which $10 million was classified as a noncurrent asset. Certain of NL's subsidiaries had approximately $90 million available for borrowing at September 30, 2002 with approximately $51 million under non-U.S. credit facilities (including approximately $50 million under the European Credit Facility) and approximately $39 million under the U.S. Credit Facility (based on Borrowing Availability).

     Income tax contingencies. Certain of NL's tax returns in various U.S. and non-U.S. jurisdictions are being examined and tax authorities have proposed or may propose tax deficiencies, including penalties and interest.

     NL's and EMS' 1998 U.S. federal income tax returns are currently being examined by the U.S. Internal Revenue Service ("IRS"), and NL and EMS have each granted extensions of the statute of limitations for assessment of such returns until September 30, 2003. Based upon the course of the examination to date, NL anticipates that the IRS may propose a substantial tax deficiency.


     NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately (euro)10.4 million ($10.2 million at September 30, 2002). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

     At September 30, 2002, NL had net deferred tax liabilities of $143 million. NL operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $177 million at September 30, 2002, principally related to Germany, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

     At September 30, 2002, NL had the equivalent of approximately $371 million of income tax loss carryforwards in Germany with no expiration date. However, NL has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because NL currently believes they do not meet the "more-likely-than-not" recognition criteria. The German Federal Government has proposed certain changes to its income tax law, including certain changes that would impose limitations on utilization of income tax loss carryforwards, that as proposed would become effective January 1, 2003. Since NL has provided a deferred income tax asset valuation allowance against substantially all of these German tax loss carryforwards, any limitation on Nl's ability to utilize such carryforwards resulting from enactment of any of theses proposals would not have a material impact on NL's net deferred income tax liability. However, if enacted, the proposed changes could have a material impact on NL's ability to fully utilize its German income tax loss carryforwards, which would significantly affect NL's future income tax expense and future German income tax payments. NL does not currently expect any enactment of these proposals would occur prior to January 1, 2003.

     Environmental matters and litigation. NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. Environmental Protection Agency's (the "U.S. EPA") Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has adequate accruals ($100 million at September 30, 2002) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, and the allocations of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $140 million. NL's estimates of such liabilities have not been discounted to present value. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs, or the allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, in view of NL's historical operations, NL expects that additional environmental matters will arise in the future.

     Lead pigment litigation. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for such pending litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and
(b) effectively overturn the precedent set by court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. NL expects that additional lead pigment and lead-based paint litigation may be filed against NL in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. See Part II, Item 1 - Legal Proceedings - NL.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. The Company typically does not enter into interest rate swaps or other types of contracts in order to manage its interest rate market risk. The Company was not a party to any type of forward or derivative option contract at September 30, 2002.

     Information regarding the Company's, TIMET's and NL's market risks was disclosed in the Company's 2001 Annual Report. Since December 31, 2001, there have been no significant changes in the Company's, TIMET's or NL's exposure to market risks.

Item 4.       CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Both J. Landis Martin, the Company's Chief Executive Officer, and Mark A. Wallace, the Company's Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Form 10-Q. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS.

     Reference is made to the Company's 2001 Annual Report on Form 10-K for descriptions of certain legal proceedings.

Tremont

     In late July 2002, following the announcement of the proposed merger of Tremont and Valhi, four separate complaints were filed in the Court of Chancery of the State of Delaware, New Castle County, against Tremont, Valhi and members of Tremont's board of directors (Crandon Capital Partners, et al. v. J. Landis Martin, et al.; Andrew Neyman v. J. Landis Martin, et al.; Herman M. Weisman Revocable Trust v. J. Landis Martin, et al. and Alice Middleton v. J. Landis Martin, et al.). In August 2002, at the request of the parties, the court ordered that these actions be consolidated under the caption In Re Tremont Corporation Shareholders Litigation (Consolidated C.A. No. 19785-NC) and that by November 21, 2002, or such later date as the parties may agree, counsel for the plaintiffs must file and serve a consolidated amended shareholder complaint. The complaints, purported class actions, generally allege, among other things, that the terms of the proposed merger of Valhi and Tremont are unfair, and that defendants have violated their fiduciary duties. The complaints seek, among other things, an order enjoining consummation of the proposed merger and the award of unspecified damages, including attorney's fees and other costs. The Company believes, and understands that each of the other defendants believes, that the complaint is without merit, and intends, and understands that each of the other defendants intends, to defend against the action vigorously.

TIMET

     In September 2000, TIMET was named in an action filed by the U.S. Equal Employment Opportunity Commission in Federal District Court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint, as amended, alleges that several female employees at TIMET's Henderson, Nevada plant were the subject of sexual harassment and retaliation. TIMET is vigorously defending this action and has filed a motion for summary judgment. Such motion has not yet been acted on by the court.

     At September 30, 2002, TIMET had accrued an aggregate of $.6 million for expected costs related to various legal proceedings. TIMET records liabilities related to legal proceedings when estimated losses, including estimated legal fees, are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to matters as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional legal proceedings will not arise in the future.

NL

     In September 2002, NL was served with a complaint, City of Chicago v. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212). The City of Chicago seeks damages to abate lead paint in a single-count complaint alleging public nuisance against NL and seven other former manufacturers of lead pigment. The time to respond to the complaint has not yet occurred.

     In October 2002, NL was served with a complaint, Walters v. NL Industries, et al. (Kings County Supreme Court, New York, No. 28087/2002). A single individual seeks compensatory and punitive damages from NL and five other former manufacturers of lead pigment for childhood exposures to lead paint. The complaint alleges causes of action in negligence and strict product liability and seeks joint and several liability with claims of civil conspiracy, concert of action, enterprise liability, and market share or alternative liability. The time to respond to the complaint has not yet occurred.

     In re Lead Paint Litigation (Superior Court of New Jersey, Law Division, Middlesex County Civil Action Docket No. Mid-L-2754-01, Case Code 247). In November 2002, the Court entered an order dismissing this previously reported action with prejudice. The time for the filing of an appeal has not run.

     Jefferson County School District v. Lead Industries Association, et al. (District Court of Jefferson County, Mississippi, Case No. 2001-69). In November 2002 plaintiffs agreed to voluntarily dismiss with prejudice this previously reported case.

     El Paso Independent School District v. Lead Industries Association, et al. (District Court of El Paso County, Texas, No. 2002-2675). In November 2002 the plaintiff in this previously reported case dismissed its case without prejudice.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). Trial began in phase I of this previously-reported case before a Rhode Island state court jury on September 4, 2002. On October 29, 2002 the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. No date has been set for any further proceedings, including any possible retrial of the public nuisance issue. Other claims made by the Attorney General, including violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentation, civil conspiracy, indemnity, and unjust enrichment remain pending and were not the subject of this trial. Post trial motions by plaintiff and defendants for judgment notwithstanding the mistrial are pending.

     Gaines, et al., v. The Sherwin-Williams Company, et al. (Circuiit Court of Jefferson County, Mississippi, Civil Action No. 2000-0604). In October 2002 plaintiffs voluntarily dismissed NL with prejudice in this previously reported case.

     Borden, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). In October 2002 the court set a June 2003 trial date in this previously reported case.

     Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175). Plaintiff has filed an appeal of the grant of summary judgment in favor of NL in this previously reported case.

     In the previously reported cases of Houston Independent School District, Harris County, Brownsville Independent School District, and Liberty Independent School District, pending in various Texas state courts, each court has entered an order abating, or staying, the case pending the result of the appeal in the Spring Branch Independent School District case.

     NL expects that additional lead pigment and lead-based paint litigation may be filed against NL in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

     Since the filing of NL's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, NL has been named as a defendant in asbestos and/or silica cases in various jurisdictions brought on behalf of approximately 2,700 additional personal injury claimants. Included in the foregoing total is one case in Mississippi state court involving approximately 2,100 plaintiffs (Jones v. A. O. Smith, et al., Circuit Court, First Judicial District, Jasper County, Mississippi, Civil Action No. 12-0148). NL anticipates that various of these cases will be set for trial from time-to-time for the foreseeable future. In addition, cases on behalf of approximately 2,500 such personal injury plaintiffs have been dismissed or settled for immaterial amounts.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:


          10.1 Revolving Loan Note Agreement dated October 22, 2002 with Tremont Corporation as Maker and NL Industries, Inc. as Payee,
               incorporated  by  reference  to  Exhibit  10.4 of NL's  Quarterly
               Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 2002.

          10.2 Security Agreement dated October 22, 2002, by and between Tremont Corporation and NL Industries, Inc., incorporated by reference to
               Exhibit 10.5 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 2002.

          10.3 Amendment No. 2 to Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as lender and Titanium Metals Corporation and Titanium Hearth Technologies, Inc. as borrowers, dated October 23, 2002, incorporated by reference to
               Exhibit 10.1 of TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 2002.

          10.4 Agreement between Sachtleben Chemie GmbH and Kronos Titan-GmbH effective December 30, 1986, incorporated by reference to Exhibit
               10.1 of KII's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

          10.5 Supplementary Agreement to the Agreement of December 30, 1986 between Sachtleben Chemie GhmH and Kronos Titan-GmbH dated May 3, 1996, incorporated by reference to Exhibit 10.2 of KII's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

          10.6 Second Supplementary Agreement to the Contract dated December 30, 1986 between Sachtleben Chemie GmnH and Kronos Titan-GmbH dated January 8, 2002, incorporated by reference to Exhibit 10.3 of KII's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

          10.7 Agreement and Plan of Merger dated November 4, 2002 by and among Valhi, Inc., Valhi Acquisition Corp. and Tremont Corporation, incorporated by reference to Exhibit 10.1 of Valhi's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2002.

          10.8 Amendment No. 1 to the Agreement and Plan of Merger by and among Valhi, Inc., Valhi Acquisition Corp. and Tremont Corporation dated November 12, 2002, incorporated by reference to Exhibit
               10.2 of Valhi's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2002.

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

          99.3 Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit
               99.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 2002.

          99.4 Certification  of Chief Financial  Officer  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit
               99.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 2002.

          99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 99.1 of TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 2002.

          99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 99.2 of TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 2002.

     (b) Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 2002 and through November 13, 2002.

            Date of Report                  Items Reported
          ------------------              ------------------

          July 31, 2002                        5 and 7
          October 31, 2002                     5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TREMONT CORPORATION
                                    --------------------------------------------
                                                   (Registrant)




Date: November 14, 2002      By     /s/ Mark A. Wallace
                                    --------------------------------------------
                                    Mark A. Wallace
                                    Vice President and Chief Financial Officer




Date: November 14, 2002      By     /s/ JoAnne A. Nadalin
                                    --------------------------------------------
                                    JoAnne A. Nadalin
                                    Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Landis Martin, Chairman of the Board, President and Chief Executive Officer of Tremont Corporation, certify that:

     1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Tremont
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002




/s/ J. Landis Martin
--------------------
J. Landis Martin
Chairman of the Board, President
   and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark A. Wallace, Vice President and Chief Financial Officer of Tremont Corporation, certify that:

     1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Tremont
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002




/s/ Mark A. Wallace
Mark A. Wallace
Vice President and Chief Financial Officer